Form 10-Q
period 1996-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 1996-10-11
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              -------------------
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED AUGUST 31, 1996
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                         COMMISSION FILE NUMBER 0-24050

                          NORTHFIELD LABORATORIES INC.
             (Exact name of registrant as specified in its charter)


                               DELAWARE                                              36-3378733
                     (State or other jurisdiction                                 (I.R.S. Employer
                  of incorporation or organization)                            Identification Number)

         1560 SHERMAN AVENUE, SUITE 1000, EVANSTON, ILLINOIS                         60201-4800
               (Address of principal executive offices)                              (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (847) 864-3500

       FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT: NOT APPLICABLE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                    YES X                           NO
                       ___                             ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.     YES ___                           NO __

         AS OF AUGUST 31, 1996 REGISTRANT HAD 13,975,045 SHARES OF COMMON STOCK OUTSTANDING.


================================================================================

Item 1 - Financial Statements

                                    Part I
                            Financial Information

[KPMG LOGO]






                    NORTHFIELD LABORATORIES INC.
                    (a company in the development stage)

                    Financial Statements

                    August 31, 1996

                    (See accompanying review report of
                    KPMG Peat Marwick LLP)

[KPMG PEAT MARWICK LLP LETTERHEAD]


                    INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 1996, and the related statements of operations and cash flows for the three-month periods ended August 31, 1996 and 1995 and for the period from June 19, 1985, (inception) through August 31, 1996. We have also reviewed the statements of shareholders' equity for the three-month period ended August 31, 1996 and for the period from June 19, 1985 (inception) through August 31, 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Northfield Laboratories Inc. as of May 31, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 1996 (not presented herein); and in our report dated July 3, 1996, except as to note 10, which is as of July 8, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 1996 and in the accompanying statement of shareholders' equity is fairly stated, in all material respects, in relation to the statement from which it has been derived.


                                /s/ KPMG Peat Marwick LLP

September 25, 1996

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Balance Sheets

August 31, 1996 (unaudited) and May 31, 1996

=====================================================================================================================
                                                                                          August 31,     May 31,
                                              ASSETS                                        1996          1996
---------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                              $    10,479,403    11,688,744
  Short-term marketable securities                                                       52,537,281    52,295,647
  Prepaid expenses                                                                          286,489       362,272
  Other current assets                                                                      512,631       598,068
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     63,815,804    64,944,731

Plant and equipment, net                                                                  1,292,090     1,310,385
Other assets                                                                                 70,690        83,442
---------------------------------------------------------------------------------------------------------------------
                                                                                    $    65,178,584    66,338,558
=====================================================================================================================
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                          477,372       924,097
  Accrued expenses                                                                          126,852       172,350
  Accrued compensation and benefits                                                         178,751       178,050
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   782,975     1,274,497

Other liabilities                                                                           113,419       116,101
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           896,394     1,390,598
---------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
     none issued and outstanding                                                                  -             -
   Common stock, $.01 par value.  Authorized 20,000,000 shares;
     issued and outstanding 13,975,045 and 13,586,155 shares
     at August 31, 1996 and May 31, 1996, respectively                                      139,750       135,862
   Additional paid-in capital                                                           115,727,099   115,427,120
   Deficit accumulated during the development stage                                     (51,581,449)  (50,611,169)
   Deferred compensation                                                                     (3,210)       (3,853)
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               64,282,190    64,947,960
---------------------------------------------------------------------------------------------------------------------
                                                                                    $    65,178,584    66,338,558
=====================================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Operations

Three months ended August 31, 1996 and August 31, 1995

==============================================================================================================================
                                                                                                        Cumulative
                                                                                                           from
                                                                     Three months ended August 31,    June 19, 1985
                                                                     -----------------------------       through
                                                                         1996             1995        August 31,1996
                                                                     ------------------------------------------------
                                                                      (unaudited)      (unaudited)     (unaudited)
------------------------------------------------------------------------------------------------------------------------------
Revenues - license income                                             $           -                -       3,000,000
Costs and expenses:
  Research and development                                                1,259,955        1,151,572      41,683,982
  General and administrative                                                538,865          536,190      22,782,557
------------------------------------------------------------------------------------------------------------------------------
                                                                          1,798,820        1,687,762      64,466,539
------------------------------------------------------------------------------------------------------------------------------
Other income and expense:
  Interest income                                                           828,540          272,191       9,968,324
  Interest expense                                                                -                -          83,234
------------------------------------------------------------------------------------------------------------------------------
                                                                            828,540          272,191       9,885,090
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                              $    (970,280)      (1,415,571)    (51,581,449)
==============================================================================================================================
Net loss per share                                                    $       (0.07)           (0.13)          (7.15)
==============================================================================================================================
Shares used in calculation of per share data                             13,803,149       10,788,498       7,215,850
==============================================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit)

August 31, 1996

====================================================================================================================================
                                                                                                              Preferred Stock
                                                                                                        ----------------------------
                                                                                                         Number           Aggregate
                                                                                                        of shares           amount
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common shares at $0.002 per share on August 27, 1985                                             -            $      -
Issuance of Series A convertible preferred shares at $4.00 per share on
  August 27, 1985 (net of costs of issuance of $79,150)                                                      -                   -
Net loss                                                                                                     -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1986                                                                                      -                   -
Net loss                                                                                                     -                   -
Deferred compensation relating to grant of stock options                                                     -                   -
Amortization of deferred compensation                                                                        -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1987                                                                                      -                   -
Issuance of Series B convertible preferred shares at $35.68 per share on
  August 14, 1987 (net of costs of issuance of $75,450)                                                      -                   -
Net loss                                                                                                     -                   -
Amortization of deferred compensation                                                                        -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1988                                                                                      -                   -
Issuance of common shares at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)         -                   -
Conversion of Series A convertible preferred shares to common shares on June 7, 1988                         -                   -
Conversion of Series B convertible preferred shares to common shares on June 7, 1988                         -                   -
Exercise of stock options at $2.00 per share                                                                 -                   -
Issuance of common shares at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)         -                   -
Issuance of common shares at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)        -                   -
Sale of options at $28.29 per share to purchase common shares at $.20 per share on
  March 30, 1989 (net of costs of issuance of $4,162)                                                        -                   -
Net loss                                                                                                     -                   -
Deferred compensation relating to grant of stock options                                                     -                   -
Amortization of deferred compensation                                                                        -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1989                                                                                      -                   -
Net loss                                                                                                     -                   -
Deferred compensation relating to grant of stock options                                                     -                   -
Amortization of deferred compensation                                                                        -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1990                                                                                      -                   -
Net loss                                                                                                     -                   -
Amortization of deferred compensation                                                                        -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1991                                                                                      -                   -
Exercise of stock warrants at $5.60 per share                                                                -                   -
Net loss                                                                                                     -                   -
Amortization of deferred compensation                                                                        -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                                                                                      -                   -
Exercise of stock warrants at $7.14 per share                                                                -                   -
Issuance of common shares at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)        -                   -
Net loss                                                                                                     -                   -
Amortization of deferred compensation                                                                        -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                                                                                      -                   -

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit)

====================================================================================================================================

                       Series A convertible        Series B convertible                 Deficit                   Total
     Common stock         preferred stock            preferred stock                  accumulated                 share-
--------------------  ----------------------   ------------------------  Additional   during the    Deferred     holders'
 Number    Aggregate   Number      Aggregate     Number       Aggregate   paid-in    development     compen-      equity
of shares   amount    of shares     amount     of shares       amount     capital       stage        sation     (deficit)
------------------------------------------------------------------------------------------------------------------------------------
3,500,000  $35,000          -    $        -          -    $        -     (28,000)            -            -        7,000
        -        -    250,000       250,000          -             -     670,850             -            -      920,850
        -        -          -             -          -             -           -      (607,688)           -     (607,688)
------------------------------------------------------------------------------------------------------------------------------------
3,500,000   35,000    250,000       250,000          -             -     642,850      (607,688)           -      320,162
        -        -          -             -          -             -           -    (2,429,953)           -   (2,429,953)
        -        -          -             -          -             -   2,340,000             -   (2,340,000)           -
        -        -          -             -          -             -           -             -      720,000      720,000
------------------------------------------------------------------------------------------------------------------------------------
3,500,000   35,000    250,000       250,000          -             -   2,982,850    (3,037,641)  (1,620,000)  (1,389,791)
        -        -          -             -    200,633       200,633   6,882,502             -            -    7,083,135
        -        -          -             -          -             -           -    (3,057,254)           -   (3,057,254)
        -        -          -             -          -             -           -             -      566,136      566,136
------------------------------------------------------------------------------------------------------------------------------------
3,500,000   35,000    250,000       250,000    200,633       200,633   9,865,352    (6,094,895)  (1,053,864)   3,202,226
  413,020    4,130          -             -          -             -   9,749,870             -            -    9,754,000
1,250,000   12,500   (250,000)     (250,000)         -             -     237,500             -            -            -
1,003,165   10,032          -             -   (200,633)     (200,633)    190,601             -            -            -
   47,115      471          -             -          -             -      93,759             -            -       94,230
  175,525    1,755          -             -          -             -   4,976,855             -            -    4,978,610
   87,760      878          -             -          -             -   2,488,356             -            -    2,489,234
        -        -          -             -          -             -   7,443,118             -            -    7,443,118
        -        -          -             -          -             -           -     (791,206)            -     (791,206)
        -        -          -             -          -             -     683,040             -     (683,040)           -
        -        -          -             -          -             -           -             -      800,729      800,729
------------------------------------------------------------------------------------------------------------------------------------
6,476,585   64,766          -             -          -             -  35,728,451    (6,886,101)    (936,175)  27,970,941
        -        -          -             -          -             -           -    (3,490,394)           -   (3,490,394)
        -        -          -             -          -             -     699,163             -     (699,163)           -
        -        -          -             -          -             -           -             -      546,278      546,278
------------------------------------------------------------------------------------------------------------------------------------
6,476,585   64,766          -             -          -             -  36,427,614   (10,376,495)  (1,089,060)  25,026,825
        -        -          -             -          -             -           -    (5,579,872)           -   (5,579,872)
        -        -          -             -          -             -           -             -      435,296      435,296
------------------------------------------------------------------------------------------------------------------------------------
6,476,585   64,766          -             -          -             -  36,427,614   (15,956,367)    (653,764)  19,882,249
   90,000      900          -             -          -             -     503,100             -            -      504,000
        -        -          -             -          -             -           -    (7,006,495)           -   (7,006,495)
        -        -          -             -          -             -           -             -      254,025      254,025
------------------------------------------------------------------------------------------------------------------------------------
6,566,585   65,666          -             -          -             -  36,930,714   (22,962,862)    (399,739)  13,633,779
   15,000      150          -             -          -             -     106,890             -            -      107,040
  374,370    3,744          -             -          -             -   5,663,710             -            -    5,667,454
        -        -          -             -          -             -           -    (8,066,609)           -   (8,066,609)
        -        -          -             -          -             -           -             -      254,025      254,025
------------------------------------------------------------------------------------------------------------------------------------
6,955,955   69,560          -             -          -             -  42,701,314   (31,029,471)    (145,714)  11,595,689


                                                                     (Continued)

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statement of Shareholders' Equity (Deficit), Continued

====================================================================================================================================
                                                                                                                 Preferred stock
                                                                                                           -------------------------
                                                                                                            Number         Aggregate
                                                                                                           of shares         amount
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                        -           $     -
Issuance of common shares at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)           -                 -
Cancellation of stock options                                                                                   -                 -
Amortization of deferred compensation                                                                           -                 -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                                                                                         -                 -
Net loss                                                                                                        -                 -
Issuance of common shares at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)               -                 -
Exercise of stock options at $7.14 per share                                                                    -                 -
Exercise of stock options at $2.00 per share                                                                    -                 -
Cancellation of stock options                                                                                   -                 -
Amortization of deferred compensation                                                                           -                 -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                                                                                         -                 -
Net loss                                                                                                        -                 -
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)            -                 -
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)          -                 -
Exercise of stock options at $2.00 per share                                                                    -                 -
Exercise of stock options at $6.38 per share                                                                    -                 -
Exercise of stock options at $7.14 per share                                                                    -                 -
Cancellation of stock options                                                                                   -                 -
Amortization of deferred compensation                                                                           -                 -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996                                                                                         -                 -
Net loss (unaudited)                                                                                            -                 -
Exercise of stock options at $0.20 per share (unaudited)                                                        -                 -
Exercise of stock options at $2.00 per share (unaudited)                                                        -                 -
Amortization of deferred compensation (unaudited)                                                               -                 -
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1996 (unaudited)                                                                          -           $     -
====================================================================================================================================


See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statement of Shareholders' Equity (Deficit), Continued

===============================================================================================================================
                             Series A convertible   Series B convertible                  Deficit                  Total
       Common Stock             preferred stock       preferred stock                   accumulated               share-
-------------------------  ---------------------  -----------------------   Additional   during the   Deferred     holders'
  Number        Aggregate   Number     Aggregate   Number       Aggregate    paid-in    development   compen-     equity
of shares        amount    of shares    amount    of shares      amount      capital       stage       sation    (deficit)
-------------------------------------------------------------------------------------------------------------------------------
         -              -      -             -          -             -              -    (7,363,810)        -   (7,363,810)
 2,500,000         25,000      -             -          -             -     14,163,851             -         -   14,188,851
         -              -      -             -          -             -        (85,400)            -    85,400            -
         -              -      -             -          -             -              -             -       267          267
-------------------------------------------------------------------------------------------------------------------------------
 9,455,955         94,560      -             -          -             -     56,779,765   (38,393,281)  (60,047)  18,420,997
         -              -      -             -          -             -              -    (7,439,013)        -   (7,439,013)
   375,000          3,750      -             -          -             -      2,261,250             -         -    2,265,000
    10,000            100      -             -          -             -         71,300             -         -       71,400
   187,570          1,875      -             -          -             -        373,264             -         -      375,139
         -              -      -             -          -             -       (106,750)            -   106,750            -
         -              -      -             -          -             -              -             -   (67,892)     (67,892)
-------------------------------------------------------------------------------------------------------------------------------
10,028,525        100,285      -             -          -             -     59,378,829   (45,832,294)  (21,189)  13,625,631
         -              -      -             -          -             -              -    (4,778,875)        -   (4,778,875)
 2,925,000         29,250      -             -          -             -     48,324,374             -         -   48,353,624
   438,750          4,388      -             -          -             -      7,360,187             -         -    7,364,575
   182,380          1,824      -             -          -             -        362,937             -         -      364,761
     1,500             15      -             -          -             -          9,555             -         -        9,570
    10,000            100      -             -          -             -         71,300             -         -       71,400
         -              -      -             -          -             -        (80,062)            -    80,062            -
         -              -      -             -          -             -              -             -   (62,726)     (62,726)
-------------------------------------------------------------------------------------------------------------------------------
13,586,155        135,862      -             -          -             -    115,427,120   (50,611,169)   (3,853)  64,947,960
         -              -      -             -          -             -              -      (970,280)        -     (970,280)
   263,285          2,633      -             -          -             -         50,025             -         -       52,658
   125,605          1,255      -             -          -             -        249,954             -         -      251,209
         -              -      -             -          -             -              -             -       643          643
-------------------------------------------------------------------------------------------------------------------------------
13,975,045   $    139,750      -     $       -          -  $          -    115,727,099   (51,581,449)   (3,210)  64,282,190
===============================================================================================================================

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Cash Flows

Three months ended August 31, 1996 and August 31, 1995

===============================================================================================================================
                                                                                                    Cumulative
                                                                                                       from
                                                                   Three months ended August 31,   June 19, 1985
                                                                   -----------------------------      through
                                                                       1996            1995       August 31, 1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)      (unaudited)     (unaudited)
Cash flows from operating activities:
   Net loss                                                     $     (970,280)      (1,415,571)     (51,581,449)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                   121,252          303,352       12,498,405
       Amortization of deferred compensation                               643          (71,394)       3,446,781
       Loss on sale of equipment                                             -                -           66,359
       Changes in assets and liabilities:
         Prepaid expenses                                               75,783           72,173         (286,489)
         Other current assets                                           45,437           58,041       (2,300,548)
         Other assets                                                   12,499           16,394          (84,763)
         Accounts payable                                             (446,725)           2,419          477,372
         Accrued expenses                                              (45,498)           3,145          126,852
         Accrued compensation and benefits                                 701          (18,880)         178,751
         Other liabilities                                              (2,682)           3,092          113,419
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (1,208,870)      (1,047,229)     (37,345,310)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of plant, equipment, and
    capitalized engineering costs                                      (62,704)         (16,143)     (12,131,452)
  Proceeds from matured marketable securities                       27,049,200       10,689,336      193,192,381
  Proceeds from sale of marketable securities                                -                -        7,141,656
  Purchase of marketable securities                                (27,290,834)     (45,279,961)    (252,871,318)
  Proceeds from sale of equipment                                            -                -           76,587
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (304,338)     (34,606,768)     (64,592,146)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                               303,867       49,095,215      102,041,768
  Payment of common stock issuance costs                                     -         (450,000)      (5,072,012)
  Proceeds from issuance of preferred stock                                  -                -        6,644,953
  Proceeds from sale of stock options to
    purchase common shares                                                   -                -        7,443,118
  Proceeds from issuance of notes payable                                    -                -        1,500,000
  Repayment of notes payable                                                 -                -         (140,968)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              303,867       48,645,215      112,416,859
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     (1,209,341)      12,991,218       10,479,403
Cash at beginning of period                                         11,688,744        1,574,008                -
-------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                           $   10,479,403       14,565,226       10,479,403
===============================================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

August 31, 1996

-------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

    The interim financial statements as of August 31, 1996 and for the three months ended August 31, 1996 and 1995 presented herein are unaudited but, in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period presented is not necessarily indicative of the results to be expected for the year ending May 31, 1997. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 1996.


(2) COMPUTATION OF NET LOSS PER SHARE

    The net loss per common and common equivalent share has been computed using the weighted average number of common shares outstanding for each period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.


(3) RECLASSIFICATION

    Certain amounts have been reclassified to conform with the current year presentation.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since its incorporation in 1985, Northfield Laboratories Inc. ("Northfield" or the "Company") has devoted substantially all of its efforts and resources to the research, development and clinical testing of its potential product, PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception to August 31, 1996, Northfield incurred operating losses totaling $51,581,449.

         The Company's success will depend on several factors including its ability to obtain Food & Drug Administration regulatory approval of PolyHeme and the Company's manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, and enforce its patent positions. The Company has experienced significant delays in the development and clinical testing of PolyHeme. There can be no assurance that the Company will be able to achieve these goals or that it will be able to realize product revenues or profitability on a sustained basis or at all.

         The Company anticipates that research and development expenses will increase during the foreseeable future. These expected increases are related to the conducting of future clinical trials, the monitoring and reporting of results of such trials and continuing process development associated with increases in the Company's manufacturing capacity to permit commercial scale production of PolyHeme. The Company expects that general and administrative expenses will increase over the foreseeable future due to increased expenses relating to the expansion of the Company's organization in support of commercial operations.

                             RESULTS OF OPERATIONS

For the First Quarter Ended August 31, 1996 and 1995.

         The Company reported no revenues for either of the three-month periods ended August 31, 1996 or 1995. From its inception through August 31, 1996, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for the Company's first fiscal quarter ended August 31, 1996 totaled $1,799,000, an increase of $111,000 from the $1,688,000 reported in the first quarter of fiscal 1996. Measured on a percentage basis, total expenses in the first quarter of fiscal 1997 increased by 6.6%.

         Research and development expenses for the first quarter of fiscal 1997 totaled $1,260,000, an increase of $108,000, or 9.4%, from the $1,152,000 reported in the first
quarter of fiscal 1996. The increase in research and development expenses resulted primarily from increases in employment costs and clinical trials costs which offset a decrease in depreciation expense. Employment costs have increased because the first quarter of fiscal 1996 included a $74,000 reversal of below market option expense and on a quarter over quarter basis Northfield has added six employees. Clinical trials expense has increased due to a higher volume of patients participating this fiscal year. Depreciation expense was $170,000 less than in the prior year as much of the equipment in the Company's prototype manufacturing facility is nearing the end of its depreciable life. The Company anticipates that research and development expenses will increase over the next several years. Additional costs are being planned for expanded clinical trials, third-party clinical monitoring, third-party product testing as well as the engineering and construction of a commercial scale production facility.

         General and administrative expense in the first quarter of fiscal 1997 totaled $539,000 compared to expenses of $536,000 in the first quarter of 1996, representing an increase of $3,000, or 0.6%. Though the quarter over quarter expenses are virtually unchanged line item differences in expense categories do exist. Executive salaries have declined due to the reduction of one position in fiscal 1997 compared to fiscal 1996. Filing fees have increased due to the fund raising that occurred in the first quarter of fiscal 1996. The Company anticipates that general and administrative expenses will exceed fiscal 1996 levels as a result of business development efforts and with the ongoing costs of serving an expanding shareholder base.

INTEREST INCOME

         Interest income in the first quarter of fiscal 1997 equaled $829,000, or a $557,000 increase from the $272,000 in interest income reported in the first quarter of fiscal 1996. Higher available investment balances in fiscal 1997 resulting from the prior year public stock offering caused interest income to increase. The level of interest income to be earned over the balance of fiscal 1997 will be dependent on the rate of investment spending Northfield makes to prepare for commercialization of its potential product PolyHeme.

NET LOSS

         The net loss for the first quarter ended August 31, 1996 was $970,000, or $.07 per share, compared to a net loss of $1,416,000, or $.13 per share, for the first quarter ended August 31, 1995. The reduction in the loss per share is the result of the reduction in the dollar loss as well as having additional shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through August 31, 1996, the Company has expended cash in operating activities and for the purchase of plant, equipment and engineering services in the amount of $49,477,000. For the three-month periods ended August 31, 1996 and 1995, these cash expenditures totaled $1,272,000 and $1,063,000, respectively. The first quarter fiscal 1997 net cash outlay of $1,272,000 was low and benefitted from the level of collected interest income and the timing of payments on accounts payable.

         The Company has financed its research and development and other activities to date through the sale of public and private securities and, to a more limited extent, through the license of product rights. As of August 31, 1996, the Company had cash and marketable securities totaling $63,017,000.

        The Company believes its existing capital resources will be adequate to satisfy its operating capital requirements for approximately the next 18-24 months. Thereafter, Northfield may require substantial additional funds to test and seek regulatory approval for PolyHeme and to expand its commercial capabilities. Construction of a 300,000 unit annual capacity commercial scale manufacturing facility is currently in the planning stages and (exclusive of land costs) is estimated to cost $40 million.

         The Company expects to use existing resources to finance a commercial manufacturing facility, though it may enter into collaborative arrangements with strategic partners which could provide the Company with additional funding or absorb expenses otherwise payable by the Company. The Company has engaged in discussions with a number of potential strategic partners, though these discussions are at preliminary stages and there can be no assurance that any such arrangement will be consummated.

         The Company's capital requirements may vary materially from those now anticipated because of the results of the clinical testing of PolyHeme, the establishment of relationships with strategic partners, changes in the scale, timing or cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA regulatory process, changes in the Company's marketing and distribution strategy and other factors.

                             PART II.  OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

            (a) None.

            (b) None.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 7, 1996.

                            NORTHFIELD LABORATORIES INC.


                            By:  /s/ Richard E. DeWoskin
                                ----------------------------------------------
                                  Chairman of the Board and Chief Executive
                                  Officer

                            By:  /s/ Jack J. Kogut
                                ----------------------------------------------
                                  Vice President - Finance, Secretary and
                                  Treasurer (principal financial officer and
                                  principal accounting officer)