Form 10-Q
period 1996-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 1997-01-14
CIK 920947

 =============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 1996
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT: 1560 Sherman Avenue, Suite 1000, Evanston, Illinois 60201-4422

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                   YES  X                           NO
                       ---                             ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.    YES                       NO
                             ---                      ---

        AS OF NOVMEBER 30, 1996 REGISTRANT HAD 13,995,045 SHARES OF COMMON STOCK OUTSTANDING.


================================================================================

[KPMG LOGO]


                                                   Item 1. Financial Statements











                    NORTHFIELD LABORATORIES INC.
                    (a company in the development stage)

                    Financial Statements

                    November 30, 1996

                    (See accompanying review report of
                    KPMG Peat Marwick LLP)

[KPMG PEAT MARWICK LLP LETTERHEAD]


                      INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 1996, and the related statements of operations for the three- and six-month periods ended November 30, 1996 and 1995, and for the period from June 19, 1985 (inception) through November 30, 1996, and the statements of cash flows for the six-month periods ended November 30, 1996 and 1995, and for the period from June 19, 1985 (inception) through November 30, 1996. We have also reviewed the statements of shareholders' equity for the six-month period ended November 30, 1996 and for the period from June 19, 1985 (inception) through November 30, 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Northfield Laboratories Inc. as of May 31, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 1996 (not presented herein); and in our report dated July 3, 1996, except as to note 10, which is as of July 8, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 1996 and in the accompanying statement of shareholders' equity is fairly stated, in all material respects, in relation to the statements from which it has been derived.



Chicago, Illinois
December 20, 1996

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Balance Sheets

November 30, 1996 (unaudited) and May 31, 1996


-----------------------------------------------------------------------------------------------------------------
                                                                                        November 30,      May 31,
                                       ASSETS                                              1996            1996
-----------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                 $ 10,603,731    11,688,744
  Short-term marketable securities                                                       51,265,442    52,295,647
  Prepaid expenses                                                                          214,654       362,272
  Other current assets                                                                      519,410       598,068
-----------------------------------------------------------------------------------------------------------------

Total current assets                                                                     62,603,237    64,944,731

Plant and equipment, net                                                                  1,338,181     1,310,385
Other assets                                                                                 57,938        83,442
-----------------------------------------------------------------------------------------------------------------

                                                                                       $ 63,999,356    66,338,558
=================================================================================================================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                                          404,873       924,097
  Accrued expenses                                                                          111,536       172,350
  Accrued compensation and benefits                                                         191,369       178,050
-----------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                   707,778     1,274,497
-----------------------------------------------------------------------------------------------------------------

Other liabilities                                                                           107,850       116,101
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           815,628     1,390,598
-----------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
   none issued and outstanding                                                                 -            -
  Common stock, $.01 par value.  Authorized 20,000,000 shares;
   issued and outstanding 13,995,045 and 13,586,155 shares at
   November 30, 1996 and May 31, 1996, respectively                                         139,950       135,862
  Additional paid-in capital                                                            115,766,899   115,427,120
  Deficit accumulated during the development stage                                      (52,720,554)  (50,611,169)
  Deferred compensation                                                                      (2,567)       (3,853)
-----------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                               63,183,728    64,947,960
-----------------------------------------------------------------------------------------------------------------

                                                                                       $ 63,999,356    66,338,558
=================================================================================================================


See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Operations

Three and six months ended November 30, 1996 and 1995 and for the period from June 19, 1985 through November 30, 1996
-------------------------------------------------------------------------------


                                                                                              Cumulative
                                                                                                  from
                                           Three months               Six months              June 19, 1985
                                          ended November 30,        ended November 30,          through
                                          1996         1995          1996         1995        Nov. 30, 1996
-------------------------------------------------------------------------------------------------------------
                                      (unaudited)  (unaudited)    (unaudited)    (unaudited)  (unaudited)
Revenues - license income           $           -            -             -            -      3,000,000
Costs and expenses:
  Research and development              1,419,212    1,208,648     2,679,167    2,360,220     43,103,194
  General and administrative              541,280      715,665     1,080,145    1,251,855     23,323,837
-------------------------------------------------------------------------------------------------------------

                                        1,960,492    1,924,313     3,759,312    3,612,075     66,427,031
-------------------------------------------------------------------------------------------------------------

Other income and expense:
  Interest income                         821,387      921,319     1,649,927    1,193,510     10,789,711
  Interest expense                              -            -             -            -         83,234
-------------------------------------------------------------------------------------------------------------

                                          821,387      921,319     1,649,927    1,193,510     10,706,477

Net loss                            $  (1,139,105)  (1,002,994)   (2,109,385)  (2,418,565)   (52,720,554)
=============================================================================================================

Net loss per share                  $       (0.08)       (0.07)        (0.15)       (0.20)         (7.16)
=============================================================================================================

Shares used in calculation of
  per share data                       13,984,825   13,462,755    13,893,491   12,118,320      7,365,614
=============================================================================================================


See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit)

Six months ended November 30, 1996 and for the period from June 19, 1985 through November 30, 1996

--------------------------------------------------------------------------------------------------------------------------


                                                                                                    Preferred stock
                                                                                                ---------------------
                                                                                                Number      Aggregate
                                                                                                of shares     amount
--------------------------------------------------------------------------------------------------------------------------
Issuance of common shares at $0.002 per share on August 27, 1985                                -           $   -
Issuance of Series A convertible preferred shares at $4.00 per share on
  August 27, 1985 (net of costs of issuance of $79.150)                                         -               -
Net Loss                                                                                        -               -
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1986                                                                         -               -
Net loss                                                                                        -               -
Deferred compensation relating to grant of stock options                                        -               -
Amortization of deferred compensation                                                           -               -
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1987                                                                         -               -
Issuance of Series B convertible preferred shares at $35.68 per share on
  August 14, 1987 (net of costs of issuance of $75,450)                                         -               -
Net Loss                                                                                        -               -
Amortization of deferred compensation                                                           -               -
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1988                                                                         -               -
Issuance of common shares at $24.21 per share on June 7, 1988 (net of costs of issuance of
  ($246,000)                                                                                    -               -
Conversion of Series A convertible preferred shares to common shares on June 7, 1988            -               -
Conversion of Series B convertible preferred shares to common shares on June 7, 1988            -               -
Exercise of stock options at $2.00 per share                                                    -               -
Issuance of common shares at $28.49 per share on March 6, 1989 (net of costs of issuance
  of $21,395)                                                                                   -               -
Issuance of common shares at $28.49 per share on March 30, 1989 (net of costs of issuance
  of $10.697)                                                                                   -               -
Sale of options at $28.29 per share to purchase common shares at $.20 per share on
  March 30, 1989 (net of costs of issuance of $4,162)                                           -               -
Net loss                                                                                        -               -
Deferred compensation relating to grant of stock options                                        -               -
Amortization of deferred compensation                                                           -               -
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1989                                                                         -               -
Net loss                                                                                        -               -
Deferred compensation relating to grant of stock options                                        -               -
Amortization of deferred compensation                                                           -               -
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1990                                                                         -               -
Net loss                                                                                        -               -
Amortization of deferred compensation                                                           -               -
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1991                                                                         -               -
Exercise of stock warrants at $5.60 per share                                                   -               -
Net loss                                                                                        -               -
Amortization of deferred compensation                                                           -               -
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                                                                         -               -
Exercise of stock warrants at $7.14 per share                                                   -               -
Issuance of common shares at $15.19 per share on April 19, 1993 (net of costs of issuance
  of $20,724)                                                                                   -               -
Net loss                                                                                        -               -
Amortization of deferred compensation                                                           -               -
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                                                                         -           $   -
--------------------------------------------------------------------------------------------------------------------------

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit)

Six months ended November 30, 1996 and for the period from June 19, 1985 through November 30, 1996

------------------------------------------------------------------------------------------------------------------------

                             Series A convertible   Series B convertible                Deficit                    Total
       Common stock            preferred stock       preferred stock                   accumulated                 share-
  -----------------------   ---------------------   -------------------    Additional  during the   Deferred     holders'
   Number       Aggregate    Number     Aggregate   Number    Aggregate    paid-in    development    compen-      equity
  of shares      amount     of shares     amount   of shares    amount      capital      stage       sation      (deficit)
------------------------------------------------------------------------------------------------------------------------
   3,500,000  $   35,000            -   $       -         -  $       -     (28,000)          -           -         7,000

           -           -      250,000     250,000         -          -     670,850           -           -       920,850
           -           -            -           -         -          -           -    (607,688)          -      (607,688)
------------------------------------------------------------------------------------------------------------------------
   3,500,000      35,000      250,000     250,000         -          -     642,850    (607,688)          -       320,162
           -           -            -           -         -          -           -  (2,429,953)          -    (2,429,953)
           -           -            -           -         -          -   2,340,000           -  (2,340,000)            -
           -           -            -           -         -          -           -           -     720,000       720,000
------------------------------------------------------------------------------------------------------------------------
   3,500,000      35,000      250,000     250,000         -          -   2,982,850  (3,037,641) (1,620,000)   (1,389,791)

           -           -            -           -   200,633    200,633   6,882,502           -           -     7,083,135
           -           -            -           -         -          -           -  (3,057,254)          -    (3,057,254)
           -           -            -           -         -          -           -           -     566,136       566,136
------------------------------------------------------------------------------------------------------------------------
   3,500,000      35,000      250,000     250,000   200,633    200,633   9,865,352  (6,094,895) (1,053,864)    3,202,226

     413,020       4,130            -           -         -          -   9,749,870           -           -     9,754,000
   1,250,000      12,500     (250,000)   (250,000)        -          -     237,500           -           -             -
   1,003,165      10,032            -           -  (200,633)  (200,633)    190,601           -           -             -
      47,115         471            -           -         -          -      93,759           -           -        94,230

     175,525       1,755            -           -         -          -   4,976,855           -           -     4,978,610

      87,760         878            -           -         -          -   2,488,356           -           -     2,489,234

           -           -            -           -         -          -   7,443,118           -           -     7,443,118
           -           -            -           -         -          -           -    (791,206)          -      (791,206)
           -           -            -           -         -          -     683,040           -    (683,040)            -
           -           -            -           -         -          -           -           -     800,729       800,729
------------------------------------------------------------------------------------------------------------------------
   6,476,585      64,766            -           -         -          -  35,728,451  (6,886,101)   (936,175)   27,970,941
           -           -            -           -         -          -           -  (3,490,394)          -    (3,490,394)
           -           -            -           -         -          -     699,163           -    (699,163)            -
           -           -            -           -         -          -           -           -     546,278       546,278
------------------------------------------------------------------------------------------------------------------------
   6,476,585      64,766            -           -         -          -  36,427,614 (10,376,495) (1,089,060)   25,026,825
           -           -            -           -         -          -           -  (5,579,872)          -    (5,579,872)
           -           -            -           -         -          -           -           -     435,296       435,296
------------------------------------------------------------------------------------------------------------------------
   6,476,585      64,766            -           -         -          -  36,427,614 (15,956,367)   (653,764)   19,882,249
      90,000         900            -           -         -          -     503,100           -           -       504,000
           -           -            -           -         -          -           -  (7,006,495)          -    (7,006,495)
           -           -            -           -         -          -           -           -     254,025       254,025
------------------------------------------------------------------------------------------------------------------------
   6,566,585      65,666            -           -         -          -  36,930,714 (22,962,862)   (399,739)   13,633,779
      15,000         150            -           -         -          -     106,890           -           -       107,040

     374,370       3,744            -           -         -          -   5,663,710           -           -     5,667,454
           -           -            -           -         -          -           -  (8,066,609)          -    (8,066,609)
           -           -            -           -         -          -           -           -     254,025       254,025
------------------------------------------------------------------------------------------------------------------------
   6,955,955  $   69,560            -   $       -         -  $       -  42,701,314 (31,029,471)   (145,714)   11,595,689
------------------------------------------------------------------------------------------------------------------------
                                                                                                             (Continued)


NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit), Continued



====================================================================================================================================

                                                                                                                Preferred stock
                                                                                                           -------------------------
                                                                                                              Number    Aggregate
                                                                                                            of shares     amount
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                         -     $     -
Issuance of common shares at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)            -           -
Cancellation of stock options                                                                                    -           -
Amortization of deferred compensation                                                                            -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                                                                                          -           -
Net loss                                                                                                         -           -
Issuance of common shares at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)                -           -
Exercise of stock options at $7.14 per share                                                                     -           -
Exercise of stock options at $2.00 per share                                                                     -           -
Cancellation of stock options                                                                                    -           -
Amortization of deferred compensation                                                                            -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                                                                                          -           -
Net loss                                                                                                         -           -
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)             -           -
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)           -           -
Exercise of stock options at $2.00 per share                                                                     -           -
Exercise of stock options at $6.38 per share                                                                     -           -
Exercise of stock options at $7.14 per share                                                                     -           -
Cancellation of stock options                                                                                    -           -
Amortization of deferred compensation                                                                            -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996                                                                                          -           -
Net loss (unaudited)                                                                                             -           -
Exercise of stock options at $0.20 per share (unaudited)                                                         -           -
Exercise of stock options at $2.00 per share (unaudited)                                                         -           -
Amortization of deferred compensation (unaudited)                                                                -           -
------------------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1996 (unaudited)                                                                         -     $      -
====================================================================================================================================


See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit), Continued





====================================================================================================================================
                                     Series A convertible  Series B convertible                  Deficit                   Total
           Common stock                 preferred stock       preferred stock                  accumulated                 share-
   -----------------------------     ---------------------  -------------------  Additional     during the      Deferred   holders'
     Number            Aggregate       Number    Aggregate   Number   Aggregate   paid-in      development      compen-    equity
   of shares            amount       of shares    amount    of shares   amount    capital         stage          sation   (deficit)
------------------------------------------------------------------------------------------------------------------------------------
         -                 -              -          -         -          -          -         (7,363,810)         -     (7,363,810)
    2,500,000            25,000           -          -         -          -    14,163,851            -             -     14,188,851
         -                 -              -          -         -          -       (85,400)           -          85,400         -
         -                 -              -          -         -          -          -               -             267          267
------------------------------------------------------------------------------------------------------------------------------------
    9,455,955            94,560           -          -         -          -    56,779,765     (38,393,281)     (60,047)  18,420,997
         -                 -              -          -         -          -          -         (7,439,013)         -     (7,439,013)
      375,000             3,750           -          -         -          -     2,261,250            -             -      2,265,000
       10,000               100           -          -         -          -        71,300            -             -         71,400
      187,570             1,875           -          -         -          -       373,264            -             -        375,139
         -                 -              -          -         -          -      (106,750)           -         106,750         -
         -                 -              -          -         -          -          -               -         (67,892)     (67,892)
------------------------------------------------------------------------------------------------------------------------------------
   10,028,525           100,285           -          -         -          -    59,378,829     (45,832,294)     (21,189)  13,625,631
         -                 -              -          -         -          -          -         (4,778,875)         -     (4,778,875)
    2,925,000            29,250           -          -         -          -    48,324,374            -             -     48,353,624
      438,750             4,388           -          -         -          -     7,360,187            -             -      7,364,575
      182,380             1,824           -          -         -          -       362,937            -             -        364,761
        1,500                15           -          -         -          -         9,555            -             -          9,570
       10,000               100           -          -         -          -        71,300            -             -         71,400
         -                 -              -          -         -          -       (80,062)           -          80,062         -
         -                 -              -          -         -          -          -               -         (62,726)     (62,726)
------------------------------------------------------------------------------------------------------------------------------------
   13,586,155           135,862           -          -         -          -   115,427,120     (50,611,169)      (3,853)  64,947,960
         -                 -              -          -         -          -          -         (2,109,385)         -     (2,109,385)
      263,285             2,633           -          -         -          -        50,025            -             -         52,658
      145,605             1,455           -          -         -          -       289,754            -             -        291,209
         -                 -              -          -         -          -          -               -           1,286        1,286
------------------------------------------------------------------------------------------------------------------------------------

   13,995,045          $139,950           -       $  -       $ -          -   115,766,899     (52,720,554)      (2,567)  63,183,728
====================================================================================================================================

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Cash Flows

Six months ended November 30, 1996 and 1995 and for the period from
June 19, 1985 through November 30, 1996
--------------------------------------------------------------------------

                                                                                              Cumulative
                                                                                                 from
                                                      Six months ended November 30,         June 19, 1985
                                                      -----------------------------           through
                                                           1996           1995              Nov. 30, 1996
                                                        (unaudited)    (unaudited)           (unaudited)
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                           $  (2,109,385)    (2,418,565)           (52,720,554)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                        242,505        608,191             12,619,658
       Amortization of deferred compensation                  1,286        (68,505)             3,447,424
       Loss on sale of equipment                                  -              -                 66,359
       Changes in assets and liabilities:
          Prepaid expenses                                  147,618         71,487               (214,654)
          Other current assets                               (1,342)      (198,020)            (2,347,327)
          Other assets                                       24,999         32,786                (72,262)
          Accounts payable                                 (519,224)      (286,311)               404,873
          Accrued expenses                                  (60,813)       103,584                111,536
          Accrued compensation and benefits                  13,319         (8,220)               191,369
          Other liabilities                                  (8,251)       (11,139)               107,850
----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                    (2,269,288)    (2,174,712)           (38,405,728)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of plant, equipment, and
     capitalized engineering costs                         (189,796)       (30,122)           (12,258,544)
   Proceeds from matured marketable securities           28,049,200     34,538,380            194,192,381
   Proceeds from sale of marketable securities                    -              -              7,141,656
   Purchase of marketable securities                    (27,018,996)   (71,441,023)          (252,599,480)
   Proceeds from sale of equipment                                -              -                 76,587
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         840,408    (36,932,765)           (63,447,400)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                   343,867     56,499,899            102,081,768
   Payment of common stock issuance costs                         -       (405,969)            (5,072,012)
   Proceeds from issuance of preferred stock                      -              -              6,644,953
   Proceeds from sale of stock options to
     purchase common shares                                       -              -              7,443,118
   Proceeds from issuance of notes payable                        -              -              1,500,000
   Repayment of notes payable                                     -              -               (140,968)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                   343,867     56,093,930            112,456,859
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                          (1,085,013)    16,986,453             10,603,731

Cash at beginning of period                              11,688,744      1,574,008                      -
----------------------------------------------------------------------------------------------------------
Cash at end of period                                 $  10,603,731     18,560,461             10,603,731
==========================================================================================================


See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a Company in the development stage)

Notes to Financial Statements

November 30, 1996


(1)  BASIS OF PRESENTATION

    The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the year ending May 31, 1997. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 1996.


(2)  COMPUTATION OF NET LOSS PER SHARE

    The net loss per common and common equivalent share has been computed using the weighted average number of common shares outstanding for each period. Common equivalent shares from stock options and warrants are excluded from the computation, as their effect is antidilutive.


(3)  RECLASSIFICATION

    Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Since its incorporation in 1985, Northfield Laboratories Inc. ("Northfield" or the "Company") has devoted substantially all of its efforts and resources to the research, development and clinical testing of its potential product, PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception to November 30, 1996, Northfield incurred operating losses totaling $52,720,554.

    The Company's success will depend on several factors, including its ability to obtain Food and Drug Administration regulatory approval of PolyHeme and the Company's manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, and enforce its patent positions. The Company has experienced significant delays in the development and clinical testing of PolyHeme. There can be no assurance that the Company will be able to achieve these goals or that it will be able to realize product revenues or profitability on a sustained basis or at all.

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

                             RESULTS OF OPERATIONS

For the three-month periods ended November 30, 1996 and 1995, and for the six-month periods ended November 30, 1996 and 1995.

REVENUE

    The Company reported no revenues for either of the three-month periods ended November 30, 1996 or 1995. The Company also had no revenues to report for either of the six-month periods ended November 30, 1996 and 1995. From its inception through November 30, 1996, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

    Operating expenses for the Company's second fiscal quarter ended
November 30, 1996 totaled $1,960,000, an increase of $36,000 from the $1,924,000 reported in the comparable prior year period. Measured on a percentage basis, total expenses in the second quarter of fiscal 1997 increased by 1.9%.

    Operating expenses for the six-month period ended November 30, 1996 totaled $3,759,000, which represented an increase of $147,000, or 4.1%, from the $3,612,000 in operating expenses reported for the six-month period ending November 30, 1995.

    Research and development expenses for the second quarter of fiscal 1997 totaled $1,419,000, an increase of $210,000, or 17.4%, from the $1,209,000 reported in the second quarter of fiscal 1996. The increase in research and development expenses resulted from higher spending for process development, clinical trials and the resolution of a use tax issue with the State of Illinois. These increases were somewhat offset by a decrease in depreciation expense as the prototype manufacturing facility is nearing the end of its depreciable life.

    The Company anticipates that research and development expenses will increase over the next several years. Additional costs are being planned for expanded multi-center clinical trials, third-party clinical monitoring, third-party product testing as well as the planning, engineering and construction of a commercial scale production facility.

    For the six-month period ended November 30, 1996, research and development expenses totaled $2,679,000, representing an increase of $319,000 from the research and development expenses reported for the six-month period ended November 30, 1995. During the first half of fiscal 1997 expenses increased for process development, staff salaries, clinical trials expense and Illinois use tax. Executive salaries were also higher this fiscal year due to the reversal in fiscal 1996 of below market stock option expense. Somewhat offsetting these increases was the decrease in depreciation expense as the prototype manufacturing facility is nearing the end of its depreciable life.

    General and administrative expense in the second quarter of fiscal 1997 totaled $541,000 compared to expenses of $716,000 in the second quarter of fiscal 1996, representing a decrease of $175,000, or 24.4%. Comparing the second quarter of fiscal 1997 to the second quarter of fiscal 1996, expenses decreased for professional services and travel as the corporate focus is centered on product and FDA related issues.

    For the six-month period ended November 30, 1996, general and administrative expenses totaled $1,080,000, for a $172,000 decrease from the comparable period ended November 30, 1995. Expense decreases occurred in professional services and travel as efforts in commercial development are being deferred as corporate resources are converging on clinical and FDA issues. The Company anticipates that general and administrative expenses for fiscal 1997 will approximate fiscal 1996 levels as a result of renewed emphasis on business development efforts and with the ongoing costs associated with an expanding shareholder base.

INTEREST INCOME

    Interest income in the second quarter of fiscal 1997 equaled $821,000, or a $100,000 decrease from the $921,000 in interest income reported in the second quarter of fiscal 1996. Lower interest rates combined with lower fiscal 1997 cash balances caused interest income to decrease. In August 1995, the Company completed a public stock offering generating net proceeds to the Company of $48,354,000. In September 1995, the Company sold common shares generating net proceeds to the Company of $7,365,000. The Company anticipates that interest income for the balance of fiscal 1997 will be less than interest income for the comparable periods of fiscal 1996.

    Interest income for the six-month period ended November 30, 1996 equaled $1,650,000 or a $456,000 increase from the $1,194,000 reported for the six-month period ended November 30, 1995. Proceeds from the Company's common stock offering in the second quarter of fiscal 1996 caused investment balances to significantly increase which caused interest income to increase.

NET LOSS

    The net loss for the second quarter ended November 30, 1996 was $1,139,000, or $.08 per share, compared to a net loss of $1,003,000, or $.07 per share, for the second quarter ended November 30, 1995. The increase in the loss per share to $.08 from $.07 is primarily the result of an increase in dollar loss of $136,000.

    For the six-month period ended November 30, 1996, the Company reported a loss of $2,109,000, or $.15 per share, compared to a loss of $2,419,000, or $.20 per share, for the six-month period ended November 30, 1995. The reduction in loss per share is the result of the reduction in the dollar loss as well as having additional shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    From its inception through November 30, 1996, the Company has expended cash in operating activities and for the purchase of plant, equipment and engineering services in the amount of $50,664,000. For the six-month periods ended November 30, 1996 and 1995, net cash expenditures totaled $2,459,000 and $2,205,000, respectively.

    The Company has financed its research and development and other activities to date through the sale of public and private securities and, to a more limited extent, through the license of product rights. As of November 30, 1996, the Company had cash and marketable securities totaling $61,869,000.

    The Company believes existing capital resources will be adequate to satisfy its operating capital requirements for approximately the next 18 - 24 months. Thereafter, the Company may require substantial additional funds to test and seek regulatory approval for PolyHeme and to expand its commercial
capabilities.   Construction of a commercial scale manufacturing facility is currently in the planning stages and (exclusive of land costs) is estimated to cost $40 million.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

            EXHIBIT 27 - Financial Data Schedule

        (b) None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 1997.

                           NORTHFIELD LABORATORIES INC.


                           By:  /s/ Richard E. DeWoskin
                               -------------------------
                                    Chairman of the Board and Chief Executive
                                    Officer

                           By:  /s/ Jack J. Kogut
                               -------------------
                                    Vice President - Finance, Secretary and
                                    Treasurer (principal financial officer and
                                    principal accounting officer)