Form 10-Q
period 1997-02-28
NORTHFIELD LABORATORIES INC /DE/
filed 1997-04-11
CIK 920947

 =============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended February 28, 1997
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

        AS OF FEBRUARY 28, 1997 REGISTRANT HAD 13,995,045 SHARES OF COMMON STOCK OUTSTANDING.


================================================================================

                    NORTHFIELD LABORATORIES INC.
                    (a company in the development stage)

                    Financial Statements

                    February 28, 1997

                    (See accompanying review report of
                    KPMG Peat Marwick LLP)

[KPMG PEAT MARWICK LLP LETTERHEAD]













                      INDEPENDENT AUDITORS' REVIEW REPORT


  The Board of Directors
  Northfield Laboratories Inc.:


  We have reviewed the balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of February 28, 1997, and the related statements of operations and cash flows for the three-and nine-month periods ended February 28, 1997 and February 29, 1996 and for the period from June 19, 1985 (inception) through February 28, 1997. We have also reviewed the statements of shareholders' equity (deficit) for the nine-month period ended February 28, 1997 and for the period from June 19, 1985 (inception) through February 28, 1997. These financial statements are the responsibility of the Company's management.

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

                                                    /s/ KPMG PEAT MARWICK LLP



  March 21, 1997

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Balance Sheets

February 28, 1997 (unaudited) and May 31, 1996


==================================================================================================

                                                                        February 28,     May 31,
                                 ASSETS                                    1997           1996
--------------------------------------------------------------------------------------------------
Current assets:
 Cash                                                                 $   10,376,821    11,688,744
 Short-term marketable securities                                         50,416,612    52,295,647
 Prepaid expenses                                                            142,820       362,272
 Other current assets                                                        497,012       598,068
--------------------------------------------------------------------------------------------------
Total current assets                                                      61,433,265    64,944,731

Plant and equipment, net                                                   1,303,796     1,310,385
Other assets                                                                  45,183        83,442
--------------------------------------------------------------------------------------------------
                                                                      $   62,782,244    66,338,558
==================================================================================================
                   LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                                            271,630       924,097
 Accrued expenses                                                             94,218       172,350
 Accrued compensation and benefits                                           182,260       178,050
--------------------------------------------------------------------------------------------------
Total current liabilities                                                    548,108     1,274,497

Other liabilities                                                             99,392       116,101
--------------------------------------------------------------------------------------------------
Total liabilities                                                            647,500     1,390,598
--------------------------------------------------------------------------------------------------
Shareholders' equity:
 Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
  none issued and outstanding                                                      -             -
 Common stock, $.01 par value.  Authorized 20,000,000 shares;
  issued and outstanding 13,995,045 and 13,586,155 shares
  at February 28, 1997 and May 31, 1996, respectively                        139,950       135,862
 Additional paid-in capital                                              115,766,899   115,427,120
 Deficit accumulated during the development stage                        (53,770,179)  (50,611,169)
 Deferred compensation                                                        (1,926)       (3,853)
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                                62,134,744    64,947,960
--------------------------------------------------------------------------------------------------
                                                                      $   62,782,244    66,338,558
==================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Operations

Three and nine months ended February 28, 1997 and February 29, 1996 and for the period from June 19, 1985 through February 28, 1997

======================================================================================================================
                                                                                                         Cumulative
                                                Three months Three months   Nine months  Nine months        from
                                                    ended        ended         ended       ended       June 19, 1985
                                                February 28, February 29,   February 28, February 29,     through
                                                    1997         1996         1997         1996       February 28,1997
----------------------------------------------------------------------------------------------------------------------
                                                 (unaudited)  (unaudited)   (unaudited)  (unaudited)    (unaudited)
Revenues - license income                     $            -            -            -            -         3,000,000
Costs and expenses:
 Research and development                          1,249,712    1,414,523    3,928,879    3,774,743        44,352,906
 General and administrative                          576,399      560,513    1,656,544    1,812,368        23,900,236
---------------------------------------------------------------------------------------------------------------------
                                                   1,826,111    1,975,036    5,585,423    5,587,111        68,253,142
---------------------------------------------------------------------------------------------------------------------
Other income and expense:
 Interest income                                     776,486      896,384    2,426,413    2,089,894        11,566,197
 Interest expense                                          -            -            -            -            83,234
---------------------------------------------------------------------------------------------------------------------
                                                     776,486      896,384    2,426,413    2,089,894        11,482,963
---------------------------------------------------------------------------------------------------------------------
Net loss                                      $   (1,049,625)  (1,078,652)  (3,159,010)  (3,497,217)      (53,770,179)
=====================================================================================================================
Net loss per share                            $        (0.07)       (0.08)       (0.23)       (0.28)            (7.16)
=====================================================================================================================
Shares used in calculation of per share data      13,995,045   13,572,748   13,926,970   12,601,360         7,507,571
=====================================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit)

Nine months ended February 28, 1997 and for the period from June 19, 1985 through February 28, 1997

============================================================================================================================
                                                                                                          Preferred stock
                                                                                                       ---------------------
                                                                                                         Number    Aggregate
                                                                                                        of shares   amount
----------------------------------------------------------------------------------------------------------------------------
Issuance of common shares at $0.002 per share on August 27, 1985                                              -      $   -
Issuance of Series A convertible preferred shares at $4.00 per share on
 August 27, 1985 (net of costs of issuance of $79,150)                                                        -          -
Net loss                                                                                                      -          -
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1986                                                                                       -          -
Net loss                                                                                                      -          -
Deferred compensation relating to grant of stock options                                                      -          -
Amortization of deferred compensation                                                                         -          -
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1987                                                                                       -          -
Issuance of Series B convertible preferred shares at $35.68 per share on
 August 14, 1987 (net of costs of issuance of $75,450)                                                        -          -
Net loss                                                                                                      -          -
Amortization of deferred compensation                                                                         -          -
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1988                                                                                       -          -
Issuance of common shares at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)          -          -
Conversion of Series A convertible preferred shares to common shares on June 7, 1988                          -          -
Conversion of Series B convertible preferred shares to common shares on June 7, 1988                          -          -
Exercise of stock options at $2.00 per share                                                                  -          -
Issuance of common shares at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)          -          -
Issuance of common shares at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)         -          -
Sale of options at $28.29 per share to purchase common shares at $.20 per share on
 March 30, 1989 (net of costs of issuance of $4,162)                                                          -          -
Net loss                                                                                                      -          -
Deferred compensation relating to grant of stock options                                                      -          -
Amortization of deferred compensation                                                                         -          -
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1989                                                                                       -          -
Net loss                                                                                                      -          -
Deferred compensation relating to grant of stock options                                                      -          -
Amortization of deferred compensation                                                                         -          -
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1990                                                                                       -          -
Net loss                                                                                                      -          -
Amortization of deferred compensation                                                                         -          -
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1991                                                                                       -          -
Exercise of stock warrants at $5.60 per share                                                                 -          -
Net loss                                                                                                      -          -
Amortization of deferred compensation                                                                         -          -
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                                                                                       -          -
Exercise of stock warrants at $7.14 per share                                                                 -          -
Issuance of common shares at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)         -          -
Net loss                                                                                                      -          -
Amortization of deferred compensation                                                                         -          -
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                                                                                       -      $   -
----------------------------------------------------------------------------------------------------------------------------

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit)

Nine months ended February 28, 1997 and for the period from June 19, 1985 through February 28, 1997

====================================================================================================================
                        Series A convertible  Series B convertible                Deficit                   Total
     Common stock          preferred stock       preferred stock                accumulated                 share-
----------------------- --------------------  -------------------- Additional    during the   Deferred     holders'
    Number    Aggregate   Number   Aggregate    Number   Aggregate   paid-in    development    compen-      equity
  of shares    amount   of shares    amount   of shares   amount     capital       stage       sation      (deficit)
--------------------------------------------------------------------------------------------------------------------
    3,500,000   35,000          - $        -          - $       -      (28,000)           -           -        7,000

            -        -    250,000    250,000          -         -      670,850            -           -      920,850
            -        -          -          -          -         -            -     (607,688)          -     (607,688)
--------------------------------------------------------------------------------------------------------------------
    3,500,000   35,000    250,000    250,000          -         -      642,850     (607,688)          -      320,162
            -        -          -          -          -         -            -   (2,429,953)          -   (2,429,953)
            -        -          -          -          -         -    2,340,000            -  (2,340,000)           -
            -        -          -          -          -         -            -            -     720,000      720,000
--------------------------------------------------------------------------------------------------------------------
    3,500,000   35,000    250,000    250,000          -         -    2,982,850   (3,037,641) (1,620,000)  (1,389,791)

            -        -          -          -    200,633   200,633    6,882,502            -           -    7,083,135
            -        -          -          -          -         -            -   (3,057,254)          -   (3,057,254)
            -        -          -          -          -         -            -            -     566,136      566,136
--------------------------------------------------------------------------------------------------------------------
    3,500,000   35,000    250,000    250,000    200,633   200,633    9,865,352   (6,094,895) (1,053,864)   3,202,226
      413,020    4,130          -          -          -         -    9,749,870            -           -    9,754,000
    1,250,000   12,500   (250,000)  (250,000)         -         -      237,500            -           -            -
    1,003,165   10,032          -          -   (200,633) (200,633)     190,601            -           -            -
       47,115      471          -          -          -         -       93,759            -           -       94,230
      175,525    1,755          -          -          -         -    4,976,855            -           -    4,978,610
       87,760      878          -          -          -         -    2,488,356            -           -    2,489,234

            -        -          -          -          -         -    7,443,118            -           -    7,443,118
            -        -          -          -          -         -            -     (791,206)          -     (791,206)
            -        -          -          -          -         -      683,040            -    (683,040)           -
            -        -          -          -          -         -            -            -     800,729      800,729
--------------------------------------------------------------------------------------------------------------------
    6,476,585   64,766          -          -          -         -   35,728,451   (6,886,101)   (936,175)  27,970,941
            -        -          -          -          -         -            -   (3,490,394)          -   (3,490,394)
            -        -          -          -          -         -      699,163            -    (699,163)           -
            -        -          -          -          -         -            -            -     546,278      546,278
--------------------------------------------------------------------------------------------------------------------
    6,476,585   64,766          -          -          -         -   36,427,614  (10,376,495) (1,089,060)  25,026,825
            -        -          -          -          -         -            -   (5,579,872)          -   (5,579,872)
            -        -          -          -          -         -            -            -     435,296      435,296
--------------------------------------------------------------------------------------------------------------------
    6,476,585   64,766          -          -          -         -   36,427,614  (15,956,367)   (653,764)  19,882,249
       90,000      900          -          -          -         -      503,100            -           -      504,000
            -        -          -          -          -         -            -   (7,006,495)          -   (7,006,495)
            -        -          -          -          -         -            -            -     254,025      254,025
--------------------------------------------------------------------------------------------------------------------
    6,566,585   65,666          -          -          -         -   36,930,714  (22,962,862)   (399,739)  13,633,779
       15,000      150          -          -          -         -      106,890            -           -      107,040
      374,370    3,744          -          -          -         -    5,663,710            -           -    5,667,454
            -        -          -          -          -         -            -   (8,066,609)          -   (8,066,609)
            -        -          -          -          -         -            -            -     254,025      254,025
--------------------------------------------------------------------------------------------------------------------
    6,955,955   69,560          - $        -          - $       -   42,701,314  (31,029,471)   (145,714)  11,595,689
--------------------------------------------------------------------------------------------------------------------


NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit), Continued

===========================================================================================================================
                                                                                                         Preferred stock
                                                                                                       --------------------
                                                                                                        Number    Aggregate
                                                                                                       of shares   amount
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                      -     $    -
Issuance of common shares at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)         -          -
Cancellation of stock options                                                                                 -          -
Amortization of deferred compensation                                                                         -          -
---------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                                                                                       -          -
Net loss                                                                                                      -          -
Issuance of common shares at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)             -          -
Exercise of stock options at $7.14 per share                                                                  -          -
Exercise of stock options at $2.00 per share                                                                  -          -
Cancellation of stock options                                                                                 -          -
Amortization of deferred compensation                                                                         -          -
---------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                                                                                       -          -
Net loss                                                                                                      -          -
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)          -          -
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)        -          -
Exercise of stock options at $2.00 per share                                                                  -          -
Exercise of stock options at $6.38 per share                                                                  -          -
Exercise of stock options at $7.14 per share                                                                  -          -
Cancellation of stock options                                                                                 -          -
Amortization of deferred compensation                                                                         -          -
---------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996                                                                                       -          -
Net loss (unaudited)                                                                                          -          -
Exercise of stock options at $0.20 per share (unaudited)                                                      -          -
Exercise of stock options at $2.00 per share (unaudited)                                                      -          -
Amortization of deferred compensation (unaudited)                                                             -          -
---------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1997 (unaudited)                                                                      -     $    -
---------------------------------------------------------------------------------------------------------------------------


See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit), Continued

=====================================================================================================================

                        Series A convertible  Series B convertible                Deficit                   Total
     Common stock         preferred stock       preferred stock                 accumulated                 share-
----------------------- --------------------  -------------------- Additional   during the    Deferred     holders'
    Number    Aggregate   Number   Aggregate    Number   Aggregate   paid-in    development    compen-      equity
  of shares    amount   of shares    amount   of shares   amount     capital       stage       sation     (deficit)
---------------------------------------------------------------------------------------------------------------------
            -        -          -          -          -         -            -   (7,363,810)          -   (7,363,810)
    2,500,000   25,000          -          -          -         -   14,163,851            -           -   14,188,851
            -        -          -          -          -         -      (85,400)           -      85,400            -
            -        -          -          -          -         -            -            -         267          267
---------------------------------------------------------------------------------------------------------------------
    9,455,955   94,560          -          -          -         -   56,779,765  (38,393,281)    (60,047)  18,420,997
            -        -          -          -          -         -            -   (7,439,013)          -   (7,439,013)
      375,000    3,750          -          -          -         -    2,261,250            -           -    2,265,000
       10,000      100          -          -          -         -       71,300            -           -       71,400
      187,570    1,875          -          -          -         -      373,264            -           -      375,139
            -        -          -          -          -         -     (106,750)           -     106,750            -
            -        -          -          -          -         -            -            -     (67,892)     (67,892)
---------------------------------------------------------------------------------------------------------------------
   10,028,525  100,285          -          -          -         -   59,378,829  (45,832,294)    (21,189)  13,625,631
            -        -          -          -          -         -            -   (4,778,875)          -   (4,778,875)
    2,925,000   29,250          -          -          -         -   48,324,374            -           -   48,353,624
      438,750    4,388          -          -          -         -    7,360,187            -           -    7,364,575
      182,380    1,824          -          -          -         -      362,937            -           -      364,761
        1,500       15          -          -          -         -        9,555            -           -        9,570
       10,000      100          -          -          -         -       71,300            -           -       71,400
            -        -          -          -          -         -      (80,062)           -      80,062            -
            -        -          -          -          -         -            -            -     (62,726)     (62,726)
---------------------------------------------------------------------------------------------------------------------
   13,586,155  135,862          -          -          -         -  115,427,120  (50,611,169)     (3,853)  64,947,960
            -        -          -          -          -         -            -   (3,159,010)          -   (3,159,010)
      263,285    2,633          -          -          -         -       50,025            -           -       52,658
      145,605    1,455          -          -          -         -      289,754            -           -      291,209
            -        -          -          -          -         -            -            -       1,927        1,927
---------------------------------------------------------------------------------------------------------------------
   13,995,045  139,950          -     $    -          -    $    -  115,766,899  (53,770,179)     (1,926)  62,134,744
---------------------------------------------------------------------------------------------------------------------

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Cash Flows

Nine months ended February 28, 1997 and February 29, 1996
and for the period from June 19, 1985 to February 28, 1997


===============================================================================================================
                                                                                                    Cumulative
                                                                     Nine months    Nine months        from
                                                                        ended          ended       June 19,1985
                                                                     February 28,   February 29,     through
                                                                        1997           1996        Feb.28,1997
---------------------------------------------------------------------------------------------------------------
                                                                     (unaudited)    (unaudited)    (unaudited)
Cash flows from operating activities:
 Net loss                                                         $    (3,159,010)    (3,497,217)   (53,770,179)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                          355,425        920,343     12,732,578
   Amortization of deferred compensation                                    1,927        (65,615)     3,448,065
   Loss on sale of equipment                                                    -              -         66,359
   Changes in assets and liabilities:
    Prepaid expenses                                                      219,452        103,722       (142,820)
    Other current assets                                                  (10,612)      (290,029)    (2,356,596)
    Other assets                                                           37,500         10,413        (59,762)
    Accounts payable                                                     (652,468)      (129,549)       271,630
    Accrued expenses                                                      (78,131)      (170,193)        94,218
    Accrued compensation and benefits                                       4,210         (7,746)       182,260
    Other liabilities                                                     (16,708)         9,279         99,392
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (3,298,415)    (3,116,592)   (39,434,855)
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of plant, equipment, and
  capitalized engineering costs                                          (236,410)      (317,168)   (12,305,158)
 Proceeds from matured marketable securities                           38,099,200     64,113,031    204,242,381
 Proceeds from sale of marketable securities                                    -              -      7,141,656
 Purchase of marketable securities                                    (36,220,165)  (102,119,605)  (261,800,649)
 Proceeds from sale of equipment                                                -              -         76,587
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) in investing activities                  1,642,625    (38,323,742)   (62,645,183)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                   343,867     56,163,930    102,081,768
 Payment of common stock issuance costs                                         -              -     (5,072,012)
 Proceeds from issuance of preferred stock                                      -              -      6,644,953
 Proceeds from sale of stock options to
  purchase common shares                                                        -              -      7,443,118
 Proceeds from issuance of notes payable                                        -              -      1,500,000
 Repayment of notes payable                                                     -              -       (140,968)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 343,867     56,163,930    112,456,859
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        (1,311,923)    14,723,596     10,376,821
Cash at beginning of period                                            11,688,744      1,574,008              -
---------------------------------------------------------------------------------------------------------------
Cash at end of period                                             $    10,376,821     16,297,604     10,376,821
===============================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

February 28, 1997


================================================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Since its incorporation in 1985, Northfield Laboratories Inc. ("Northfield" or the "Company") has devoted substantially all of its efforts and resources to the research, development and clinical testing of its potential product, PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception to February 28, 1997, Northfield incurred operating losses totaling $53,770,000.

     The Company's success will depend on several factors, including its ability to obtain Food and Drug Administration regulatory approval of PolyHeme and the Company's manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner and enforce its patent positions. The Company has experienced significant delays in the development and clinical testing of PolyHeme. There can be no assurance that the Company will be able to achieve these goals or that it will be able to realize product revenues or profitability on a sustained basis or at all.

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

                             RESULTS OF OPERATIONS

For the three-month and nine-month periods ended February 28, 1997 and February 29, 1996.

REVENUE

     The Company reported no revenues for either of the three-month periods ended February 28, 1997 or February 29, 1996. The Company also had no revenues to report for either of the nine-month periods ended February 28, 1997 or February 29, 1996. From its inception through February 28, 1997, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

     Operating expenses for the Company's third fiscal quarter ended February 28, 1997 totaled $1,826,000, a decrease of $149,000 from the $1,975,000 reported in the comparable prior year period. Measured on a percentage basis, total expenses in the third quarter of fiscal 1997 decreased by 7.5%.

     Operating expenses for the nine-month period ended February 28, 1997 totaled $5,585,000, which represented a decrease of $2,000 from the comparable in prior year period.

     Research and development expenses for the third quarter of fiscal 1997 totaled $1,250,000, a decrease of $165,000, or 11.7%, from the $1,415,000 reported in the third quarter of fiscal 1996. The decrease in research and development expenses resulted from a decrease in depreciation expenses as the prototype facility is nearing the end of its depreciable life. This decrease in depreciation expense more than offset increases incurred from higher staffing levels and expenses incurred in preparation for our anticipated Phase III trials.

     The Company anticipates that research and development expenses will increase over the next several years. Additional costs will be incurred for expanded multi-center clinical trials, third-party clinical monitoring, third-party product testing as well as the planning, engineering and construction of a commercial scale production facility.

     For the nine-month period ended February 28, 1997, research and development expenses totaled $3,929,000, representing an increase of $154,000, or 4.1%, from the research and development expenses reported for the nine-month period ended February 29, 1996. During the first nine months increased expenses were incurred due to higher staffing levels, expanded process development efforts and in the execution of the clinical trials. These increases offset a decrease in depreciation expense.

     General and administrative expense in the third quarter of fiscal 1997 totaled $576,000 compared to expenses of $561,000 in the second quarter of fiscal 1996, representing an increase of $15,000, or 2.7%. Year over year quarterly expenses show no marked change. During the third quarter of its 1997 fiscal year, the Company focus remained centered on the FDA and product related issues. Commercial development issues remain secondary to the product.

     For the nine-month period ended February 28, 1997, general and administrative expenses totaled $1,657,000, for a $155,000 decrease, or 8.6%, from the comparable period ended February 29, 1996. Expense decreases occurred in professional services and travel as efforts in commercial development are being deferred. Corporate resources are being focused on clinical and FDA issues. The Company anticipates general and administrative expenses will grow over time to create and support commercial activity. For the 1997 fiscal year, however, the Company anticipates general and administrative expenses will lag prior year levels.

INTEREST INCOME

     Interest income in the third quarter of fiscal 1997 equaled $776,000, or a $120,000 decrease from the $896,000 in interest income reported in the third quarter of fiscal 1996. Lower interest rates combined with lower fiscal 1997 cash balances caused interest income to decrease. In August 1995, the Company completed a public stock offering generating net proceeds to the Company of $48,354,000. In September 1995, the Company sold common shares generating net proceeds to the Company of $7,365,000. The Company anticipates that interest income for the balance of fiscal 1997 will be less than interest income for the comparable periods of fiscal 1996.

     Interest income for the nine-month period ended February 28, 1997 equaled $2,426,000 or a $336,000 increase from the $2,090,000 reported for the nine-month period ended February 29, 1996. Proceeds from the Company's common stock offering in the first quarter of fiscal 1996 caused investment balances to significantly increase which caused interest income to increase.

NET LOSS

     The net loss for the third quarter ended February 28, 1997 was $1,050,000, or $.07 per share, compared to a net loss of $1,079,000, or $.08 per share, for the third quarter ended February 29, 1996. The reduction in the loss per share to $.07 from $.08 is primarily the result of an increase in the number of shares outstanding.

     For the nine-month period ended February 28, 1997, the Company reported a loss of $3,159,000, or $.23 per share, compared to a loss of $3,497,000, or $.28 per share, for the nine-month period ended February 29, 1996. The reduction in loss per share is the result of the reduction in the dollar loss as well as having additional shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through February 28, 1997, the Company has expended cash in operating activities and for the purchase of plant, equipment and engineering services in the amount of $51,740.00. For the nine-month periods ended February 28, 1997 and February 29, 1996, net cash expenditures totaled $3,535,000 and $3,434,000, respectively.

     The Company has financed its research and development and other activities to date through the sale of public and private securities and, to a more limited extent, through the license of product rights. As of February 28, 1997, the Company had cash and marketable securities totaling $60,793,000.

     The Company believes existing capital resources will be adequate to satisfy its operating capital requirements for approximately the next 18 - 24 months. Thereafter, the Company may require substantial additional funds to test and seek regulatory approval for PolyHeme and to expand its commercial
capabilities.   Construction of a commercial scale manufacturing facility is currently in the planning stages and is estimated to cost $42 million.

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

ITEM 5. OTHER INFORMATION.

     Northfield announced on April 2, 1997 that the Company has received clearance from the Food and Drug Administration to begin Phase III trials of its blood substitute, PolyHeme.