Form 10-K405
period 1997-05-31
NORTHFIELD LABORATORIES INC /DE/
filed 1997-08-29
CIK 920947

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                           -----------------------


                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MAY 31, 1997

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________  TO ________________

                        COMMISSION FILE NUMBER 0-24050

                         NORTHFIELD LABORATORIES INC.

            (Exact name of registrant as specified in its charter)


                 DELAWARE                               36-3378733
       (State of other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)             Identification Number)

   1560 SHERMAN AVENUE, SUITE 1000, EVANSTON, ILLINOIS        60201-4800
        (Address of principal executive offices)              (Zip Code)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (847) 864-3500

       Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01 PER SHARE

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN THE DEFINITIVE PROXY OR INFORMATION STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [x]

     AS OF AUGUST 27, 1997, 14,092,375 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING. ON THAT DATE, THE AGGREGATE MARKET VALUE OF VOTING STOCK (BASED UPON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK ON AUGUST 27, 1997) HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $102,086,485 (10,606,388 SHARES AT $9 5/8 PER SHARE).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report contains forward-looking statements withing the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, clinical and regulatory developments affecting the Company's potential product and business strategies for the Company's operations. These forward-looking statements are identified by the use of such terms as "intends," "expects," "plans," "estimates," "anticipates," "should" and "believes" and are in certain cases followed by a cross reference to "Risk Factors."

     When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. There can be no assurance, however, that the expected event or result will occur or be accomplished.

     The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the factors discussed under "Risk Factors" as well as other factors.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Northfield Laboratories Inc. ("Northfield" or the "Company") is a leader in the development of a safe and effective alternative to transfused blood for use in the treatment of acute blood loss. The Company's PolyHeme blood substitute product is a solution of chemically modified hemoglobin derived from human blood. Clinical studies to date indicate that PolyHeme carries as much oxygen, and loads and unloads oxygen in the same manner, as transfused blood. Infusion of PolyHeme also restores blood volume. Therefore, PolyHeme should be effective as an oxygen-carrying resuscitative fluid in the treatment of hemorrhagic shock resulting from extensive blood loss. The Company's method of manufacturing PolyHeme is designed to eliminate the risk of transmission of diseases such as AIDS or hepatitis. Clinical studies to date indicate that PolyHeme is universally compatible and accordingly should not require blood typing prior to infusion. Therefore, PolyHeme should be available for immediate use in emergency situations. In addition, PolyHeme has an extended shelf life compared to blood.

     The Company in April 1997 received approval from the Food and Drug Administration (the "FDA") for Phase III trials of PolyHeme, which will include randomized controlled studies at multiple locations. The Company expects to begin its Phase III trials in the third calendar quarter of 1997. Under the Company's Phase III protocol, elective surgical patients will be infused with up to six units of PolyHeme (three liters containing 300 grams of hemoglobin). The study will include about 240 patients and, once underway, is expected to take approximately 12 months to complete. Northfield believes the trials in an elective surgery environment will permit a greater level of control and predictability than is possible in emergency surgical applications. Both of these factors are important in ensuring documentation of safety and efficacy in patients and the achievement of the design goals of the Company's clinical trials.

     To date, over 100 individuals have been enrolled in the Company's clinical trials, including infusions up to the maximum dose of ten units of PolyHeme. Infusions were given during resuscitation intraoperatively and postoperatively to a diverse set of patients experiencing acute blood loss. The infusions were administered both to awake and anesthetized patients in the critical care and stable ward settings. None of these actively bleeding patients received transfusions of donated blood during the infusion of PolyHeme. No adverse effects attributed to the infusion of PolyHeme have been observed in any of these patients.

BACKGROUND

     The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. Approximately 14 million units of blood were transfused in the United States in 1996, of which approximately 8.5 million units were administered to patients suffering the effects of acute blood loss.

     The use of donated blood in transfusion therapy, while effective in restoring an adequate supply of oxygen in the body of the recipient, has several limitations. Although testing procedures exist to detect the presence of certain diseases in blood, these procedures cannot eliminate completely the risk of blood-borne disease. Transfused blood also can be used only in recipients having a blood type compatible with that of the donor. Delays in treatment resulting from the necessity of blood typing prior to transfusion, together with the limited shelf life of blood and the limited availability of certain blood types, impose constraints on the immediate availability of compatible blood for transfusion. There is no commercially available blood substitute which addresses these problems.

     Northfield's interdisciplinary scientific research team has worked for over 25 years to explore and test the concept of using a hemoglobin solution derived from human blood in the treatment of acute blood loss. Northfield's scientific research team has been responsible for the original concept, the early development and evaluation and clinical testing of PolyHeme, and have authored over 100 publications in the scientific literature relating to human blood substitute research and development. Members of the scientific research team have been involved in development of national transfusion policy through their participation in the activities of the National Heart Lung Blood Institute, the National Blood Resource Education Panel, the Department of Defense, the American Association of Blood Banks, the American Blood Commission, the American College of Surgeons and the American Red Cross.

THE PRODUCT

     PolyHeme is a solution of chemically modified hemoglobin-derived from human blood. Hemoglobin is the oxygen-carrying component of the human red blood cell. Northfield purchases donated blood from The American Red Cross and Blood Centers of America for use as the starting material for PolyHeme. The Company uses a proprietary process of separation, filtration and chemical modification to produce PolyHeme. Hemoglobin is first extracted from red blood cells and filtered to remove impurities. The purified hemoglobin is next chemically modified using a multi-step process to create a polymerized form of hemoglobin designed to avoid the undesirable effects historically associated with hemoglobin-based blood substitutes, including vasoconstriction, kidney dysfunction, liver dysfunction and gastrointestinal distress. The modified hemoglobin is then incorporated into a solution which can be administered as an alternative to transfused blood. One unit of PolyHeme contains 50 grams of modified hemoglobin, approximately the same amount of hemoglobin delivered by one unit of transfused blood.

     PolyHeme is intended for use as an alternative to transfused blood in the treatment of acute blood loss. Clinical studies to date indicate that PolyHeme carries as much oxygen, and loads and unloads oxygen in the same manner, as transfused blood. Infusion of PolyHeme also restores blood volume. Therefore, PolyHeme should be effective as an oxygen-carrying resuscitative fluid in the treatment of hemorrhagic shock resulting from extensive blood loss.

     In addition to its utility as an oxygen carrier and blood volume expander, the Company believes PolyHeme will have the following additional benefits:

     Elimination of Disease Transmission. Northfield believes, and laboratory and clinical tests have thus far indicated, that the manufacturing process used to produce PolyHeme eliminates blood-borne diseases, such as AIDS and hepatitis, which may be present in transfused blood.

     Universal Compatibility. Clinical studies to date indicate that PolyHeme is universally compatible and accordingly should not require blood typing prior to use. The benefits of universal compatibility include the ability to use PolyHeme immediately, the elimination of transfusion reactions due to mistakes in blood typing, and the reduction of the inventory burden associated with maintaining sufficient quantities of blood types having limited availability.

     Extended Shelf Life. The Company believes PolyHeme has a shelf life well in excess of the 28 to 42 days currently permitted for blood. The Company estimates PolyHeme has a shelf life of approximately 12 months under refrigerated conditions.

THE MARKET

     Approximately 14 million units of blood were transfused in the United States in 1996, of which approximately 8.5 million units were administered to patients suffering the effects of acute blood loss. Patient charges for the units of blood used in the United States in 1996 for the treatment of acute blood loss were approximately $2.5 billion. The transfusion market in the United States consists of two principal segments. The acute blood loss segment, which comprises approximately 60% of the transfusion market, includes transfusions required in connection with trauma, surgery and unexpected blood loss. The chronic blood loss segment represents approximately 40% of the transfusion market and includes transfusions in connection with general medical applications and chronic anemias.

     PolyHeme is intended for use as an alternative to transfused blood in the treatment of acute blood loss. The two principal clinical settings in which patients experience acute blood loss are elective surgery and non-elective, emergency surgery. Elective surgery represents the largest potential market for PolyHeme, with approximately 6.5 million units of blood being used in the United States each year. The major benefit of PolyHeme in this setting is expected to be increased transfusion safety for patients and health care professionals. In addition, approximately two million units of blood are used in the United States each year for emergency surgical procedures. In this setting, the immediate availability and universal compatibility of PolyHeme is expected to provide significant advantages over transfused blood by avoiding the delay and opportunities for error associated with blood typing.


     In addition to the foregoing applications for which blood is currently used, there exist potential sources of demand for which blood is not currently utilized and for which PolyHeme may be suitable. These include applications in which the required blood type is not immediately available or in which transfusions are desirable but not given for fear of a transfusion reaction due to difficulty in identifying compatible blood. For example, the Company believes emergicenters and surgicenters both experience events where an oxygen-carrying volume expander may be useful. The Company also believes PolyHeme may be used by Emergency Medical Technicians in ambulances, medical helicopters and other prehospital settings. In addition, the military has expressed a high level of interest in oxygen-carrying products for the resuscitation of battlefield casualties.

CLINICAL TRIALS

PHASE III CLINICAL TRIALS

     In April 1997, the Company announced it had received clearance from the FDA to begin Phase III trials of PolyHeme. The Company expects to begin its Phase III trials in the third calendar quarter of 1997. The pivotal trial, the first Phase III study to include direct replacement of blood in large volumes, marks a milestone in medicine's search for an oxygen-carrying blood substitute. Under the Company's Phase III protocol, elective surgical patients will be infused with up to six units of PolyHeme (three liters containing 300 grams of hemoglobin). The Company is the only firm to report successful achievement of this high dose limit in any phase of clinical testing, and the only firm to evaluate its oxygen carrier as a direct replacement for blood in high volumes in a Phase III study. The randomized, controlled study will include about 240 elective surgery patients and, once underway, is expected to take 12 months to complete. Northfield believes the trials in an elective surgery environment will permit a greater level of control and predictability than is possible in emergency surgical applicants. Both of these factors are important in ensuring documentation of safety and efficacy in patients and the achievement of the design goals of the Company's clinical trials.

     It is expected that the Company's Phase III clinical trials will demonstrate complete avoidance of donated blood use in a significant number of patients undergoing high-volume blood-loss surgical procedures. This is a compelling endpoint in elective surgery.

PHASE II CLINICAL TRIALS

     In August 1994, the Company began Phase II clinical trials of PolyHeme at a major trauma center in the United States. These continuing clinical trials are designed to assess the safety and effectiveness of PolyHeme in treating acute blood loss and hemorrhagic shock in trauma and surgical patients. When the treating physicians participating in the Company's clinical trials determine a blood transfusion is indicated, the infusion of PolyHeme is initiated in place of donated blood.

     In November 1994, the Company submitted to the FDA data concerning the first ten patients as treated as part of the Company's Phase II clinical trials, while continuing to enroll additional patients. Of these ten patients, five received the maximum dose of three units (150 grams) of PolyHeme then permitted under the clinical testing protocol used by the Company. Based on these data, the Company received authorization from the FDA to increase the dose to six units (300 grams of PolyHeme). The first infusion of PolyHeme at that level occurred in April 1995. In early 1996, Phase II trials advanced to a further stage known as randomized controlled multicenter trials and testing at a second clinical site. The important element of this stage is that patients are given either blood or a blood substitute on a randomized basis, eliminating the chance that patients receiving PolyHeme are preselected by the physicians. After enrolling 44 patients in this randomized trial, the Company was authorized by the FDA to further increase the dose to 10 units (500 grams) of PolyHeme. This unprecedented dose is equivalent to replacing the entire blood volume of an average person.

     To date, over 100 individuals have been enrolled in the Company's clinical trials, including infusion up to the maximum dose of ten units of PolyHeme. Infusions were given during resuscitation, intraoperatively and postoperatively. The rate of infusion varied with the clinical setting. The most rapid rate consisted of the infusion of the maximum ten units in 20 minutes.

     No adverse effects attributed to the infusion of PolyHeme have been observed in any of these patients. Accordingly, no treatment with any drug before, during or after the infusion of PolyHeme was necessary to prevent or eliminate any such effect in this group of patients experiencing acute blood loss. There was no evidence of fever in any recipient. There were no abnormal changes in heart rate or blood pressure attributed to PolyHeme, indicating no evidence of vasoconstriction. Kidney function was measured using creatinine clearance and serum creatinine determinations. There was no deterioration in kidney function during or after the infusion of PolyHeme. There was no evidence of gastrointestinal distress during and after the infusion of PolyHeme. In addition, there was no evidence of organ dysfunction in any recipient. The Company believes that its clinical studies to date indicate that PolyHeme is well tolerated when infused up to and including the equivalent of a 10-unit transfusion of blood, representing the complete replacement of a normal blood volume.

     The Company also believes that its Phase II clinical results to date indicate the potential clinical utility of PolyHeme. Results in these recipients indicate that each unit of PolyHeme carries as much oxygen as one unit of transfused blood and that PolyHeme loads and unloads oxygen in the same manner as transfused blood. None of these actively bleeding patients received transfusions of donated blood during the infusion of PolyHeme. Furthermore, the results have demonstrated PolyHeme's capability to replace blood on a unit-for-unit basis in acute blood loss.

PHASE I CLINICAL TRIALS

     In February 1994, the Company successfully completed Phase I clinical trials of the current formulation of PolyHeme in 32 individuals, consisting of 21 healthy volunteers and 11 patients. One infusion was discontinued when the patient complained of feeling cold and began to shiver. The Company believes this event was probably due to a subsequently diagnosed bacterial infection and not related to the infusion of PolyHeme. Seventeen of the 32 individuals received an average of 50 grams of modified hemoglobin, approximately equivalent to a one-unit transfusion of blood. The largest individual dose infused contained 63 grams of modified hemoglobin. The highest dose level was
1.25 grams of modified hemoglobin per kilogram of the recipient's body weight.

MANUFACTURING AND MATERIAL SUPPLY

     The Company uses a proprietary process of separation, filtration and chemical modification to produce PolyHeme. Since 1990, the Company has produced PolyHeme it its 21,000 square foot pilot manufacturing facility. The Company believes this facility is capable of producing sufficient quantities of PolyHeme for all of the Company's clinical trials in the United States. The Company believes its existing manufacturing process can be used without substantial modification to produce commercial quantities of PolyHeme in larger facilities.

     If FDA approval of PolyHeme is received, the Company presently intends to manufacture PolyHeme for commercial sale in the Unites States using its own facilities. The Company currently has licensing arrangements for the manufacture of PolyHeme in certain countries outside the United States. The Company is also considering entering into other collaborative relationships with strategic partners which could involve arrangements relating to the manufacture of PolyHeme.

     The successful commercial introduction of PolyHeme will also depend on an adequate supply of blood to be used as a starting material. Northfield believes that an adequate supply of blood is obtainable through the voluntary blood services sector. The Company has had extensive discussions with existing blood collection agencies, including The American Red Cross and Blood Centers of America, regarding sourcing of blood. The Company currently has short-term purchasing contracts with each of these agencies. In 1996, the Company entered into an agreement with hemerica, Inc., a subsidiary of Blood Centers of America ("hemerica"), under which hemerica will supply Northfield with 82,500 units per year of packed red cells, the source material for PolyHeme over a three year period. Deliveries under that agreement are scheduled to begin in 1998, close to the time Northfield expects to complete its Phase III study. Northfield has and will continue to pursue long-term supply contracts with such agencies and other potential sources, although there can be no assurance that the Company will be able to obtain sufficient quantities of blood from the voluntary blood services sector to enable it to produce commercial quantities of PolyHeme if FDA approval is received. See "Risk Factors - Limitation of Supply of Starting Material."

MARKETING STRATEGIES

     If FDA approval of PolyHeme is received, the Company intends to market PolyHeme with its own sales force in the United States. The Company intends to recruit and train a specialty sales force of approximately 20 individuals to introduce PolyHeme in selected markets. The selling effort will target approximately 500 hospitals which utilize over 70% of the nation's blood supply. The Company believes the most important marketing activities will be educating, stimulating use by and servicing health care professionals.

     Northfield also expects to establish distribution arrangements with the major blood collection and distribution organizations to optimize service levels to customers and enhance the market's acceptance of PolyHeme. These blood centers provide a full range of blood products and transfusion services to the United States market and can provide the Company with an established distribution system for PolyHeme. The Company has not yet entered into definitive distribution arrangements with any of these blood centers.

     The Company may pursue licenses or other arrangements for the manufacture and distribution of PolyHeme outside the United States. The Company has entered into license agreements with Pharmacia & Upjohn Inc., a U.S. corporation ("Pharmacia"), and Hemocare Ltd., an Israeli corporation ("Hemocare"), to develop, manufacture and distribute PolyHeme in certain European, Middle Eastern and African countries. The license agreements permit Pharmacia and Hemocare to utilize PolyHeme and related manufacturing technology in return for the payment of royalties based upon sales of PolyHeme in the licensed territories.

     In March 1989, the Company granted to Pharmacia an exclusive license to manufacture, promote and sell the Company's PolyHeme product in a territory encompassing the United Kingdom, Germany, the Scandinavian countries and certain countries in the Middle East. Under the terms of the license agreement, Pharmacia has the right, upon consultation with the Company, to promote and sell PolyHeme in the licensed territory under its own trademark. The license agreement with Pharmacia provides for a nonrefundable initial fee, two additional nonrefundable fees based upon the achievement of certain regulatory and sales volume milestones by the Company, and ongoing royalty payments based upon net sales of PolyHeme in the licensed territory. The license agreement further provides for a reduction of royalty payments upon the occurrence of certain events. In addition, under the terms of the agreement, the Company has the right under certain circumstances to direct Pharmacia's clinical testing of PolyHeme in the licensed territory.

     In July 1990, the Company granted to Hemocare an exclusive license to manufacture, promote and sell the Company's PolyHeme product in a territory encompassing Israel, Cyprus, Ivory Coast, Jordan, Kenya, Lebanon, Liberia, Nigeria and Zaire. Under the terms of the license agreement, Hemocare has the right, upon consultation with the Company, to promote and sell PolyHeme in the licensed territory under its own trademark. The license agreement with Hemocare provides for royalty payments based on net sales of PolyHeme in the licensed territory. In addition, under the terms of the license agreement, the Company has the right under certain circumstances to direct Hemocare's clinical testing of PolyHeme in the licensed territory.

     Northfield's present plans with respect to the marketing and distribution of PolyHeme in the United States and overseas may change significantly based on the results of the clinical testing of PolyHeme, the establishment of relationships with strategic partners, changes in the scale, timing of cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA regulatory process, the availability of additional funding and other factors.

COMPETITION

     If approved for commercial sale, PolyHeme will compete directly with established therapies for acute blood loss and may compete with other technologies currently under development. There can be no assurance that PolyHeme will have advantages which will be significant enough to cause medical professionals to adopt it rather than to continue to use established therapies
or other new technologies or products.   There can also be no assurance that
the price of PolyHeme, in light of PolyHeme's potential advantages, will be competitive with the price of established therapies or other new technologies or products.

     At present there are nine companies involved with clinical trials to develop a safe and effective blood substitute. Northfield Laboratories is one of only two companies that have been authorized by the FDA to conduct Phase III trials. The Company believes it is the only sponsor developing a product that is designed to be used as a large volume replacement for transfused blood in the treatment of acute blood loss. Based upon published reports, no other competing company has to date achieved dosage levels in their clinical trials at or near the dose of ten units (500 grams) successfully tested by Northfield.

     Northfield believes that the treatment of acute blood loss is the setting most likely to lead to FDA approval and the application which presents the greatest market opportunity. However, several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. One of these companies is a large manufacturer of health care products and is, like Northfield, focusing on the development of a blood substitute product derived from human blood. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Northfield in testing, manufacturing, marketing and distributing medical products.

     The Company is aware that several of these competing companies are currently conducting clinical trials of their products. There can be no assurance that one or more other companies will not succeed in developing technologies and products which will be available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or noncompetitive.

     The Company believes that important competitive factors in the market for blood substitute products will include the relative speed with which competitors can develop their respective products, complete the clinical testing and regulatory approval process and supply commercial quantities of their products to the market. In addition to these factors, competition is expected to be based on the effectiveness of blood substitute products and the scope of the intended uses for which they are approved, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. The Company believes that its competitive position will be significantly influenced by the timing of the clinical testing and regulatory filings for PolyHeme, the Company's ability to expand its manufacturing capability to permit commercial production of PolyHeme, if approved, and the Company's ability to maintain and enforce its proprietary rights covering PolyHeme and its manufacturing process. See "Risk Factors - Competition."

GOVERNMENT REGULATION

     The manufacture and distribution of PolyHeme and the operation of the Company's manufacturing facilities will require the approval of United States government authorities as well as those of foreign countries. In the United States, the FDA regulates medical products, including the category known as "biologicals" which includes PolyHeme. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act will govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of PolyHeme. In addition to FDA regulations, the Company is also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.

     The steps required before a medical product may be sold commercially in the United States include preclinical testing, the submission to the FDA of an Investigational New Drug application, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a Product License Application ("PLA") and Establishment License Application ("ELA") relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a PLA and ELA prior to any commercial sale or use of the product.

     Preclinical tests include evaluation of product chemistry and studies to assess the safety and effectiveness of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of the Investigational New Drug application. The goal of clinical testing is the demonstration in adequate and well-controlled studies of substantial evidence of the safety and effectiveness of the product in the setting of its intended use. The results of preclinical and clinical testing are submitted to the FDA from time to time throughout the trial process. In addition, before approval for the commercial sale of a product can be obtained, results of the preclinical and clinical studies must be submitted to the FDA in the form of a PLA. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the condition being treated, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional preclinical studies or clinical trials may be requested during the FDA review process and may delay product approval. After FDA approval for its initial indications, further clinical trials may be necessary to gain approval for the use of a product for additional indications. The FDA may also require postmarketing testing, which can involve significant expense, to monitor for adverse effects.

     Among the conditions for PLA approval is the requirement that the prospective manufacturer's quality controls and manufacturing procedures conform to FDA requirements through the concurrent approval of the ELA. In addition, domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA. Outside the United States, the Company also is subject to foreign regulatory requirements governing clinical trials and marketing approval for medical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

     The Company's regulatory strategy is to pursue clinical testing and FDA approval of PolyHeme in the United States. The Company intends to arrange for testing and seek regulatory approval of PolyHeme outside the United States through licensing or other arrangements with other foreign or domestic companies. See "Risk Factors - Government Regulation and Uncertainty of Product Approvals."

PATENTS AND PROPERTY RIGHTS

     The Company owns two United States patents relating to PolyHeme, its uses and certain of the Company's manufacturing processes. The Company has obtained counterpart patents in Canada, France, the United Kingdom, Israel, Italy, Portugal and Spain. The Company's United States patents expire in 2006 and 2010. Northfield has additional patent applications pending in the United States, Japan, the Netherlands and Germany. The Company has a policy of seeking patents covering the important techniques, processes and applications developed from its research and all modifications and improvements thereto. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     There can be no assurance that the Company's patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that the Company will not become involved in disputes with respect to the patents or proprietary rights of third parties. An adverse outcome from such proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to stop using such technology, any of which would result in a material adverse effect on the Company's results of operations. See "Risk Factors - Uncertainty of Patents and Protection of Proprietary Technology."

RESEARCH AND DEVELOPMENT

     Prior to 1991, the principal focus of Northfield's research and development efforts was the design and development of PolyHeme, the design and implementation of preclinical and clinical trials of PolyHeme and the development of manufacturing techniques for the production of PolyHeme in quantities sufficient for clinical trials. Since 1991, the principal focus of the Northfield's research and development effort has been the support of the clinical trials necessary for regulatory approval of PolyHeme. The Company since 1991 has also conducted preliminary work on the process engineering necessary to produce PolyHeme in commercial quantities.

     In fiscal 1997, 1996 and 1995, the Company's research and development expenses totaled $5,188,000, $5,223,000 and $5,902,000, respectively. The Company anticipates that these expenses will increase as the Company funds the further clinical testing of PolyHeme and prepares for its anticipated production in commercial quantities.

HUMAN RESOURCES

     As of May 31, 1997, the Company had 44 employees, of whom 36 were involved in research and development and eight were responsible for financial and other administrative matters. The Company also had consulting arrangements with five individuals as of such date. None of the Company's employees are represented by labor unions, and the Company is not aware of any organizational efforts on behalf of any labor unions involving the Company's employees. The Company considers its relations with its employees to be excellent.

RISK FACTORS

     In addition to the other information contained in this document, the following risk factors should be considered carefully in evaluating the Company and its business.

NEED FOR EXTENSIVE CLINICAL TRIALS

     The results of the Company's clinical trials are not sufficient at present to demonstrate adequately the safety and effectiveness of PolyHeme in order to file a PLA with the FDA. Although more that 100 individuals have participated in clinical trials with PolyHeme, the Company will be required by the FDA to conduct substantial additional trials, which are likely to be expensive and time-consuming, before PolyHeme can be approved for commercial sale. The timing of the FDA review process is uncertain. There can be no assurance that the Company will be able to complete its clinical trials successfully or even obtain FDA approval of PolyHeme, or that FDA approval, if obtained, will not include limitations on the indicated uses for which PolyHeme may be marketed. The Company's business, financial condition and results of operations are critically dependent on receiving FDA approval of PolyHeme. A significant delay in the Company's clinical trials or a failure to achieve FDA approval of commercial sales of PolyHeme would have a material adverse effect on the Company and could result in the cessation of the Company's business.
The Company or the FDA may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. In 1989, the Company suspended clinical testing of an earlier formulation of the Company's PolyHeme product.

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's research, development, testing, manufacturing, marketing and distribution of PolyHeme are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and its foreign counterparts. The regulatory approval process to establish the safety and effectiveness of PolyHeme and the safety and reliability of the Company's manufacturing process has already consumed several years and considerable expenditures. The data obtained from clinical trials are susceptible for varying interpretations which could delay, limit or prevent FDA regulatory approval. The lack of established criteria for evaluating the effectiveness of blood substitute products could also delay or prevent FDA regulatory approval. In addition, delay or rejection could be caused by changes in FDA policies and regulations. Similar delays or rejections may also be encountered in foreign countries. There can be no assurance that, even after extensive clinical trials, regulatory approval will ever be obtained for PolyHeme. Under new FDA guidelines, the FDA may comment upon the acceptability of a PLA following its submission. There can be no assurance that the FDA will accept the Company's PLA or, if the Company's PLA is deemed acceptable, that PolyHeme will ultimately be approved for manufacture and sale based on the Company's PLA. Moreover, if regulatory approval of PolyHeme is granted, such approval may include limitations on the indicated uses for which PolyHeme may be marketed. Further, even if such regulatory approval is obtained, the Company does not presently have manufacturing facilities sufficient to produce commercial quantities of PolyHeme. In order to seek FDA approval of the sale of PolyHeme produced at its first commercial manufacturing facility, the Company may be required to conduct a portion of its clinical trials with product manufactured at that facility. Discovery of previously unknown problems with PolyHeme or unanticipated problems with the Company's manufacturing facilities, even after FDA approval of PolyHeme for commercial sale, may result in the imposition of significant restrictions, including withdrawal of PolyHeme from the market. Additional laws and regulations may also be enacted which could prevent or delay regulatory approval of PolyHeme, including laws or regulations relating to the price or cost-effectiveness of medical products. Any delay or failure to achieve regulatory approval of commercial sales of PolyHeme would have a material adverse effect on the Company's financial condition and could result in cessation of the Company's business.

EARLY STAGE OF DEVELOPMENT

     The Company was founded in 1985 and is a development stage company. Since 1985, the Company has been engaged primarily in the development and clinical testing of PolyHeme. No revenues have been generated to date from commercial sales of PolyHeme and commercial sales are not expected for several years, if they are achieved at all. The Company's revenues to date have consisted solely of license fees and interest income. There can be no assurance that the Company's clinical testing will be successful, that regulatory approval of PolyHeme will be obtained, that the Company will be able to manufacture PolyHeme at an acceptable cost and in appropriate quantities or that it will be able to successfully market and sell PolyHeme. There can also be no assurance that the Company will not encounter unexpected difficulties which will have a material adverse effect on the Company, its operations or its properties.

RELIANCE ON SINGLE PRODUCT: TECHNOLOGICAL RISK

     The Company's operations have to date consisted primarily of the development and clinical testing of PolyHeme. The Company does not expect to realize product revenues unless it successfully develops and achieves commercial introduction of PolyHeme. The Company expects that such revenues, if any, will be derived solely from sales of PolyHeme. The Company also expects the use of PolyHeme to be limited primarily to the acute blood loss segment of the transfusion market. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in PolyHeme becoming obsolete or non-competitive before the Company is able to recover any portion of the research and development and other expenses it has incurred to develop and clinically test PolyHeme. Any such occurrence would have a material adverse effect on the Company and its operations.

MANUFACTURING UNCERTAINTIES

     The Company intends to build a commercial scale manufacturing facility significantly larger than that currently being used to produce PolyHeme for the Company's clinical testing. Northfield has no experience in commercial scale manufacturing, and there can be no assurance that Northfield can achieve commercial scale manufacturing capacity. There can also be no assurance that the Company will not incur substantial cost overruns and delays in building and equipping a commercial scale manufacturing facility. Moreover, in order to seek FDA approval of the sale of PolyHeme produced at its first commercial manufacturing facility, the Company may be required to conduct a portion of its clinical trials with product manufactured at that facility. Accordingly, a delay in achieving scale-up of manufacturing capabilities will have a material adverse effects on the completion of the Company's clinical trials and therefore on the commercial manufacture and sale of PolyHeme. Additionally, the manufacture of PolyHeme will be subject to extensive government regulation. Among the conditions for marketing approval is that the Company's quality control and manufacturing procedures conform to the FDA's good manufacturing practice regulations. There can be no assurance that the Company will be able to obtain the necessary regulatory clearances or approvals to manufacture PolyHeme on a timely basis or at all.

LIMITATION OF SUPPLY OF STARTING MATERIAL

     Northfield currently purchases donated blood from the American Red Cross and Blood Centers of America for use as the starting material for PolyHeme. In 1996, the Company entered into an agreement with hemerica, Inc., a subsidiary of Blood Centers of America, under which hemerica would supply Northfield with 82,500 units per year of packed red cells, the source material for PolyHeme over a three year period. Deliveries under that agreement are scheduled to begin in 1998, close to the time Northfield expects to complete its Phase III study. The Company has plans to enter long-term supply arrangements with other blood collectors. There can be no assurance that the Company will be able to enter into satisfactory long-term arrangements with blood bank operators, that the price the Company may be required to pay for starting material will permit the Company to price PolyHeme competitively or that the Company will be able to obtain an adequate supply of starting material. Additional demand for blood may arise from competing blood substitute products, some of which are derived from human blood, thereby limiting the Company's available supply of starting material.

COMPETITION

     If approved for commercial sale, PolyHeme will compete directly with established therapies for acute blood loss and may compete with other technologies currently under development. There can be no assurance that PolyHeme will have advantages which will be significant enough to cause medical professionals to adopt it rather than to continue to use established therapies or to adopt other new technologies or products. There can also be no assurance that the cost of PolyHeme will be competitive with the cost of established therapies or other new technologies or products. The development of blood substitute products is a rapidly evolving field. Competition is intense and expected to increase. At present there are nine companies involved with clinical trials to develop a safe and effective blood substitute. Several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. One of these companies is a large manufacturer of health care products and is, like Northfield, focusing on the development of a product derived from human blood. Several other companies have entered into agreements with large pharmaceutical companies for the manufacture and distribution of their products. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Northfield in testing, manufacturing, marketing and distributing medical products. There can be no assurance that one or more other companies will not succeed in developing technologies or products which will become available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or non-competitive.

ABSENCE OF SALES AND MARKETING EXPERIENCE

     If approved for commercial sale, the Company intends to market PolyHeme in the United States using its own sales force. The Company has no experience in the sale or marketing of medical products. The Company's ability to implement its sales and marketing strategy for the United States will depend on its ability to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. There can be no assurance that the Company will be able to establish an effective marketing staff and sales force, that the cost of establishing such a marketing staff and sales force will not exceed revenues from the sale of PolyHeme or that the Company's marketing and sales efforts will be successful.

HISTORY OF LOSSES; UNCERTAINTY
OF FUTURE PROFITABILITY OR FUNDING

     From its inception to May 31, 1997, the Company had incurred net losses totaling $54.9 million. The Company will require substantial additional expenditures to complete clinical trials, to establish commercial scale manufacturing processes and facilities, and to establish marketing, sales and administrative capabilities. These expenditures are expected to result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. There can be no assurance that the Company will be able to achieve product revenues or profitability on a sustained basis or at all. The Company may require substantial additional funds to achieve commercial production of PolyHeme. The Company's future capital requirements will depend on many factors, including the scope and results of clinical trials, the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. There can be no assurance that such additional funding will be available to the Company or, if available, that such funding can be obtained on terms and conditions the Company will deem acceptable. Any such additional funding may result in significant dilution to then existing stockholders.

UNCERTAINTY OF MARKET ACCEPTANCE

     Northfield anticipates that the market price for PolyHeme, if FDA approval is received, will exceed the cost of transfused blood. Competitors may also develop new technologies or products which are more effective or less costly than PolyHeme. There can be no assurance that the price of PolyHeme, considered in relation to PolyHeme's expected benefits, will be perceived by health care providers and third party payors as cost-effective, or that the price of PolyHeme will be competitive with transfused blood or with other new technologies or products. The Company's results of operations may be adversely affected if the price of PolyHeme is not considered cost-effective by health care providers or third party payors of if PolyHeme does not otherwise receive market acceptance.

UNCERTAINTY OF PATENTS AND PROTECTION OF
PROPRIETARY TECHNOLOGY

     The Company's ability to compete effectively with other companies will depend, in part, on its ability to protect and maintain the proprietary nature of its technology. There can be no assurance as to the degree of protection offered by the patents owned by the Company, or as to the likelihood that additional patents in the United States, Japan, the Netherlands and Germany will be issued based upon pending patent applications. Patent applications in the United States are maintained in secrecy until patents are issued. The Company cannot be certain that it was the first creator of the inventors covered by its patents or pending patent applications or that it was the first to file patent applications for such inventions. The high costs of enforcing patent and other proprietary rights may also limit the degree of protection afforded the Company. The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. There can be no assurance that the Company's patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that the Company will not become involved in disputes with respect to the patents or proprietary rights of third parties. An adverse outcome from such proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to stop using such technology, any of which would result in a material adverse effect on the Company's results of operations.

ITEM 2. PROPERTIES

     Northfield currently leases a 21,000 square foot pilot manufacturing facility located in Mt. Prospect, Illinois, and maintains its principal executive offices in Evanston, Illinois. The lease of the Mt. Prospect facility expires in 1998, with two five-year renewal options available to the Company. The Evanston office lease expires in 1998. For its 1997 fiscal year, the Company's lease payments for its Evanston facility were $23.31 per square foot, or a total of $256,000, and the lease payments for its Mt. Prospect pilot manufacturing facility were $8.70 per square foot, or a total of $183,000. The Company believes its present manufacturing facility is capable of producing sufficient quantities of PolyHeme for all of the Company's clinical trials in the United States.

     The Company is negotiating the acquisition of a parcel of undeveloped land in the Chicago metropolitan area for development as the Company's initial commercial-scale manufacturing facility. The initial engineering design studies for the facility, which is anticipated to have a production capacity of approximately 300,000 units of PolyHeme per year, have been completed. Northfield expects that the cost of constructing the facility, including land acquisition costs, will be approximately $45 million.

ITEM 3. LEGAL PROCEEDINGS.

     As of May 31, 1997, the Company was not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

     None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock began trading publicly on the Nasdaq National Market under the symbol "NFLD" effective May 26, 1994. The following table set forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.


FISCAL QUARTER ENDED
                                             HIGH           LOW
August 31, 1994                              $10 3/8        $5 5/8
November 30, 1994                             12 1/4         8 1/8
February 28, 1995                             11 7/8         6
May 31, 1995                                  13 3/4         7 3/8
August 31, 1995                               20 1/2        13 1/4
November 30, 1995                             19 1/4        10 7/8
February 29, 1996                             26 5/8        13 1/8
May 31, 1996                                  22 1/2        14 1/2
August 31, 1996                               17 1/8         9 1/2
November 30, 1996                             14 1/2         9 5/8
February 28, 1997                             14 1/4         9 3/4
May 31, 1997                                  13 1/2         8 3/8
August 31, 1997 (through August 27, 1997)     10 3/8         9

HOLDERS OF RECORD

     As of May 31, 1997, there were approximately 400 holders of record and approximately 7,500 beneficial owners of the Company's Common Stock. There were as of such date no issued and outstanding shares of the Company's Preferred Stock.

DIVIDENDS

     The Company has never declared or paid dividends on its capital stock and does not anticipate declaring or paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below for, and as of the end of, each of the years in the five-year period ended May 31, 1997 and for the period from June 19, 1985 (inception) through May 31, 1997 were derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants.



                                                                                                      CUMULATIVE FROM
                                                   YEARS ENDED MAY 31,                                JUNE 19, 1985
                                                                                                   THROUGH MAY 31, 1997
                                      1997         1996          1995         1994          1993
STATEMENT OF OPERATIONS DATA:
(in thousands, except per
share data)
Revenues:
License income                    $    ---      $   ---       $   ---      $   ---       $   ---          $  3,000
Costs and expenses:
Research and development             5,188        5,223         5,901        5,512         6,354            45,612
General and administrative           2,317        2,509         2,275        1,987         1,924            24,561
Interest income (net)                3,259        2,953           737          135           211            12,316
Net loss                          $ (4,246)     $(4,779)      $(7,439)     $(7,364)      $(8,067)         $(54,857)
Net loss per share                $   (.30)     $  (.37)      $  (.76)     $ (1.05)      $ (1.22)         $  (7.17)
Shares used in calculation of
per share data (1)                  13,961       12,849         9,850        6,990         6,623             7,648



                                                       MAY 31,

                                      1997         1996          1995         1994          1993
Cash and marketable
securities                         $60,294      $63,984       $12,252       $1,222        $7,024
Total assets                        62,343       66,339        14,852       20,038        12,400
Total liabilities                    1,048        1,391         1,226        1,617           804
Deficit accumulated during
 development stage                 (54,857)     (50,611)      (45,832)     (38,393)      (31,029)
Total shareholders' equity (2)      61,295       64,948        13,626       18,421        11,596

(1)  Computed on the basis described in Note 1 of Notes to Financial
     Statements.

(2) Excludes 345,500 shares reserved for issuance upon the exercise of stock options outstanding as of May 31, 1997, and 135,500 shares reserved for issuance upon the exercise of warrants outstanding as of such date. Additional stock options exercisable for a total of 305,000 shares and 200,000 shares, respectively, were available for grant as of May 31, 1997 under the Company's Employee Stock Option Plan and Stock Option Plan for Outside Directors.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Since its incorporation in 1985, Northfield has devoted substantially all of its efforts and resources to the research, development and clinical testing of PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception to May 31, 1997, Northfield incurred net operating losses totaling $54,857,000.

     The Company's success will depend on several factors, including its ability to obtain FDA regulatory approval of PolyHeme and the Company's manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, and enforce its patent positions. The Company has experienced significant delays in the development and clinical testing of PolyHeme. There can be no assurance that the Company will be able to achieve these goals or that it will be able to realize product revenues or profitability on a sustained basis or at all.

     The Company anticipates that research and development expenses will significantly increase during the foreseeable future. These expected increases are related to the conducting of future clinical trials, the monitoring and reporting of results of such trials and continuing process development associated with increases in the Company's manufacturing capacity to permit commercial scale production of PolyHeme. The Company also expects that general and administrative expenses will increase over the foreseeable future due to the higher costs relating to expanding the Company's organization.

RESULTS OF OPERATIONS

Fiscal Years Ended May 31, 1997, 1996 and 1995

     The Company reported no revenues for the fiscal years ended May 31, 1997, 1996 or 1995. From its inception through May 31, 1997, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

     Operating expenses for the fiscal year ended May 31, 1997, 1996 and 1995 totaled $7,505,000, $7,732,000 and $8,176,000, respectively. On a percentage basis fiscal 1997 operating expenses were 2.9% less than fiscal 1996 operating expenses and fiscal 1996 operating expenses were 5.4% less than those incurred in fiscal 1995.

     Research and development expenses in fiscal 1997 totaled $5,188,000 compared to research and development expenses in fiscal 1996 of $5,223,000. This decrease of $35,000, or .7%, resulted from a decrease in depreciation expense as the Company's prototype manufacturing facility is nearing the end of its depreciable life. While total fiscal 1997 research and development expenses decreased from fiscal 1996 levels, increases were incurred in the areas of salaries and benefits, purchased engineering and clinical trials expense.

     Research and development expenses in fiscal 1996 of $5,223,000 represented a decrease of $678,000, or 11.5%, from fiscal 1995 levels. Reduced depreciation expense on the Company's prototype manufacturing facility was the primary reason for the decline.

     The Company anticipates that research and development expenses will increase significantly over the next several years. Additional costs are expected for expanded clinical trials, third-party clinical monitoring, third-party product testing as well as costs associated with the construction of a commercial scale manufacturing facility.

     General and administrative expenses in fiscal 1997 totaled $2,317,000 which was a decline of $192,000, or 7.6%, from the $2,509,000 in general and administrative expenses reported in fiscal 1996. Expense reductions were experienced in legal, public relations and state filing fees from those experienced in fiscal 1996.

     General and administrative expenses of $2,509,000 in fiscal 1996 exceeded fiscal 1995 general and administrative expenses by $234,000, or 10.3%. This increase occurred as a result of the higher costs associated with communicating to an expanding investor base, business development related expenses and increased state filing fees based on the capitalization of the Company.

INTEREST INCOME

     Interest income for fiscal 1997 totaled $3,259,000, or a $306,000 increase from the $2,953,000 of interest income reported in fiscal 1996. Higher average cash balances caused interest income to increase. The $2,953,000 of interest income reported in fiscal 1996 represented a $2,216,000 increase from the $737,000 reported in fiscal 1995. Higher balances in fiscal 1996 caused interest income to increase.

     In August 1995, during its 1996 fiscal year, the Company completed a public offering of 2,925,000 common shares generating net proceeds to the Company of $48,354,000. In September 1995, the Company sold an additional 438,750 common shares generating net proceeds to the Company of $7,365,000.

TAXES

     As a result of the losses incurred to date, the Company has not had to provide for income taxes. At May 31, 1997, the Company had net operating loss carry forwards for financial reporting purposes of approximately $54,900,000. Net operating loss carryforwards for income tax purposes as of May 31, 1997 amounted to approximately $56,700,000 expiring between 2001 and 2012. The difference between the amount of net operating loss carryforwards for financial reporting and income tax purposes resulted from differences in the recognition of research and development, compensatory stock options, depreciation expenses and the tax benefit from the exercise of stock options. Future changes in stock ownership could result in a limitation of the Company's ability to utilize present and future net operating loss carryforwards. The Company also has research and experimentation credits and investment tax credits of approximately $1,300,000 which will be available to reduce future income taxes through 2012.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through May 31, 1997, the Company has used cash for operating activities and for the purchase of plant and equipment totaling $52,485,000. For the Company's fiscal years ended May 31, 1997 and 1996, such
expenditures were $4,280,000 and $4,431,000, respectively.   The Company
expects that such expenditures will increase significantly in future periods. The Company has financed its research and development and other activities to date primarily through the private sale of equity securities and through the public offering of its common stock. The Company's initial public offering took place in May 1994 and in August 1995 the Company sold additional common stock to the public. The Company also recognized $3,000,000 of revenues through the sale of product rights in 1989. As of May 31, 1997, the Company had cash and marketable securities totaling $60,294,000.

     The Company believes its existing capital resources will be adequate to satisfy its operating capital requirements for approximately the next 18-24 months. Thereafter, Northfield may require substantial additional funds to test and seek regulatory approval for PolyHeme and to expand its commercial
capabilities.   Construction of a 300,000 unit annual capacity commercial scale manufacturing facility is currently in the planning stages and (including land costs) is estimated to cost $45 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index to Financial Statements on page 24. Such Financial Statements are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has not been a disagreement on any matter of accounting principles or financial statement disclosure with the Company's independent accountants during the Company's 1997, 1996 or 1995 fiscal years.

PART III
ITEMS 10 THROUGH 13.

     The information specified in Items 10 through 13 of Form 10-K has been omitted in accordance with instructions to Form 10-K. The Company expects to file with the Commission in September 1997, pursuant to Regulation 14A, a definitive proxy statement involving the election of directors which will contain the information required to be included in Items 10 through 13 of Form 10-K.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)   The following documents are filed as part of this report:

     (1) & (2) See the Index to Financial Statements on page 24.

     (3) See Description of Exhibits on page 41.

b)   None.

c)   See Description of Exhibits on page 41.

d)   None.


INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Page(s)
                                                                                                                ------

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25

Balance Sheets, May 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26

Statements of Operations, Years ended May 31, 1997, 1996,
    and 1995 and the cumulative period from June 19, 1985
    (inception) through May 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27

Statements of Shareholders' Equity (Deficit), Years ended May 31,
    1997, 1996, and 1995 and the cumulative period from June 19, 1985
    (inception) through May 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28-31

Statements of Cash Flows, Years ended May 31, 1997, 1996,
    and 1995 and the cumulative period from June 19, 1985
    (inception) through May 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33-40


                      [KPMG PEAT MARWICK LLP LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Northfield Laboratories Inc.:


We have audited the accompanying balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 1997 and 1996 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 1997 and for the cumulative period from June 19, 1985 (inception) through May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 1997 and for the cumulative period from June 19, 1985 (inception) through May 31, 1997, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP


Chicago, Illinois
July 3, 1997

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Balance Sheets

May 31, 1997 and 1996


------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                    1997      1996
------------------------------------------------------------------------------------------------------------------------------------

Current assets:
 Cash                                                                $21,367,496    11,688,744
 Short-term marketable securities                                     38,926,904    52,295,647
 Prepaid expenses                                                        334,875       362,272
 Other current assets                                                    417,693       598,068
------------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                  61,046,968    64,944,731

Plant and equipment, net                                               1,263,361     1,310,385
Other assets                                                              32,432        83,442
------------------------------------------------------------------------------------------------------------------------------------

                                                                     $62,342,761    66,338,558
====================================================================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                                                        656,816       924,097
 Accrued expenses                                                        121,559       172,350
 Accrued compensation and benefits                                       175,800       178,050
------------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                954,175     1,274,497

Other liabilities                                                         93,823       116,101
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                      1,047,998     1,390,598
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
 Preferred stock, $.01 par value.  Authorized
  5,000,000 shares; none issued and outstanding                                -             -
 Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding
  14,092,375 and 13,586,155 shares in
  1997 and 1996, respectively                                            140,924       135,862
 Additional paid-in capital                                          116,011,985   115,427,120
 Deficit accumulated during the development stage                    (54,856,862)  (50,611,169)
 Deferred compensation                                                    (1,284)       (3,853)
------------------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                            61,294,763    64,947,960
------------------------------------------------------------------------------------------------------------------------------------

                                                                     $62,342,761    66,338,558
====================================================================================================================================


See accompanying notes to financial statements.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Operations

Years ended May 31, 1997, 1996, and 1995
and the cumulative period from June 19, 1985
(inception) through May 31, 1997


------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Cumulative
                                                                                            from
                                                                                       June 19, 1985
                                                          Years ended May#31,             through
                                              --------------------------------------    May 31, 1997
                                                   1997          1996        1995
------------------------------------------------------------------------------------------------------------------------------------

Revenues - license income                     $            -             -           -     3,000,000
Costs and expenses:
 Research and development                          5,187,738     5,223,056   5,901,608    45,611,765
 General and administrative                        2,317,217     2,509,161   2,274,776    24,560,909
------------------------------------------------------------------------------------------------------------------------------------

                                                   7,504,955     7,732,217   8,176,384    70,172,674
------------------------------------------------------------------------------------------------------------------------------------

Other income and expense:
 Interest income                                   3,259,262     2,953,342     737,371    12,399,046
 Interest expense                                          -             -           -        83,234
------------------------------------------------------------------------------------------------------------------------------------

                                                   3,259,262     2,953,342     737,371    12,315,812
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                      $   (4,245,693) 0 (4,778,875) (7,439,013)  (54,856,862)
====================================================================================================================================

Net loss per share                            $       (0.30)         (0.37)      (0.76)        (7.17)
====================================================================================================================================

Shares used in calculation
 of per share data                                13,960,557    12,848,904   9,849,815     7,647,931
====================================================================================================================================


See accompanying notes to financial statements.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit)

Years ended May 31, 1997, 1996, and 1995 and the cumulative period from June 19, 1985 (inception) through May 31, 1997




------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Preferred stock
                                                                                                     -----------------------
                                                                                                      Number       Aggregate
                                                                                                     of shares       amount

Issuance of common stock at $0.002 per share on August 27, 1985                                              -       $      -
Issuance of Series A convertible preferred stock at $4.00 per share on
 August 27, 1985 (net of costs of issuance of $79,150)                                                       -              -
Net loss                                                                                                     -              -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1986                                                                                      -              -
Net loss                                                                                                     -              -
Deferred compensation relating to grant of stock options                                                     -              -
Amortization of deferred compensation                                                                        -              -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1987                                                                                      -              -
Issuance of Series B convertible preferred stock at $35.68 per share on
 August 14, 1987 (net of costs of issuance of $75,450)                                                       -              -
Net loss                                                                                                     -              -
Amortization of deferred compensation                                                                        -              -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1988                                                                                      -              -
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)          -              -
Conversion of Series A convertible preferred stock to common stock on June 7, 1988                           -              -
Conversion of Series B convertible preferred stock to common stock on June 7, 1988                           -              -
Exercise of stock options at $2.00 per share                                                                 -              -
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)          -              -
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697          -              -
Sale of options at $28.29 per share to purchase common stock at $.20 per share on
 March 30, 1989 (net of costs of issuance of $4,162)                                                         -              -
Net loss                                                                                                     -              -
Deferred compensation relating to grant of stock options                                                     -              -
Amortization of deferred compensation                                                                        -              -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1989                                                                                      -              -
Net loss                                                                                                     -              -
Deferred compensation relating to grant of stock options                                                     -              -
Amortization of deferred compensation                                                                        -              -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1990                                                                                      -              -
Net loss                                                                                                     -              -
Amortization of deferred compensation                                                                        -              -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1991                                                                                      -              -
Exercise of stock warrants at $5.60 per share                                                                -              -
Net loss                                                                                                     -              -
Amortization of deferred compensation                                                                        -              -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1992                                                                                      -              -
Exercise of stock warrants at $7.14 per share                                                                -              -
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724          -              -
Net loss                                                                                                     -              -
Amortization of deferred compensation                                                                        -              -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1993                                                                                      -       $      -
------------------------------------------------------------------------------------------------------------------------------------

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit)

Years ended May 31, 1997, 1996, and 1995 and the cumulative period from June 19, 1985 (inception) through May 31, 1997


------------------------------------------------------------------------------------------------------------------------------------

                         Series A convertible    Series B convertible                    Deficit                       Total
     Common stock          preferred stock        preferred   stock                     accumulated                    share-
 ---------------------   --------------------    --------------------    Additional      during the      Deferred      holders
  Number     Aggregate    Number     Aggregate     Number   Aggregate      paid-in       development      compen-       equity
 of shares    amount     of shares     amount      of shares  amount       capital          stage          sation       (deficit)
------------------------------------------------------------------------------------------------------------------------------------
 3,500,000    $ 35,000            -    $       -        -    $      -         (28,000)             -             -           7,000

         -           -      250,000      250,000        -           -         670,850              -             -         920,850
         -           -            -            -        -           -               -       (607,688)            -        (607,688)
-----------  ------------  ----------  -------------------   -----------    ------------  --------------  ------------ -------------

 3,500,000      35,000      250,000      250,000        -           -         642,850       (607,688)            -         320,162
         -           -            -            -        -           -               -     (2,429,953)            -      (2,429,953)
         -           -            -            -        -           -       2,340,000              -      (2,340,000)          -
         -           -            -            -        -           -               -              -         720,000       720,000
-----------  ------------  ----------  -------------------   -----------    ------------  --------------  ------------ -------------

 3,500,000      35,000      250,000      250,000        -           -       2,982,850     (3,037,641)     (1,620,000)   (1,389,791)

         -           -            -            -    200,633     200,633     6,882,502              -               -     7,083,135
         -           -            -            -        -           -               -     (3,057,254)              -    (3,057,254)
         -           -            -            -        -           -               -              -         566,136       566,136
-----------  ------------  ----------  -------------------   -----------    ------------  --------------  ------------ -------------

 3,500,000      35,000      250,000      250,000    200,633     200,633     9,865,352     (6,094,895)     (1,053,864)    3,202,226
   413,020       4,130            -            -        -           -       9,749,870              -               -     9,754,000
 1,250,000      12,500     (250,000)    (250,000)       -           -         237,500              -               -             -
 1,003,165      10,032            -            -   (200,633)   (200,633)      190,601              -               -             -
    47,115         471            -            -        -           -          93,759              -               -        94,230
   175,525       1,755            -            -        -           -       4,976,855              -               -     4,978,610
    87,760         878            -            -        -           -       2,488,356              -               -     2,489,234

         -           -            -            -        -           -       7,443,118              -               -     7,443,118
         -           -            -            -        -           -               -       (791,206)              -      (791,206)
         -           -            -            -        -           -         683,040              -        (683,040)            -
         -           -            -            -        -           -               -              -         800,729       800,729
-----------  ------------  ----------  -------------------   -----------    ------------  --------------  ------------ -------------

 6,476,585      64,766            -            -        -           -      35,728,451     (6,886,101)       (936,175)   27,970,941
         -           -            -            -        -           -               -     (3,490,394)              -    (3,490,394)
         -           -            -            -        -           -         699,163              -        (699,163)            -
         -           -            -            -        -           -               -              -         546,278       546,278
-----------  ------------  ----------  -------------------   -----------    ------------  --------------  ------------ -------------

 6,476,585      64,766            -            -        -           -      36,427,614    (10,376,495)     (1,089,060)   25,026,825
         -           -            -            -        -           -               -     (5,579,872)              -    (5,579,872)
         -           -            -            -        -           -               -              -         435,296       435,296
-----------  ------------  ----------  -------------------   -----------    ------------  --------------  ------------ -------------

 6,476,585      64,766            -            -        -           -      36,427,614    (15,956,367)       (653,764)   19,882,249
    90,000         900            -            -        -           -         503,100              -               -       504,000
         -           -            -            -        -           -               -     (7,006,495)              -    (7,006,495)
         -           -            -            -        -           -               -              -         254,025       254,025
-----------  ------------  ----------  -------------------   -----------    ------------  --------------  ------------ -------------

 6,566,585      65,666            -            -        -           -      36,930,714    (22,962,862)       (399,739)   13,633,779
    15,000         150            -            -        -           -         106,890              -               -       107,040
   374,370       3,744            -            -        -           -       5,663,710              -               -     5,667,454
         -           -            -            -        -           -               -     (8,066,609)              -    (8,066,609)
         -           -            -            -        -           -               -              -         254,025       254,025
-----------  ------------  ----------  -------------------   -----------    ------------  --------------  ------------ -------------

 6,955,955    $ 69,560            -    $      -        -     $     -       42,701,314    (31,029,471)       (145,714)   11,595,689
------------------------------------------------------------------------------------------------------------------------------------

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Sharehonder's Equity (Deficit), Continued


                                                                                                             Preferred stock
                                                                                                        ------------------------
                                                                                                          Number       Aggregate
                                                                                                         of shares      amount
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                     -       $   -
Issuance of common stock at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)         -           -
Cancellation of stock options                                                                                -           -
Amortization of deferred compensation                                                                        -           -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1994                                                                                      -           -
Net loss                                                                                                     -           -
Issuance of common stock at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)             -           -
Exercise of stock options at $7.14 per share                                                                 -           -
Exercise of stock options at $2.00 per share                                                                 -           -
Cancellation of stock options                                                                                -           -
Amortization of deferred compensation                                                                        -           -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1995                                                                                      -           -
Net loss                                                                                                     -           -
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)         -           -
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)       -           -
Exercise of stock options at $2.00 per share                                                                 -           -
Exercise of stock options at $6.38 per share                                                                 -           -
Exercise of stock options at $7.14 per share                                                                 -           -
Cancellation of stock options                                                                                -           -
Amortization of deferred compensation                                                                        -           -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1996                                                                                      -           -
Net loss                                                                                                     -           -
Exercise of stock options at $0.20 per share                                                                 -           -
Exercise of stock options at $2.00 per share                                                                 -           -
Exercise of stock options at $7.14 per share                                                                 -           -
Amortization of deferred compensation                                                                        -           -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1997                                                                                      -       $   -
====================================================================================================================================


See accompanying notes to financial statements.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Sharesholders' Equity (Deficit), Continued



------------------------------------------------------------------------------------------------------------------------------------

                        Series A convertible  Series B convertible               Deficit                    Total
      Common stock        preferred stock      preferred stock                  accumulated                 share-
----------------------  -------------------   --------------------  Additional  during the     Deferred     holders
  Number       Aggregate   Number         Aggregate    Number       Aggregate    paid-in      development  compen-        equity
 of shares      amount    of shares        amount     of shares      amount      capital         stage     sation        (deficit)
------------------------------------------------------------------------------------------------------------------------------------

         -      $      -         -       $    -        -            $   -               -    (7,363,810)         -      (7,363,810)
 2,500,000        25,000         -            -        -                -      14,163,851             -          -      14,188,851
         -             -         -            -        -                -         (85,400)            -     85,400               -
         -             -         -            -        -                -               -             -        267             267
------------------------------------------------------------------------------------------------------------------------------------

 9,455,955        94,560         -            -        -                -      56,779,765   (38,393,281)   (60,047)     18,420,997
         -             -         -            -        -                -               -    (7,439,013)         -      (7,439,013)
   375,000         3,750         -            -        -                -       2,261,250             -          -       2,265,000
    10,000           100         -            -        -                -          71,300             -          -          71,400
   187,570         1,875         -            -        -                -         373,264             -          -         375,139
         -             -         -            -        -                -        (106,750)            -    106,750               -
         -             -         -            -        -                -               -             -    (67,892)        (67,892)
------------------------------------------------------------------------------------------------------------------------------------

10,028,525       100,285         -            -        -                -      59,378,829   (45,832,294)   (21,189)     13,625,631
         -             -         -            -        -                -               -    (4,778,875)         -      (4,778,875)
 2,925,000        29,250         -            -        -                -      48,324,374             -          -      48,353,624
   438,750         4,388         -            -        -                -       7,360,187             -          -       7,364,575
   182,380         1,824         -            -        -                -         362,937             -          -         364,761
     1,500            15         -            -        -                -           9,555             -          -           9,570
    10,000           100         -            -        -                -          71,300             -          -          71,400
         -             -         -            -        -                -         (80,062)            -     80,062               -
         -             -         -            -        -                -               -             -    (62,726)        (62,726)
------------------------------------------------------------------------------------------------------------------------------------

13,586,155       135,862         -            -        -                -     115,427,120   (50,611,169)    (3,853)     64,947,960
         -             -         -            -        -                -               -    (4,245,693)         -      (4,245,693)
   263,285         2,633         -            -        -                -          50,025             -          -          52,658
   232,935         2,329         -            -        -                -         463,540             -          -         465,869
    10,000           100         -            -        -                -          71,300             -          -          71,400
         -             -         -            -        -                -               -             -      2,569           2,569
------------------------------------------------------------------------------------------------------------------------------------

14,092,375      $140,924         -       $    -        -            $   -     116,011,985   (54,856,862)    (1,284)     61,294,763
====================================================================================================================================

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Cash Flows

Years ended May 31, 1997, 1996, and 1995
and the cumulative period from June 19, 1985
(inception) through May 31, 1997


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Cumulative
                                                                                                        from
                                                                  Years ended May 31,               June 19, 1985
                                                              ----------------------------            through
                                                              1997        1996        1995           May 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                               $ (4,245,693)    (4,778,875)   (7,439,013)   (54,856,862)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                             489,970      1,195,273     1,895,581     12,867,123
   Amortization of deferred compensation                       2,569        (62,726)      (67,892)     3,448,707
   Loss on sale of equipment                                       -              -             -         66,359
   Changes in assets and liabilities:
    Prepaid expenses                                          27,397        (80,124)       34,133       (334,875)
    Other current assets                                      41,208       (215,595)     (629,335)    (2,304,777)
    Other assets                                              49,938         22,912        78,819        (47,324)
    Accounts payable                                        (267,281)       398,052      (107,999)       656,816
    Accrued expenses                                         (50,791)      (112,776)     (271,867)       121,559
    Accrued compensation and benefits                         (2,250)       (98,441)       10,785        175,800
    Other liabilities                                        (22,278)       (22,278)      (22,278)        93,823
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                     (3,977,211)    (3,754,578)   (6,519,066)   (40,113,651)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Purchase of plant and equipment, and
  capitalized engineering costs                             (302,706)      (676,670)     (162,591)   (12,371,454)
 Proceeds from sale of equipment                                   -              -             -         76,587
 Proceeds from matured marketable securities              69,599,200     79,915,208    30,264,065    235,742,381
 Proceeds from sale of marketable securities                       -              -             -      7,141,656
 Purchase of marketable securities                       (56,230,458)  (121,533,154)  (40,551,079)  (281,810,942)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities       13,066,036    (42,294,616)  (10,449,605)   (51,221,772)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                      589,927     60,152,293    17,984,040    102,327,828
 Payment of common stock issuance costs                            -     (3,988,363)     (172,500)    (5,072,012)
 Proceeds from issuance of preferred stock                         -              -             -      6,644,953
 Proceeds from sale of stock options to
  purchase common shares                                           -              -             -      7,443,118
 Proceeds from issuance of notes payable                           -              -             -      1,500,000
 Repayment of notes payable                                        -              -             -       (140,968)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                    589,927     56,163,930    17,811,540    112,702,919
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                       9,678,752     10,114,736       842,869     21,367,496

Cash at beginning of period                               11,688,744      1,574,008       731,139              -
------------------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                   $ 21,367,496     11,688,744     1,574,008     21,367,496
====================================================================================================================================

See accompanying notes to financial statements.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

May 31, 1997 and 1996
--------------------------------------------------------------------------------



 (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             DESCRIPTION OF OPERATIONS IN THE DEVELOPMENT STAGE

       Northfield Laboratories Inc. (the Company), a Delaware corporation, was incorporated on June 19, 1985 to research, develop, test, manufacture, market, and distribute a hemoglobin-based blood substitute product. The Company is continuing its research and development activities.

             BASIS OF PRESENTATION

       The financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, which requires development stage companies to employ the same accounting principles as operating companies.

             SHORT-TERM MARKETABLE SECURITIES

       Short-term marketable securities consist of government securities, corporate notes, and certificates of deposit with original maturities of less than one year. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts . Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.

             PLANT AND EQUIPMENT

       Plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally five to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the term of the lease, generally eight to ten years.

             CAPITALIZED ENGINEERING COSTS

       Capitalized engineering costs include design and other initial engineering studies relating to a commercial scale facility. During fiscal 1997 and 1996, the Company capitalized $100,717 and $473,515, respectively, of such engineering costs. Upon completion of construction, these costs will be amortized over the life of the facility. For the years ended May 31, 1997 and 1996, no amortization of the capitalized costs was recorded.

             COMPUTATION OF NET LOSS PER SHARE

       The net loss per common and common equivalent shares for the years ended May 31, 1997, 1996, and 1995 and the cumulative period from June 19, 1985 through May 31, 1997 has been computed using the weighted average number of common shares outstanding for each period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

             RECLASSIFICATION

       Certain prior year amounts have been reclassified to conform with the current year presentation.





                                                                     (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

--------------------------------------------------------------------------------



             USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             FINANCIAL INSTRUMENTS

       The fair values of financial instruments, which consist of cash, marketable securities (note 9), accounts payable, accrued expenses, and accrued compensation and benefits, were not materially different from their carrying values at May 31, 1997 and 1996.

             STOCK BASED COMPENSATION

       Prior to June 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1997 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.


 (2)   PLANT AND EQUIPMENT

       Plant and equipment, at cost, less accumulated depreciation and amortization, is summarized as follows as of May 31, 1997 and 1996:

------------------------------------------------------------------------------------------------------------------------------------

                                                                                              1997            1996
------------------------------------------------------------------------------------------------------------------------------------
       Manufacturing equipment                                                       $       6,813,017       6,619,969
       Laboratory equipment                                                                  1,330,425       1,330,425
       Office furniture and equipment                                                          819,756         810,815
       Leasehold improvements                                                                1,579,732       1,579,732
       Capitalized engineering costs                                                           574,232         473,515
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            11,117,162      10,814,456
       Less accumulated depreciation and amortization                                        9,853,801       9,504,071
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     $       1,263,361       1,310,385
====================================================================================================================================


       Depreciation and amortization of plant and equipment amounted to $349,730, $998,695, and $1,673,253, for the years ended May 31, 1997,
       1996, and 1995, respectively.





                                                                     (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

--------------------------------------------------------------------------------



 (3)   SHAREHOLDERS' EQUITY

       On June 19, 1985, the date of incorporation, the Company authorized 5,500,000 shares of $.10 par value common stock. On August 12, 1985, an amendment to the Certificate of Incorporation was approved increasing the authorized number of common shares to 8,750,000 and changing the par value to $.01.

       On June 7, 1988, the Company issued 413,020 additional shares of common stock for net proceeds of $9,754,000. In conjunction with this transaction, all outstanding shares of Series A and Series B convertible preferred stock were converted to common stock and the Series B warrants were converted to common stock warrants (note 6). In conjunction with this transaction, options for 47,115 common shares were exercised at $2.00 per share.

       On March 6, 1989, the Company issued 175,525 additional shares of common stock for net proceeds of $4,978,610.

       On March 30, 1989, the Company issued 87,760 additional shares of common stock for net proceeds of $2,489,234. Also on this date, the Company sold an option to purchase 263,285 shares of common stock for net proceeds of $7,443,118. The option exercise price was $.20 per share. On July 8, 1996, the option was exercised and the Company issued all 263,285 shares of common stock.

       On September 30, 1991, the Company issued 90,000 additional shares of common stock for net proceeds of $504,000. These shares were issued as a result of the exercise of common stock warrants (note 6).

       On June 29, 1992, the Company issued 15,000 additional shares of common stock for net proceeds of $107,040. These shares were issued as a result of the exercise of common stock warrants (note 6).

       On April 19, 1993, the Company issued 374,370 additional shares of common stock for net proceeds of $5,667,454.

       On May 5, 1994, the Company filed an amended and restated Certificate of Incorporation effecting a five-for-one stock split of the Company's common stock. All common share and per share amounts have been adjusted retroactively to give effect to the stock split. Additionally, the amended and restated Certificate of Incorporation effected an increase in the number of authorized shares of common stock to 20,000,000 and authorized 5,000,000 shares of preferred stock.

       On May 26, 1994, the Company issued 2,500,000 additional shares of common stock for net proceeds of $14,188,851. The proceeds were received by the Company on June 3, 1994.

       On June 20, 1994, the Company issued 375,000 additional shares of common stock for net proceeds of $2,265,000.

       During the year ended May 31, 1995, the Company issued 197,570 additional shares of common stock upon the exercise of stock options for cash at $2.00 and $7.14 per share for net proceeds of $446,539.

       On August 9, 1995, the Company issued 2,925,000 additional shares of common stock for net proceeds of $48,353,624.

       On September 11, 1995, the Company issued 438,750 additional shares of common stock for net proceeds of $7,364,575.





                                                                     (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

--------------------------------------------------------------------------------



       During the year ended May 31, 1996, the Company issued 193,880 additional shares of common stock upon the exercise of stock options for cash at $2.00, $6.38, and $7.14 per share for net proceeds of $445,731.

       During the year ended May 31, 1997, the Company issued 506,220 additional shares of common stock upon the exercise of stock options for cash at $0.20, $2.00, and $7.14 per share for net proceeds of $589,927.


 (4)   INCOME TAXES

       As a result of losses incurred to date, the Company has not had to provide for income taxes. As of May 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $56,700,000, which are available to offset future taxable income, if any, through 2001 to 2012. Deferred tax assets primarily resulted from net operating loss carryforwards and differences in the recognition of research and development, compensatory stock options, and depreciation expenses and the tax benefit from the exercise of stock options. Additionally, the Company had approximately $1,300,000 of research and experimentation tax credits and investment tax credits available to reduce future income taxes through 2012.

       Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

       The net deferred tax assets as of May 31, 1997 and 1996 are summarized as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997                1996
------------------------------------------------------------------------------------------------------------------------------------


       Deferred tax liability                                                     $          -                  -

       Deferred tax assets
           Net operating loss carryforwards                                              22,100,000         19,400,000
           Tax credit carryforwards                                                       1,300,000          1,200,000
           Deferred compensation                                                          1,400,000          1,400,000
           Other                                                                            700,000            800,000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         25,500,000         22,800,000
------------------------------------------------------------------------------------------------------------------------------------

       Valuation allowance                                                              (25,500,000)       (22,800,000)
------------------------------------------------------------------------------------------------------------------------------------

       Net deferred tax asset                                                     $          -                  -
====================================================================================================================================



 (5)   STOCK OPTION PLAN

       The Company's Restated Nonqualified Stock Option Plan (the Employee Stock Option Plan) lapsed on September 30, 1996. Following the termination of the plan, all options which prior to the plan termination





                                                                     (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements


--------------------------------------------------------------------------------


       had not expired, terminated or been exercised or surrendered may be exercised in accordance with their terms. As of September 30, 1996, under the Employee Stock Option Plan, options have been granted to purchase shares of the Company's common stock at prices between $2.00 and $15.19 per share. These options expire between 1997 and 2004, ten years after the date of grant. No options were granted under this plan during fiscal 1997 or 1996.

       With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the 1996 Option
       Plan). This plan provides for the granting of stock options to the Company's directors, officers, key employees and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the year ended May_31, 1997, the Company granted options to purchase shares of common stock at prices between $10.81 and $11.44 per share, which was equal to the fair market value of a share of common stock at the date of grant. These options expire in 2006 and 2007, ten years after the date of grant.

       Compensation expense (benefit) in the amount of $2,569, $(62,726), and $(67,892), was recorded for those compensatory options vesting during the years ended May 31, 1997, 1996, and 1995, respectively.
       Compensation expense represents the amortization over the vesting period of the total deferred compensation attributable to the difference between the fair market value of the options at the date of grant and the exercise price.

       In September 1994, the Company adopted the Nonqualified Stock Option Plan for Outside Directors (Directors Plan) which provides for the granting of nonqualified stock options to directors of the Company who are neither employees of nor consultants to the Company and who were not directors of the Company prior to June 1, 1994. Stock options to purchase a total of 200,000 shares of common stock are available under the Directors Plan. As of May 31, 1997, no options under the Directors Plan have been granted.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted to directors, officers and key employees under the plans. Accordingly, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                              1997            1996
------------------------------------------------------------------------------------------------------------------------------------

       Net loss as reported                                                            $   (4,245,693)     (4,778,875)
       Pro forma                                                                           (4,526,133)     (4,778,875)

       Net loss per share as reported                                                  $        (0.30)          (0.37)
       Pro forma                                                                                (0.32)          (0.37)
====================================================================================================================================
       For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 (as noted above, no options were granted in 1996):
====================================================================================================================================


       Expected volatility                                                                                   60.00 %
       Risk-free interest rate                                                                               6 .70 %
       Dividend yield                                                                                            -
       Expected lives                                                                                       7.8 years
====================================================================================================================================

                                                                     (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements




--------------------------------------------------------------------------------
       Additional information on shares subject to options is as follows:
--------------------------------------------------------------------------------


                                                 1997                         1996                      1995
                                       ---------------------         --------------------       --------------------
                                                    Weighted                     Weighted                   Weighted
                                                     average                      average                   average
                                                    exercise                     exercise                   exercise
                                        Options       price           Options      price        Options      price
------------------------------------------------------------------------------------------------------------------------------------
       Outstanding at beginning
           of year                       393,435   $   5.57            599,315    $ 4.54         767,885      $ 3.89
       Granted                           195,000      10.86              -          -             39,000        6.38
       Exercised                         242,935       2.21            193,880      2.30         197,570        2.26
       Canceled                            -           -                12,000      6.86          10,000        7.14
------------------------------------------------------------------------------------------------------------------------------------

       Outstanding at end of year        345,500      10.91            393,435      5.57         599,315        4.54
====================================================================================================================================

       Options exercisable at
           year end                      100,250   $  11.75            311,185    $ 4.24         476,565      $ 2.98
====================================================================================================================================

       Weighted-average fair
           value of options granted
           during the year              $  7 .55                         -
====================================================================================================================================

     The following table summarizes information about stock options outstanding at May 31, 1997:
--------------------------------------------------------------------------------


                                                  Options outstanding
                                      ----------------------------------------
                                                      Weighted                              Options exercisable
                                                                                       -----------------------------
                                                       average        Weighted            Options           Weighted
                                                      remaining        average         exercisable at       average
                                         Number      contractual      exercise            May 31,           exercise
       Range of exercise prices       outstanding       life            price              1997              price
------------------------------------------------------------------------------------------------------------------------------------
       $       6.38 -  7.14                75,500      4.34 years     $   6.81               39,000        $    6.82
              10.81 - 15.19               270,000      8.65              12.06               61,250            14.88
====================================================================================================================================


 (6)   STOCK WARRANTS

       In connection with demand notes dated September 23, 1986, the Company issued warrants to purchase a total of 90,000 shares of common stock at $5.60 per share. The warrants were exercised on September 30, 1991 (note 3).

       In connection with a demand note dated July 2, 1987, the Company issued warrants to purchase a total of 3,000 shares of Series B convertible preferred stock at $35.68 per share. On June 7, 1988, these warrants were converted to common stock warrants to purchase 15,000 shares of common stock at $7.14 per share. The warrants were exercised on June 29, 1992 (note 3).





                                                                     (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

--------------------------------------------------------------------------------



       The Company granted warrants to purchase 125,000 shares of common stock of the Company at $13.00 per share. These warrants were canceled on August 3, 1994 and were reissued at $8.00 per share. These warrants expire in 1999. At May 31, 1997, 125,000 shares of authorized common stock were reserved for these warrants.

       In connection with a private placement of the Company's common stock, the Company, on April_22, 1993, granted warrants to purchase a total of 10,000 shares of common stock at $15.19 per share. These warrants expire in 1998. At May 31, 1997, 10,000 shares of authorized common stock were reserved for these warrants.


 (7)   LEASES

       Rent expense amounted to $439,189, $438,759, and $426,917, for the years ended May 31, 1997, 1996, and 1995, respectively.

       The Company has a ten-year lease for its corporate facilities which expires in August 1998. The lease requires the Company to pay maintenance, insurance, and real estate taxes above the base amount included in the lease. The Company has the option to cancel the lease with a payment of $376,365.

       The Company also has a five-year lease for its research and manufacturing facility which expires in 1998. The lease requires the Company to pay maintenance, insurance, and real estate taxes above the base amount included in the lease. The lease is secured by a letter of credit, which is collateralized by a $49,200 certificate of deposit as of May 31, 1997.

       At May 31, 1997, future minimum lease payments under the operating leases are as follows:


------------------------------------------------------------------------------------------------------------------------------------
        Year ending
          May 31,                                                                                              Amount
------------------------------------------------------------------------------------------------------------------------------------
           1998                                                                                           $    402,936
           1999                                                                                                 62,453
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          $    465,389
====================================================================================================================================


 (8)   EMPLOYEE BENEFIT PLAN

       Effective January 1, 1994, the Company established a defined contribution 401(k) savings plan covering each employee of the Company satisfying certain minimum length of service requirements. Matching contributions to the accounts of plan participants are made by the Company in an amount equal to 50% of each plan participant's before-tax contribution, subject to certain maximum contribution limitations, and are made at the discretion of the Company. Expenses incurred under this plan for Company contributions for the years ended May 31, 1997, 1996, and 1995 amounted to $99,781, $87,602, and $100,362, respectively.





                                                                     (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

--------------------------------------------------------------------------------



 (9)   SHORT-TERM MARKETABLE SECURITIES

       The fair market value of the Company's short-term marketable securities was $38,899,221 at May 31, 1997, which included gross unrealized holding gains and losses of $8,352 and $36,035, respectively.

       At May 31, 1997, all of the Company's short-term marketable securities were scheduled to mature in less than one year.





                                                                     (Continued)

                         EXHIBITS



========================================
Number  Description
------  -----------
----------------------------------------
3.1     Restated Certificate of
        Incorporation of the Registrant
        (incorporated herein by
        reference to Exhibit 3.2 to the
        Registrant's Registration
        Statement on Form S-1, filed
        with the Securities and
        Exchange Commission on March
        25, 1994, File No. 33-76856
        (the "Registration Statement"))
----------------------------------------
3.2     Restated Bylaws of the
        Registrant (incorporated herein
        by reference to Exhibit 3.4 to
        the Registration Statement)
----------------------------------------
10.1    Office Sublease dated as of
        April 20, 1993 between the
        Registrant and First Illinois
        Bank of Evanston, N.A., as
        Trustee (incorporated herein by
        reference to Exhibit 10.1 to
        the Registration Statement)
----------------------------------------
10.2    Lease dated as of June 8, 1989
        between the Registrant and OTR
        (incorporated herein by
        reference to Exhibit 10.2 to
        the Registration Statement)
----------------------------------------
10.3    License Agreement dated as of
        March 6, 1989 between the
        Registrant and KabiVitrum AB
        (predecessor of Pharmacia &
        Upjohn Inc.)(incorporated
        herein by reference to Exhibit
        10.6 to the Registration
        Statement)
----------------------------------------
10.4    License Agreement dated as of
        July 20, 1990 between the
        Registrant and Eriphyle BV
        (incorporated herein by
        reference to Exhibit 10.7 to
        the Registration Statement)
----------------------------------------
10.5*   Restated Nonqualified Stock
        Option Plan of Northfield
        Laboratories Inc. (incorporated
        herein by reference to Exhibit
        10.13 to the Registration
        Statement)
----------------------------------------
10.6*   Northfield Laboratories Inc.
        401(K) Plan (incorporated
        herein by reference to Exhibit
        10.14 to the Registration
        Statement)
----------------------------------------
10.7*   Northfield Laboratories Inc.
        Nonqualified Stock Option Plan
        for Outside Directors
        (incorporated herein by
        reference to Exhibit 10.15 to
        the Registrant's Annual Report
        on Form 10-K for the
        Registrant's fiscal year ended
        May 31, 1994)
----------------------------------------

========================================
Number  Description
------  -----------
----------------------------------------
10.8*   Employment Agreement dated as
        of January 1, 1996 between the
        Registrant and Richard E.
        DeWoskin (incorporated herein
        by reference to Exhibit 10.8 to
        the Registrant's Annual Report
        on Form 10-K for the
        Registrant's fiscal year ended
        May 31, 1996)
----------------------------------------
10.9*   Employment Agreement dated as
        of January 1, 1996 between the
        Registrant and Steven A. Gould,
        M.D. (incorporated herein by
        reference to Exhibit 10.9 to
        the Registrant's Annual Report
        on Form 10-K for the
        Registrant's fiscal year ended
        May 31, 1996)
----------------------------------------
10.10*  Employment Agreement dated as
        of January 1, 1996 between the
        Registrant and Jack J. Kogut
        (incorporated herein by
        reference to Exhibit 10.10 to
        the Registrant's Annual Report
        on Form 10-K for the
        Registrant's fiscal year ended
        May 31, 1996)
----------------------------------------
23.1    Consent of KPMG Peat Marwick LLP
========================================

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 27, 1997.


                                       NORTHFIELD LABORATORIES INC.


                                        By  /s/ Richard E. DeWoskin
                                           --------------------------
                                            Richard E. DeWoskin
                                            Chairman of the Board and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 27, 1997.




        SIGNATURE                                      TITLE
        ---------                                      -----
/s/ Richard E. DeWoskin               Chairman of the Board and Chief Executive Officer
-----------------------               (principal executive officer)
Richard E. DeWoskin

/s/ Steven A. Gould, M.D.             President, Director
-------------------------
Steven A. Gould, M.D.

/s/ Jack J. Kogut                     Vice President - Finance, Secretary and
-----------------                     Treasurer (principal financial officer and
Jack J. Kogut                         principal accounting officer)

/s/ Gerald S. Moss, M.D.              Director
------------------------
Gerald S. Moss, M.D.

/s/ Bruce S. Chelberg                 Director
---------------------
Bruce S. Chelberg

/s/ Jack Olshansky                    Director
------------------
Jack Olshansky