Form 10-Q
period 1997-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 1997-10-15
CIK 920947

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED AUGUST 31, 1997
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

    AS OF AUGUST 31, 1997, REGISTRANT HAD 14,092,375 SHARES OF COMMON STOCK
                                 OUTSTANDING.


=============================================================

                     NORTHFIELD LABORATORIES INC.
                     (a company in the development stage)

                     Financial Statements

                     August 31, 1997

                     (See accompanying review report of
                     KPMG Peat Marwick LLP)

                      INDEPENDENT AUDITORS' REVIEW REPORT


  The Board of Directors
  Northfield Laboratories Inc.:


  We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 1997, and the related statements of operations and cash flows for the three-month periods ended August 31, 1997 and 1996 and for the period from June 19, 1985 (inception) through August 31, 1997. We have also reviewed the statements of shareholders' equity (deficit) for the three-month period ended August 31, 1997 and for the period from June 19, 1985 (inception) through August 31, 1997. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Northfield Laboratories Inc. as of May 31, 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 1997 (not presented herein); and in our report dated July 3, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 1997 and in the accompanying statement of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statement from which it has been derived.





  September 26, 1997

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Balance Sheets

August 31, 1997 (unaudited) and May 31, 1997


============================================================================================
                                                                 August 31,        May 31,
ASSETS                                                              1997            1997
--------------------------------------------------------------------------------------------
Current assets:
 Cash                                                       $     7,798,231       21,367,496
 Short-term marketable securities                                50,796,265       38,926,904
 Prepaid expenses                                                   266,519          334,875
 Other current assets                                               633,085          417,693
--------------------------------------------------------------------------------------------
Total current assets                                             59,494,100       61,046,968

Plant and equipment, net                                          1,325,329        1,263,361
Other assets                                                         28,013           32,432
--------------------------------------------------------------------------------------------
                                                            $    60,847,442       62,342,761
============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                                   460,523          656,816
 Accrued expenses                                                   137,369          121,559
 Accrued compensation and benefits                                  194,242          175,800
--------------------------------------------------------------------------------------------
Total current liabilities                                           792,134          954,175

Other liabilities                                                    89,697           93,823
--------------------------------------------------------------------------------------------
Total liabilities                                                   881,831        1,047,998
--------------------------------------------------------------------------------------------
Shareholders' equity:
 Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
  none issued and outstanding                                            --               --
 Common stock, $.01 par value.  Authorized 20,000,000 shares;
  issued and outstanding 14,092,375 shares
  at August 31, 1997 and May 31, 1997, respectively                 140,924          140,924
 Additional paid-in capital                                     116,011,985      116,011,985
 Deficit accumulated during the development stage               (56,186,656)     (54,856,862)
 Deferred compensation                                                 (642)          (1,284)
--------------------------------------------------------------------------------------------
Total shareholders' equity                                       59,965,611       61,294,763
--------------------------------------------------------------------------------------------
                                                            $    60,847,442       62,342,761
============================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Operations

Three months ended August 31, 1997 and 1996 and for the period from June 19, 1985 (inception) through August 31, 1997

===============================================================================================================
                                                                                                  Cumulative
                                                                     Three months ended              from
                                                                          August 31,             June 19, 1985
                                                                     ----------------------         through
                                                                       1997         1996        August 31, 1997
---------------------------------------------------------------------------------------------------------------
                                                                     (unaudited) (unaudited)      (unaudited)
Revenues - license income                                            $         --          --       3,000,000
Costs and expenses:
  Research and development                                              1,585,734   1,259,955      47,197,499
  General and administrative                                              582,465     538,865      25,143,374
---------------------------------------------------------------------------------------------------------------
                                                                        2,168,199   1,798,820      72,340,873
---------------------------------------------------------------------------------------------------------------
Other income and expense:
  Interest income                                                        838,405      828,540      13,237,451
  Interest expense                                                            --           --          83,234
---------------------------------------------------------------------------------------------------------------
                                                                         838,405      828,540      13,154,217
---------------------------------------------------------------------------------------------------------------
Net loss                                                             $(1,329,794)    (970,280)    (56,186,656)
===============================================================================================================
Net loss per share                                                   $     (0.09)       (0.07)          (7.22)
===============================================================================================================
Shares used in calculation of per share data                          14,092,375   13,803,149       7,783,078
===============================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit)

Three months ended August 31, 1997 and for the period from June 19, 1985 (inception) to August 31, 1997


---------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Preferred stock
                                                                                                      -----------------------
                                                                                                       Number      Aggregate
                                                                                                      of shares      amount
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common shares at $0.002 per share on August 27, 1985                                             -     $    -
Issuance of Series A convertible preferred shares at $4.00 per share on
 August 27, 1985 (net of costs of issuance of $79,150)                                                       -          -
Net loss                                                                                                     -          -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1986                                                                                      -          -
Net loss                                                                                                     -          -
Deferred compensation relating to grant of stock options                                                     -          -
Amortization of deferred compensation                                                                        -          -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1987                                                                                      -          -
Issuance of Series B convertible preferred shares at $35.68 per share on
 August 14, 1987 (net of costs of issuance of $75,450)                                                       -          -
Net loss                                                                                                     -          -
Amortization of deferred compensation                                                                        -          -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1988                                                                                      -          -
Issuance of common shares at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)         -          -
Conversion of Series A convertible preferred shares to common shares on June 7, 1988                         -          -
Conversion of Series B convertible preferred shares to common shares on June 7, 1988                         -          -
Exercise of stock options at $2.00 per share                                                                 -          -
Issuance of common shares at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)         -          -
Issuance of common shares at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)        -          -
Sale of options at $28.29 per share to purchase common shares at $.20 per share on
 March 30, 1989 (net of costs of issuance of $4,162)                                                         -          -
Net loss                                                                                                     -          -
Deferred compensation relating to grant of stock options                                                     -          -
Amortization of deferred compensation                                                                        -          -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1989                                                                                      -          -
Net loss                                                                                                     -          -
Deferred compensation relating to grant of stock options                                                     -          -
Amortization of deferred compensation                                                                        -          -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1990                                                                                      -          -
Net loss                                                                                                     -          -
Amortization of deferred compensation                                                                        -          -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1991                                                                                      -          -
Exercise of stock warrants at $5.60 per share                                                                -          -
Net loss                                                                                                     -          -
Amortization of deferred compensation                                                                        -          -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                                                                                      -          -
Exercise of stock warrants at $7.14 per share                                                                -          -
Issuance of common shares at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)        -          -
Net loss                                                                                                     -          -
Amortization of deferred compensation                                                                        -          -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                                                                                      -      $   -
---------------------------------------------------------------------------------------------------------------------------------

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit)

Three months ended August 31, 1997 and for the period from June 19, 1985 (inception) to August 31, 1997


-----------------------------------------------------------------------------------------------------------------------------------
                           Series A convertible     Series B convertible                       Deficit                      Total
  Common stock                preferred stock         preferred stock                        accumulated                   share-
 ------------------------  ---------------------   -----------------------    Additional      during the      Deferred    holders'
    Number     Aggregate    Number     Aggregate    Number       Aggregate     paid-in       development       compen-      equity
  of shares     amount     of shares    amount    of shares        amount      capital          stage          sation     (deficit)
-----------------------------------------------------------------------------------------------------------------------------------
   3,500,000   $35,000            -    $      -           -    $      -         (28,000)             -              -         7,000

           -         -      250,000     250,000           -           -         670,850              -              -       920,850
           -         -            -           -           -           -               -       (607,688)             -      (607,688)
-----------------------------------------------------------------------------------------------------------------------------------
   3,500,000    35,000      250,000     250,000           -           -         642,850       (607,688)             -       320,162
           -         -            -           -           -           -               -     (2,429,953)             -    (2,429,953)
           -         -            -           -           -           -       2,340,000              -     (2,340,000)            -
           -         -            -           -           -           -               -              -        720,000       720,000
-----------------------------------------------------------------------------------------------------------------------------------
   3,500,000    35,000      250,000     250,000           -           -       2,982,850     (3,037,641)    (1,620,000)   (1,389,791)

           -         -            -           -     200,633     200,633       6,882,502              -              -     7,083,135
           -         -            -           -           -           -               -     (3,057,254)             -    (3,057,254)
           -         -            -           -           -           -               -              -        566,136       566,136
-----------------------------------------------------------------------------------------------------------------------------------
   3,500,000    35,000      250,000     250,000     200,633     200,633       9,865,352     (6,094,895)    (1,053,864)    3,202,226
     413,020     4,130            -           -           -           -       9,749,870              -              -     9,754,000
   1,250,000    12,500     (250,000)   (250,000)          -           -         237,500              -              -             -
   1,003,165    10,032            -           -    (200,633)   (200,633)        190,601              -              -             -
      47,115       471            -           -           -           -          93,759              -              -        94,230
     175,525     1,755            -           -           -           -       4,976,855              -              -     4,978,610
      87,760       878            -           -           -           -       2,488,356              -              -     2,489,234

           -         -            -           -           -           -       7,443,118              -              -     7,443,118
           -         -            -           -           -           -               -       (791,206)             -      (791,206)
           -         -            -           -           -           -         683,040              -       (683,040)            -
           -         -            -           -           -           -               -              -        800,729       800,729
-----------------------------------------------------------------------------------------------------------------------------------
   6,476,585    64,766            -           -           -           -      35,728,451     (6,886,101)      (936,175)   27,970,941
           -         -            -           -           -           -               -     (3,490,394)             -    (3,490,394)
           -         -            -           -           -           -         699,163              -       (699,163)            -
           -         -            -           -           -           -               -              -        546,278       546,278
-----------------------------------------------------------------------------------------------------------------------------------
   6,476,585    64,766            -           -           -           -      36,427,614    (10,376,495)    (1,089,060)   25,026,825
           -         -            -           -           -           -               -     (5,579,872)             -    (5,579,872)
           -         -            -           -           -           -               -              -        435,296       435,296
-----------------------------------------------------------------------------------------------------------------------------------
   6,476,585    64,766            -           -           -           -      36,427,614    (15,956,367)      (653,764)   19,882,249
      90,000       900            -           -           -           -         503,100              -              -       504,000
           -         -            -           -           -           -               -     (7,006,495)             -    (7,006,495)
           -         -            -           -           -           -               -              -        254,025       254,025
-----------------------------------------------------------------------------------------------------------------------------------
   6,566,585    65,666            -           -           -           -      36,930,714    (22,962,862)      (399,739)   13,633,779
      15,000       150            -           -           -           -         106,890              -              -       107,040
     374,370     3,744            -           -           -           -       5,663,710              -              -     5,667,454
           -         -            -           -           -           -               -     (8,066,609)             -    (8,066,609)
           -         -            -           -           -           -               -              -        254,025       254,025
-----------------------------------------------------------------------------------------------------------------------------------
   6,955,955 $  69,560            -    $      -           -    $      -      42,701,314    (31,029,471)      (145,714)   11,595,689
-----------------------------------------------------------------------------------------------------------------------------------

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit), Continued


=================================================================================================================================

                                                                                                              Preferred stock
                                                                                                         ------------------------
                                                                                                           Number       Aggregate
                                                                                                         of shares       amount
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                       --       $    --
Issuance of common shares at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)          --            --
Cancellation of stock options                                                                                  --            --
Amortization of deferred compensation                                                                          --            --
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1994                                                                                        --            --
Net loss                                                                                                       --            --
Issuance of common shares at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)              --            --
Exercise of stock options at $7.14 per share                                                                   --            --
Exercise of stock options at $2.00 per share                                                                   --            --
Cancellation of stock options                                                                                  --            --
Amortization of deferred compensation                                                                          --            --
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1995                                                                                        --            --
Net loss                                                                                                       --            --
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)           --            --
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)         --            --
Exercise of stock options at $2.00 per share                                                                   --            --
Exercise of stock options at $6.38 per share                                                                   --            --
Exercise of stock options at $7.14 per share                                                                   --            --
Cancellation of stock options                                                                                  --            --
Amortization of deferred compensation                                                                          --            --
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1996                                                                                        --            --
Net loss                                                                                                       --            --
Exercise of stock options at $0.20 per share                                                                   --            --
Exercise of stock options at $2.00 per share                                                                   --            --
Exercise of stock options at $7.14 per share                                                                   --            --
Amortization of deferred compensation                                                                          --            --
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1997                                                                                        --            --
Net loss (unaudited)                                                                                           --            --
Amortization of deferred compensation (unaudited)                                                              --            --
---------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1997 (unaudited)                                                                         --       $    --
=================================================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit), Continued





==================================================================================================================================
                           Series A convertible     Series B convertible                   Deficit                      Total
       Common stock           preferred stock          preferred stock                   accumulated                    share-
---------------------   ------------------------  ----------------------   Additional     during the     Deferred       holders'
  Number    Aggregate     Number      Aggregate   Number     Aggregate      paid-in      development     compen-        equity
 of shares   amount      of shares      amount   of shares     amount       capital         stage         sation       (deficit)
---------------------------------------------------------------------------------------------------------------------------------
        --  $      --          --     $     --      --       $   --                --    (7,363,810)          --       (7,363,810)
 2,500,000     25,000          --           --      --           --        14,163,851            --           --       14,188,851
        --         --          --           --      --           --           (85,400)           --       85,400               --
        --         --          --           --      --           --                --            --          267              267
---------------------------------------------------------------------------------------------------------------------------------
 9,455,955     94,560          --           --      --           --        56,779,765   (38,393,281)     (60,047)      18,420,997
        --         --          --           --      --           --                --    (7,439,013)          --       (7,439,013)
   375,000      3,750          --           --      --           --         2,261,250            --           --        2,265,000
    10,000        100          --           --      --           --            71,300            --           --           71,400
   187,570      1,875          --           --      --           --           373,264            --           --          375,139
        --         --          --           --      --           --          (106,750)           --      106,750               --
        --         --          --           --      --           --                --            --      (67,892)         (67,892)
---------------------------------------------------------------------------------------------------------------------------------
10,028,525    100,285          --           --      --           --        59,378,829   (45,832,294)     (21,189)      13,625,631
        --         --          --           --      --           --                --    (4,778,875)          --       (4,778,875)
 2,925,000     29,250          --           --      --           --        48,324,374            --           --       48,353,624
   438,750      4,388          --           --      --           --         7,360,187            --           --        7,364,575
   182,380      1,824          --           --      --           --           362,937            --           --          364,761
     1,500         15          --           --      --           --             9,555            --           --            9,570
    10,000        100          --           --      --           --            71,300            --           --           71,400
        --         --          --           --      --           --           (80,062)           --       80,062               --
        --         --          --           --      --           --                --            --      (62,726)         (62,726)
---------------------------------------------------------------------------------------------------------------------------------
13,586,155    135,862          --           --      --           --       115,427,120   (50,611,169)      (3,853)      64,947,960
        --         --          --           --      --           --                --    (4,245,693)          --       (4,245,693)
   263,285      2,633          --           --      --           --            50,025            --           --           52,658
   232,935      2,329          --           --      --           --           463,540            --           --          465,869
    10,000        100          --           --      --           --            71,300            --           --           71,400
        --         --          --           --      --           --                --            --        2,569            2,569
---------------------------------------------------------------------------------------------------------------------------------
14,092,375    140,924          --           --      --           --       116,011,985   (54,856,862)      (1,284)      61,294,763
        --         --          --           --      --           --                --    (1,329,794)          --       (1,329,794)
        --         --          --           --      --           --                --            --          642              642
---------------------------------------------------------------------------------------------------------------------------------
14,092,375  $ 140,924          --     $     --      --       $   --       116,011,985   (56,186,656)        (642)      59,965,611
=================================================================================================================================

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Cash Flows

Three months ended August 31, 1997 and 1996 and for the period from June 19, 1985 (inception) through August 31, 1997


------------------------------------------------------------------------------------------------------------
                                                                                              Cumulative
                                                                Three months ended              from
                                                                     August 31,              June 19, 1985
                                                        ------------------------------          through
                                                             1997              1996          August 31, 1997
------------------------------------------------------------------------------------------------------------
                                                          (unaudited)       (unaudited)       (unaudited)
Cash flows from operating activities:
 Net loss                                                  $  (1,329,794)     (970,280)       (56,186,656)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                114,752       121,252         12,981,875
    Amortization of deferred compensation                            642           643          3,449,349
    Loss on sale of equipment                                          -                           66,359
    Changes in assets and liabilities:
      Prepaid expenses                                            68,356        75,783           (266,519)
      Other current assets                                      (242,891)       45,437         (2,547,668)
      Other assets                                                 4,166        12,499            (43,158)
      Accounts payable                                          (196,293)     (446,725)           460,523
      Accrued expenses                                            15,810       (45,498)           137,369
      Accrued compensation and benefits                           18,442           701            194,242
      Other liabilities                                           (4,126)       (2,682)            89,697
---------------------------------------------------------------------------------------------------------

Net cash used in operating activities                         (1,550,936)   (1,208,870)       (41,664,587)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of plant, equipment, and
    capitalized engineering costs                               (148,968)      (62,704)       (12,520,422)
  Proceeds from matured marketable securities                 10,049,200    27,049,200        245,791,581
  Proceeds from sale of marketable securities                          -             -          7,141,656
  Purchase of marketable securities                          (21,918,561)  (27,290,834)      (303,729,503)
  Proceeds from sale of equipment                                      -             -             76,587
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) in investing activities       (12,018,329)     (304,338)       (63,240,101)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                               -       303,867        102,327,828
  Payment of common stock issuance costs                               -             -         (5,072,012)
  Proceeds from issuance of preferred stock                            -             -          6,644,953
  Proceeds from sale of stock options to
    purchase common shares                                             -             -          7,443,118
  Proceeds from issuance of notes payable                              -             -          1,500,000
  Repayment of notes payable                                           -             -           (140,968)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              -       303,867        112,702,919
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                              (13,569,265)   (1,209,341)         7,798,231

Cash at beginning of period                                   21,367,496    11,688,744                  -
---------------------------------------------------------------------------------------------------------
Cash at end of period                                      $   7,798,231    10,479,403          7,798,231
---------------------------------------------------------------------------------------------------------

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

August 31, 1997


(1) BASIS OF PRESENTATION

    The interim financial statements as of August 31, 1997 and 1996, in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the year ending May 31, 1998. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 1997.


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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Since its incorporation in 1985, Northfield Laboratories Inc. ("Northfield" or the "Company") has devoted substantially all of its efforts and resources to the research, development and clinical testing of its potential product, PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception to August 31, 1997, Northfield incurred operating losses totaling $56,186,656.

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

                             RESULTS OF OPERATIONS

For the First Quarter Ended August 31, 1997 and 1996.

        The Company reported no revenues for either of the three-month periods ended August 31, 1997 or 1996. From its inception through August 31, 1997, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

        Operating expenses for the Company's first fiscal quarter ended August 31, 1997 totaled $2,168,000, an increase of $369,000 from the $1,799,000 reported in the first quarter of fiscal 1997. Measured on a percentage basis, total expenses in the first quarter of fiscal 1998 increased by 20.5%.

        Research and development expenses for the first quarter of fiscal 1998 totaled $1,586,000, an increase of $326,000, or 25.9%, from the $1,260,000 reported in the first
quarter of fiscal 1997. All of the increase in research and development expenses resulted from increases associated with clinical trials. Increased start up costs for the Phase III trials were incurred for study initiation fees, site recruitment and qualification, training for the contract research organization and in finalizing case report forms. Phase II clinical trials remain open and are on-going, enrolling high volume trauma patients. Higher expense was also incurred in increasing pilot manufacturing to provide PolyHeme for the Company's expanded clinical trials. The Company anticipates that research and development expenses will increase over the next several quarters. Additional costs are being planned for expanded multi-center clinical trials, third-party clinical monitoring and third-party product testing.

        General and administrative expenses in the first quarter of fiscal 1998 totaled $582,000 compared to expenses of $539,000 in the first quarter of 1997, representing an increase of $43,000, or 8.1%. During the quarter, Northfield made a concerted effort to make itself more visible to the investing and scientific communities. This effort resulted in higher public relations and travel expenses compared to the prior fiscal year. The Company is planning to continue this effort over the balance of the fiscal year. The Company anticipates that general and administrative expenses will exceed fiscal 1997 levels as a result of business development efforts and with the ongoing costs of serving an expanding shareholder base.

INTEREST INCOME

        Interest income in the first quarter of fiscal 1998 equaled $838,000, or a $9,000 increase from the $829,000 in interest income reported in the first quarter of fiscal 1997. Higher interest rates in fiscal 1998 more than offset lower available investment balances and allowed a small quarter over quarter gain. The level of interest income to be earned over the balance of fiscal 1998 will be dependent primarily on the rate of investment spending Northfield makes to prepare for commercialization of its PolyHeme product.

NET LOSS

        The net loss for the first quarter ended August 31, 1997 was $1,330,000, or $.09 per share, compared to a net loss of $970,000, or $.07 per share, for the first quarter ended August 31, 1996. The increase in the loss per share is the result of the increase in the dollar loss mitigated by having additional shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception through August 31, 1997, the Company has expended cash in operating activities and for the purchase of plant, equipment and engineering services in the amount of $54,185,000. For the three-month periods ended August 31, 1997 and 1996, these cash expenditures totaled $1,700,000 and $1,272,000, respectively. The first quarter fiscal 1998 net cash outlay of $1,700,000 was comparatively high and reflected the stepped up level of clinical and business development effort currently underway.

        The Company has financed its research and development and other activities to date through the sale of public and private securities and, to a more limited extent, through the license of product rights. As of August 31, 1997, the Company had cash and marketable securities totaling $58,594,000.

        The Company believes existing capital resources will be adequate to satisfy its operating capital requirements for approximately the next 18-24 months. Thereafter, the Company may require substantial additional funds to test and seek regulatory approval for PolyHeme and to build a commercial capability. The capital required to construct a commercial scale manufacturing facility is estimated to cost $40-$45 million.

        The Company may use existing resources to finance a commercial manufacturing facility or it may enter into collaborative arrangements with strategic partners which could provide the Company with additional funding or absorb expenses otherwise payable by the Company. The Company has engaged in discussions with a number of potential strategic partners, though these discussions are at preliminary stages and there can be no assurance that any such arrangement will be consummated.

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

            EXHIBIT 27 - Financial Data Schedule

        (b) None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 1997.

                         NORTHFIELD  LABORATORIES  INC.



                                        By:
                                                 _________________________
                                                 Richard E. DeWoskin
                                                 Chairman of the Board and Chief
                                                 Executive Officer


                                        By:
                                                  _________________________
                                                  Jack J. Kogut
                                                  Vice President - Finance,
                                                  Secretary and Treasurer
                                                  (principal financial officer
                                                  and principal accounting
                                                  officer)