Form 10-Q
period 1997-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 1998-01-14
CIK 920947

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED NOVEMBER 30, 1997
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

  AS OF NOVEMBER 30, 1997, REGISTRANT HAD 14,092,375 SHARES OF COMMON STOCK
                                 OUTSTANDING.


=============================================================

                     NORTHFIELD LABORATORIES INC.
                     (a company in the development stage)

                     Financial Statements

                     November 30, 1997

                     (See accompanying review report of
                     KPMG Peat Marwick LLP)

                     INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 1997, the related statements of operations for the three months ended November 30, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for the six months ended November 30, 1997 and 1996, and for the period from June 19, 1985 (inception) through November 30, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Northfield Laboratories Inc. as of May 31, 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 1997 (not presented herein); and in our report dated July 3, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 1997 and in the accompanying statement of shareholders' (deficit) is fairly stated, in all material respects, in relation to the statements from which it has been derived.


                                    /s/ KPMG PEAT MARWICK LLP


December 22, 1997

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Balance Sheets

November 30, 1997 (unaudited) and May 31, 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       November 30,     May 31,
                                             ASSETS                                                        1997          1997
------------------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                              $    10,175,279    21,367,496
  Short-term marketable securities                                                                       45,656,875    38,926,904
  Prepaid expenses                                                                                          221,647       334,875
  Other current assets                                                                                      241,793       417,693
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                     56,295,594    61,046,968

Property, plant and equipment, net                                                                        3,155,676     1,263,361
Other assets                                                                                                 27,758        32,432
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $    59,479,028    62,342,761
------------------------------------------------------------------------------------------------------------------------------------
                              LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                                          448,528       656,816
  Accrued expenses                                                                                          101,759       121,559
  Accrued compensation and benefits                                                                         264,168       175,800
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                   814,455       954,175
------------------------------------------------------------------------------------------------------------------------------------
Other liabilities                                                                                            91,760        93,823
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                           906,215     1,047,998
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
    none issued and outstanding                                                                                   -             -
  Common stock, $.01 par value.  Authorized 20,000,000 shares;
    issued and outstanding 14,092,375 shares at
    November 30, 1997 and May 31, 1997                                                                      140,924       140,924
  Additional paid-in capital                                                                            116,011,985   116,011,985
  Deficit accumulated during the development stage                                                      (57,580,096)  (54,856,862)
  Deferred compensation                                                                                           -       (1,284)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                               58,572,813    61,294,763
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $    59,479,028    62,342,761
------------------------------------------------------------------------------------------------------------------------------------

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Operations

Three and six months ended November 30, 1997 and 1996 and for the period from June 19, 1985 (inception) through November 30, 1997

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Cumulative
                                                                Three months                    Six months             from
                                                             ended November 30,             ended November 30,     June 19, 1985
                                                       --------------------------------------------------------       through
                                                           1997           1996              1997         1996      Nov. 30, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                                       (unaudited)     (unaudited)      (unaudited)   (unaudited)   (unaudited)
Revenues - license income                            $         -                 -             -              -       3,000,000
Costs and expenses:
 Research and development                              1,565,291         1,419,212      3,151,025      2,679,167     48,762,790
 General and administrative                              622,031           541,280      1,204,496      1,080,145     25,765,405
---------------------------------------------------------------------------------------------------------------------------------
                                                       2,187,322         1,960,492      4,355,521      3,759,312     74,528,195
---------------------------------------------------------------------------------------------------------------------------------
Other income and expense:
 Interest income                                         793,882           821,387      1,632,287      1,649,927     14,031,333
 Interest expense                                              -                 -              -              -         83,234
---------------------------------------------------------------------------------------------------------------------------------
                                                         793,882           821,387      1,632,287      1,649,927     13,948,099
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                             $(1,393,440)       (1,139,105)    (2,723,234)    (2,109,385)   (57,580,096)
=================================================================================================================================
Net loss per share                                   $     (0.10)            (0.08)         (0.19)         (0.15)         (7.28)
=================================================================================================================================
Shares used in calculation of per share data          14,092,375        13,984,825     14,092,375     13,893,491      7,911,293
=================================================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit)

Six months ended November 30, 1997 and for the period from June 19, 1985 (inception to November 30, 1997)



------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Preferred stock
                                                                                                      --------------------
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




                                                        (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit)

Six months ended November 30, 1997 and for the period from June 19, 1985 (inception to November 30, 1997)

-----------------------------------------------------------------------------------------------------------------------------------
                                Series A convertible       Series B convertible                  Deficit                  Total
       Common stock                preferred stock           preferred stock                   accumulated                share-
--------------------------  -------------------------    -----------------------   Additional   during the    Deferred   holders'
 Number          Aggregate   Number         Aggregate     Number      Aggregate     paid-in    development     compen-    equity
of shares         amount    of shares        amount      of shares     amount       capital       stage        sation    (deficit)
-----------------------------------------------------------------------------------------------------------------------------------
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
-----------------------------------------------------------------------------------------------------------------------------------

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit), Continued

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Preferred stock
                                                                                                       -----------------------------
                                                                                                         Number           Aggregate
                                                                                                        of shares          amount
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                        -      $          -
Issuance of common shares at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)           -                 -
Cancellation of stock options                                                                                   -                 -
Amortization of deferred compensation                                                                           -                 -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1994                                                                                         -                 -
Net loss                                                                                                        -                 -
Issuance of common shares at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)               -                 -
Exercise of stock options at $7.14 per share                                                                    -                 -
Exercise of stock options at $2.00 per share                                                                    -                 -
Cancellation of stock options                                                                                   -                 -
Amortization of deferred compensation                                                                           -                 -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1995                                                                                         -                 -
Net loss                                                                                                        -                 -
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)            -                 -
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)          -                 -
Exercise of stock options at $2.00 per share                                                                    -                 -
Exercise of stock options at $6.38 per share                                                                    -                 -
Exercise of stock options at $7.14 per share                                                                    -                 -
Cancellation of stock options                                                                                   -                 -
Amortization of deferred compensation                                                                           -                 -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1996                                                                                         -                 -
Net loss                                                                                                        -                 -
Exercise of stock options at $0.20 per share                                                                    -                 -
Exercise of stock options at $2.00 per share                                                                    -                 -
Exercise of stock options at $7.14 per share                                                                    -                 -
Amortization of deferred compensation                                                                           -                 -
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1997                                                                                         -                 -
Net loss (unaudited)                                                                                            -                 -
Amortization of deferred compensation (unaudited)                                                               -                 -
------------------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1997 (unaudited)                                                                        -      $          -
------------------------------------------------------------------------------------------------------------------------------------

See accompanying independent auditors' review report.






                                                                (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statement of Shareholders' Equity (Deficit), Continued


                                     Series A convertible   Series B convertible                  Deficit                 Total
         Common stock                  preferred stock        preferred stock                   accumulated               share-
------------------------------    -----------------------   ---------------------   Additional   during the   Deferred   holders'
   Number            Aggregate      Number      Aggregate   Number      Aggregate    paid-in    development   compen-     equity
 of shares            amount      of shares      amount    of shares     amount      capital       stage       sation    (deficit)
----------------------------------------------------------------------------------------------------------------------------------
           -       $        -         -        $     -          -      $     -             -    (7,363,810)        -   (7,363,810)
   2,500,000           25,000         -              -          -            -    14,163,851             -         -   14,188,851
           -                -         -              -          -            -       (85,400)            -    85,400            -
           -                -         -              -          -            -             -             -       267          267
----------------------------------------------------------------------------------------------------------------------------------
   9,455,955           94,560         -              -          -            -    56,779,765   (38,393,281)  (60,047)  18,420,997
           -                -         -              -          -            -             -    (7,439,013)        -   (7,439,013)
     375,000            3,750         -              -          -            -     2,261,250             -         -    2,265,000
      10,000              100         -              -          -            -        71,300             -         -       71,400
     187,570            1,875         -              -          -            -       373,264             -         -      375,139
           -                -         -              -          -            -      (106,750)            -   106,750            -
           -                -         -              -          -            -             -             -   (67,892)     (67,892)
----------------------------------------------------------------------------------------------------------------------------------
  10,028,525          100,285         -              -          -            -    59,378,829   (45,832,294)  (21,189)  13,625,631
           -                -         -              -          -            -             -    (4,778,875)        -   (4,778,875)
   2,925,000           29,250         -              -          -            -    48,324,374             -         -   48,353,624
     438,750            4,388         -              -          -            -     7,360,187             -         -    7,364,575
     182,380            1,824         -              -          -            -       362,937             -         -      364,761
       1,500               15         -              -          -            -         9,555             -         -        9,570
      10,000              100         -              -          -            -        71,300             -         -       71,400
           -                -         -              -          -            -       (80,062)            -    80,062            -
           -                -         -              -          -            -             -             -   (62,726)     (62,726)
----------------------------------------------------------------------------------------------------------------------------------
  13,586,155          135,862         -              -          -            -   115,427,120   (50,611,169)   (3,853)  64,947,960
           -                -         -              -          -            -             -    (4,245,693)        -   (4,245,693)
     263,285            2,633         -              -          -            -        50,025             -         -       52,658
     232,935            2,329         -              -          -            -       463,540             -         -      465,869
      10,000              100         -              -          -            -        71,300             -         -       71,400
           -                -         -              -          -            -             -             -     2,569        2,569
----------------------------------------------------------------------------------------------------------------------------------
  14,092,375          140,924         -              -          -            -   116,011,985   (54,856,862)   (1,284)  61,294,763
           -                -         -              -          -            -             -    (2,723,234)        -   (2,723,234)
           -                -         -              -          -            -             -             -     1,284        1,284
----------------------------------------------------------------------------------------------------------------------------------
  14,092,375       $  140,924         -        $     -          -     $      -   116,011,985   (57,580,096)         -   58,572,813
----------------------------------------------------------------------------------------------------------------------------------



                                                        (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Cash Flows

Six months ended November 30, 1997 and 1996 and for the period from June 19, 1985 (inception) through November 30, 1997

================================================================================================

                                                                                   Cumulative
                                                                                      from
                                                  Six months ended November 30,   June 19, 1985
                                                  -----------------------------      through
                                                       1997             1996       Nov. 30, 1997
------------------------------------------------------------------------------------------------
                                                   (unaudited)       (unaudited)    (unaudited)
Cash flows from operating activities:
  Net loss                                         $ (2,723,234)     (2,109,385)   (57,580,096)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                     200,505         242,505     13,067,628
      Amortization of deferred compensation               1,284           1,286      3,449,991
      Loss on sale of equipment                            -               -            66,359
      Changes in assets and liabilities:
        Prepaid expenses                                113,228         147,618       (221,647)
        Other current assets                            120,899          (1,342)    (2,183,878)
        Other assets                                      4,168          24,999        (43,156)
        Accounts payable                               (208,288)       (519,224)       448,528
        Accrued expenses                                (19,800)        (60,813)       101,759
        Accrued compensation and benefits                88,368          13,319        264,168
        Other liabilities                                (2,063)         (8,251)        91,760
------------------------------------------------------------------------------------------------
Net cash used in operating activities                (2,424,933)     (2,269,288)   (42,538,584)
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property, plant, equipment, and
    capitalized engineering costs                    (2,037,313)       (189,796)   (14,408,767)
  Proceeds from matured marketable securities        25,039,199      28,049,200    260,781,580
  Proceeds from sale of marketable securities              -               -         7,141,656
  Purchase of marketable securities                 (31,769,170)    (27,018,996)  (313,580,112)
  Proceeds from sale of equipment                          -               -            76,587
------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities  (8,767,284)        840,408    (59,989,056)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   -            343,867    102,327,828
  Payment of common stock issuance costs                   -               -        (5,072,012)
  Proceeds from issuance of preferred stock                -               -         6,644,953
  Proceeds from sale of stock options to
    purchase common shares                                 -               -         7,443,118
  Proceeds from issuance of notes payable                  -               -         1,500,000
  Repayment of notes payable                               -               -          (140,968)
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                  -            343,867    112,702,919
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                     (11,192,217)     (1,085,013)    10,175,279

Cash at beginning of period                          21,367,496      11,688,744           -
------------------------------------------------------------------------------------------------
Cash at end of period                              $ 10,175,279      10,603,731     10,175,279
================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

November 30, 1997

===============================================================================


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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Since its incorporation in 1985, Northfield Laboratories Inc. ("Northfield" or the "Company") has devoted substantially all of its efforts and resources to the research, development and clinical testing of its potential product, PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception through November 30, 1997, Northfield incurred operating losses totaling $57,580,000.

  The Company's success will depend on several factors including its ability to obtain Food & Drug Administration regulatory approval of PolyHeme and the Company's manufacturing facilities, its ability to obtain sufficient quantities of blood to commercially manufacture PolyHeme, its ability to manufacture and distribute PolyHeme in a cost-effective manner, and enforce its patent positions. The Company has experienced significant delays in the development and clinical testing of PolyHeme. There can be no assurance that the Company will be able to achieve these goals or that it will be able to realize product revenues or profitability on a sustained basis or at all.

  The Company anticipates that research and development expenses will increase during the foreseeable future. These expected increases are attributable to conducting future clinical trials, monitoring and reporting the results of such trials and continuing process development associated with increases in the Company's manufacturing capacity to permit commercial scale production of PolyHeme. The Company expects that general and administrative expenses will increase over the foreseeable future due to increased expenses relating to the expansion of the Company's organization in support of commercial operations.

                             RESULTS OF OPERATIONS

For the Second Quarter Ended November 30, 1997 and 1996.

  The Company reported no revenues for either of the three-month periods ended November 30, 1997 or 1996. From its inception through November 30, 1997, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

  Operating expenses for the Company's second fiscal quarter ended November 30, 1997 totaled $2,187,000, an increase of $227,000 from the $1,960,000 reported in the second quarter of fiscal 1997. Measured on a percentage basis, total expenses in the second quarter of fiscal 1998 increased by 11.6%.

  Research and development expenses for the second quarter of fiscal 1998 totaled $1,565,000, an increase of $146,000, or 10.3%, from the $1,419,000 reported in the second quarter of fiscal 1997. The quarter over quarter increase in research and development expenses resulted from expanded efforts in clinical trials and preparatory efforts for commercial manufacturing.

  For the six-month period ended November 30, 1997, research and development expenses totaled $3,151,000, representing an increase of $472,000, or 17.6%, from the six-month period ended November 30, 1996. Substantially all of the fiscal year to date increase over the comparable prior year period comes from increased expenses related to the Phase III clinical trials. Increased spending was also recorded for preparatory and analysis work for the commercial manufacturing facility.

  The Company anticipates that research and development expenses will increase over the next several quarters. Additional costs are being planned for expanded multi-center clinical trials, third-party clinical monitoring and third-party product testing.

  General and administrative expenses in the second quarter of fiscal 1998 totaled $622,000 compared to expenses of $541,000 in the second quarter of 1997, representing an increase of $81,000, or 15.0%. During the quarter increased expenses were incurred for professional services related to legal counsel on multiple contract and patent issues and public relations for enhanced shareholder information. Travel expenditures have also increased due to business development efforts. The Company anticipates that general and administrative expenses will continue to increase over the remainder of the fiscal year.

  General and administrative expenses for the six-month period ended
November 30, 1997 totaled $1,205,000 which is a $125,000 increase, or 11.6%, from the $1,080,000 in the comparable prior year period. The increases are principally reported in travel and professional services. Travel has increased due to business development efforts and professional services have increased in the areas of legal and public relations.

INTEREST INCOME

  Interest income in the second quarter of fiscal 1998 equaled $794,000, or a $27,000 decrease from the $821,000 in interest income reported in the second quarter of fiscal 1997. Higher interest rates in fiscal 1998 somewhat offset lower available investment balances and caused a quarter over quarter decrease in interest income.

  Interest income for the six-month period ended November 30, 1997 totaled $1,632,000 or a $18,000 decrease from the comparable prior year period. Slightly higher interest rates offset declining available investment balances combined for the slight year over year decline in interest income.

  Interest income is forecast to decline over the remainder of the fiscal year as the cost of expanded clinical trials and investments in a commercial facility will significantly lower available investment balances.

NET LOSS

  The net loss for the second quarter ended November 30, 1997 was $1,393,000, or $.10 per share, compared to a net loss of $1,139,000, or $.08 per share, for the second quarter ended November 30, 1996. The increase in the net loss per share is the result of the increase in the dollar net loss mitigated by an increase in shares outstanding.

  For the six-month period ended November 30, 1997, Northfield reported a net loss of $2,723,000, or $.19 per share, compared to the comparable prior year period results of a net loss of $2,109,000, or $.15 per share. Higher research and administrative expenses, partially offset by a greater number of shares outstanding in fiscal 1998, caused the reported net loss and per share net loss to increase.

LIQUIDITY AND CAPITAL RESOURCES

  From its inception through November 30, 1997, the Company has expended cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $56,947,000. For the three-month and six-month periods ended November 30, 1997, these cash expenditures totaled $2,762,000 and $4,462,000, respectively. The second quarter fiscal 1998 net cash outlay was high, compared to the first quarter expenditure of $1,700,000, due primarily to land acquisition costs related to the Company's planned commercial-scale manufacturing facility.

  The Company has financed its research and development and other activities to date through the sale of public and private securities and, to a more limited extent, through the license of product rights. As of November 30, 1997, the Company had cash and marketable securities totaling $55,832,000.

  The Company believes existing capital resources will be adequate to satisfy its operating capital requirements for approximately the next 18-24 months. Thereafter, the Company may require substantial additional funds to test and seek regulatory approval for PolyHeme and to build a commercial capability. The capital required to construct a commercial scale manufacturing facility is estimated to be $40-$45 million.

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

  The Company's capital requirements may vary materially from those now anticipated because of the results of the clinical testing of PolyHeme, the establishment of relationships with strategic partners, changes in the scale, timing or cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA regulatory process, changes in the Company's marketing and distribution strategy, and other factors.

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K



        (a) EXHIBIT 10.5.1 - 1996 Stock Option Plan

            EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

            EXHIBIT 27 - Financial Data Schedule

        (b) None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 1998.

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