Form 10-Q
period 1998-02-28
NORTHFIELD LABORATORIES INC /DE/
filed 1998-04-10
CIK 920947

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED FEBRUARY 28, 1998
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

  AS OF FEBRUARY 28, 1998, REGISTRANT HAD 14,092,375 SHARES OF COMMON STOCK
                                 OUTSTANDING.


=============================================================

                     NORTHFIELD LABORATORIES INC.
                     (a company in the development stage)

                     Financial Statements

                     February 28, 1998

                     (See accompanying review report of
                     KPMG Peat Marwick LLP)

                     INDEPENDENT AUDITORS' REVIEW REPORT


  The Board of Directors
  Northfield Laboratories Inc.:


  We have reviewed the balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of February 28, 1998, the related statements of operations for the three months ended February 28, 1998 and 1997 and the related statements of operations, shareholders' equity (deficit), and cash flows for the nine months ended February 28, 1998 and 1997, and for the period from June 19, 1985 (inception) through February 28, 1998. These financial statements are the responsibility of the Company's management.

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


  March 20, 1998

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Balance Sheets

February 28, 1998 (unaudited) and May 31, 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                      February 28,       May 31,
                                  ASSETS                                                 1998             1997
-------------------------------------------------------------------------------------------------------------------
Current assets:
 Cash                                                                               $  17,187,955       21,367,496
 Short-term marketable securities                                                      36,888,913       38,926,904
 Prepaid expenses                                                                         158,147          334,875
 Other current assets                                                                     554,330          417,693
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   54,789,345       61,046,968

Property, plant and equipment, net                                                      3,086,917        1,263,361
Other assets                                                                               27,507           32,432
-------------------------------------------------------------------------------------------------------------------
                                                                                    $  57,903,769       62,342,761
===================================================================================================================

           LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                                                         379,765          656,816
 Accrued expenses                                                                         100,218          121,559
 Accrued compensation and benefits                                                        184,987          175,800
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 664,970          954,175

Other liabilities                                                                          94,852           93,823
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         759,822        1,047,998
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
 Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
  none issued and outstanding                                                                -                -
 Common stock, $.01 par value.  Authorized 20,000,000 shares;
  issued and outstanding 14,092,375 shares at February 28, 1998
  and May 31, 1997                                                                        140,924          140,924
 Additional paid-in capital                                                           116,011,985      116,011,985
 Deficit accumulated during the development stage                                     (59,008,962)     (54,856,862)
 Deferred compensation                                                                       -              (1,284)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             57,143,947       61,294,763
-------------------------------------------------------------------------------------------------------------------
                                                                                    $  57,903,769       62,342,761
===================================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Operations

Three and nine months ended February 28, 1998 and 1997 and for the period from June 19, 1985 (inception) through February 28, 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Cumulative
                                                     Three months ended           Nine months ended                    from
                                                        February 28,                 February 28,                  June 19, 1985
                                                 ---------------------------  -----------------------------           through
                                                      1998          1997           1998            1997          February 28,1998
------------------------------------------------------------------------------------------------------------------------------------
                                                  (unaudited)   (unaudited)    (unaudited)     (unaudited)           (unaudited)
Revenues - license income                          $      -             -              -               -                 3,000,000
Costs and expenses:
 Research and development                            1,608,398     1,249,712      4,759,423       3,928,879             50,371,188
 General and administrative                            585,038       576,399      1,789,534       1,656,544             26,350,443
------------------------------------------------------------------------------------------------------------------------------------
                                                     2,193,436     1,826,111      6,548,957       5,585,423             76,721,631
------------------------------------------------------------------------------------------------------------------------------------
Other income and expense:
 Interest income                                       764,570       776,486      2,396,857       2,426,413             14,795,903
 Interest expense                                         -             -              -               -                    83,234
------------------------------------------------------------------------------------------------------------------------------------
                                                       764,570       776,486      2,396,857       2,426,413             14,712,669
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                        $   (1,428,866)   (1,049,625)    (4,152,100)     (3,159,010)           (59,008,962)
------------------------------------------------------------------------------------------------------------------------------------
Net loss per share - basic                      $        (0.10)        (0.07)         (0.29)          (0.23)                 (7.35)
------------------------------------------------------------------------------------------------------------------------------------
Shares used in calculation of per share data-basic  14,092,375    13,995,045     14,092,375      13,926,970              8,033,074
------------------------------------------------------------------------------------------------------------------------------------

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit)

Nine months ended February 28, 1998 and for the period from June 19, 1985 (inception) through February 28, 1998


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Preferred stock
                                                                                                          ------------------------
                                                                                                            Number      Aggregate
                                                                                                          of shares       amount
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common shares at $0.002 per share on August 27, 1985                                              -         $     -
Issuance of Series A convertible preferred shares at $4.00 per share on
 August 27, 1985 (net of costs of issuance of $79,150)                                                        -               -
Net loss                                                                                                      -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1986                                                                                       -               -
Net loss                                                                                                      -               -
Deferred compensation relating to grant of stock options                                                      -               -
Amortization of deferred compensation                                                                         -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1987                                                                                       -               -
Issuance of Series B convertible preferred shares at $35.68 per share on
 August 14, 1987 (net of costs of issuance of $75,450)                                                        -               -
Net loss                                                                                                      -               -
Amortization of deferred compensation                                                                         -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1988                                                                                       -               -
Issuance of common shares at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)          -               -
Conversion of Series A convertible preferred shares to common shares on June 7, 1988                          -               -
Conversion of Series B convertible preferred shares to common shares on June 7, 1988                          -               -
Exercise of stock options at $2.00 per share                                                                  -               -
Issuance of common shares at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)          -               -
Issuance of common shares at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)         -               -
Sale of options at $28.29 per share to purchase common shares at $.20 per share on
 March 30, 1989 (net of costs of issuance of $4,162)                                                          -               -
Net loss                                                                                                      -               -
Deferred compensation relating to grant of stock options                                                      -               -
Amortization of deferred compensation                                                                         -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1989                                                                                       -               -
Net loss                                                                                                      -               -
Deferred compensation relating to grant of stock options                                                      -               -
Amortization of deferred compensation                                                                         -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1990                                                                                       -               -
Net loss                                                                                                      -               -
Amortization of deferred compensation                                                                         -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1991                                                                                       -               -
Exercise of stock warrants at $5.60 per share                                                                 -               -
Net loss                                                                                                      -               -
Amortization of deferred compensation                                                                         -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                                                                                       -               -
Exercise of stock warrants at $7.14 per share                                                                 -               -
Issuance of common shares at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)         -               -
Net loss                                                                                                      -               -
Amortization of deferred compensation                                                                         -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                                                                                       -         $     -
-----------------------------------------------------------------------------------------------------------------------------------

                                                                   (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit)

Nine months ended February 28, 1998 and for the period from June 19, 1985 (inception) through February 28, 1998


------------------------------------------------------------------------------------------------------------------------------------

                                 Series A convertible   Series B convertible                    Deficit                     Total
           Common stock            preferred stock         preferred stock                    accumulated                  share-
------------------------------ ------------------------ ----------------------   Additional    during the     Deferred     holders'
     Number        Aggregate     Number     Aggregate    Number     Aggregate     paid-in      development    compen-      equity
   of shares        amount     of shares      amount    of shares     amount      capital         stage       sation      (deficit)
------------------------------------------------------------------------------------------------------------------------------------
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

------------------------------------------------------------------------------------------------------------------------------------
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
------------------------------------------------------------------------------------------------------------------------------------

                                                                   (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit), Continued

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Preferred stock
                                                                                                              ---------------------
                                                                                                                Number    Aggregate
                                                                                                              of shares    amount
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                          -       $     -
Issuance of common shares at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)             -             -
Cancellation of stock options                                                                                     -             -
Amortization of deferred compensation                                                                             -             -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                                                                                           -             -
Net loss                                                                                                          -             -
Issuance of common shares at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)                 -             -
Exercise of stock options at $7.14 per share                                                                      -             -
Exercise of stock options at $2.00 per share                                                                      -             -
Cancellation of stock options                                                                                     -             -
Amortization of deferred compensation                                                                             -             -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                                                                                           -             -
Net loss                                                                                                          -             -
Issuance of common shares at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)             -             -
Issuance of common shares at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)           -             -
Exercise of stock options at $2.00 per share                                                                      -             -
Exercise of stock options at $6.38 per share                                                                      -             -
Exercise of stock options at $7.14 per share                                                                      -             -
Cancellation of stock options                                                                                     -             -
Amortization of deferred compensation                                                                             -             -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996                                                                                           -             -
Net loss                                                                                                          -             -
Exercise of stock options at $0.20 per share                                                                      -             -
Exercise of stock options at $2.00 per share                                                                      -             -
Exercise of stock options at $7.14 per share                                                                      -             -
Amortization of deferred compensation                                                                             -             -
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1997                                                                                           -             -
Net loss (unaudited)                                                                                              -             -
Amortization of deferred compensation (unaudited)                                                                 -             -
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1998 (unaudited)                                                                          -       $     -
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

                                                                     (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Shareholders' Equity (Deficit), Continued


------------------------------------------------------------------------------------------------------------------------------------

                                 Series A convertible   Series B convertible                    Deficit                    Total
           Common stock            preferred stock         preferred stock                    accumulated                 share-
------------------------------ ------------------------ ----------------------   Additional    during the     Deferred     holders'
     Number        Aggregate     Number     Aggregate    Number     Aggregate     paid-in      development    compen-      equity
   of shares        amount     of shares      amount    of shares     amount      capital         stage       sation      (deficit)
------------------------------------------------------------------------------------------------------------------------------------
       -          $    -          -         $    -          -       $    -           -          (7,363,810)      -       (7,363,810)
   2,500,000        25,000        -              -          -            -       14,163,851          -           -       14,188,851
       -               -          -              -          -            -          (85,400)         -         85,400          -
       -               -          -              -          -            -           -               -            267           267
------------------------------------------------------------------------------------------------------------------------------------
   9,455,955        94,560        -              -          -            -       56,779,765    (38,393,281)   (60,047)   18,420,997
       -               -          -              -          -            -           -          (7,439,013)      -       (7,439,013)
     375,000         3,750        -              -          -            -        2,261,250          -           -        2,265,000
      10,000           100        -              -          -            -           71,300          -           -           71,400
     187,570         1,875        -              -          -            -          373,264          -           -          375,139
       -               -          -              -          -            -         (106,750)         -        106,750          -
       -               -          -              -          -            -           -               -        (67,892)      (67,892)
------------------------------------------------------------------------------------------------------------------------------------
  10,028,525       100,285        -              -          -            -       59,378,829    (45,832,294)   (21,189)   13,625,631
       -               -          -              -          -            -           -          (4,778,875)      -       (4,778,875)
   2,925,000        29,250        -              -          -            -       48,324,374          -           -       48,353,624
     438,750         4,388        -              -          -            -        7,360,187          -           -        7,364,575
     182,380         1,824        -              -          -            -          362,937          -           -          364,761
       1,500            15        -              -          -            -            9,555          -           -            9,570
      10,000           100        -              -          -            -           71,300          -           -           71,400
       -               -          -              -          -            -          (80,062)         -         80,062          -
       -               -          -              -          -            -           -               -        (62,726)      (62,726)
------------------------------------------------------------------------------------------------------------------------------------
  13,586,155       135,862        -              -          -            -      115,427,120    (50,611,169)    (3,853)   64,947,960
       -               -          -              -          -            -           -          (4,245,693)      -       (4,245,693)
     263,285         2,633        -              -          -            -           50,025          -           -           52,658
     232,935         2,329        -              -          -            -          463,540          -           -          465,869
      10,000           100        -              -          -            -           71,300          -           -           71,400
       -               -          -              -          -            -           -               -          2,569         2,569
------------------------------------------------------------------------------------------------------------------------------------
  14,092,375       140,924        -              -          -            -      116,011,985    (54,856,862)    (1,284)   61,294,763
       -               -          -              -          -            -           -          (4,152,100)      -       (4,152,100)
       -               -          -              -          -            -           -               -          1,284         1,284
------------------------------------------------------------------------------------------------------------------------------------
  14,092,375      $140,924        -         $    -          -       $    -      116,011,985    (59,008,962)      -       57,143,947
------------------------------------------------------------------------------------------------------------------------------------

                                                                    (Continued)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Statements of Cash Flows

Nine months ended February 28, 1998 and 1997 and for the period from June 19, 1985 (inception) to February 28, 1998

========================================================================================================================
                                                                                                           Cumulative
                                                                                                              from
                                                                     Nine months ended February 28,       June 19, 1985
                                                                     -------------------------------         through
                                                                           1998            1997           Feb.28, 1998
------------------------------------------------------------------------------------------------------------------------
                                                                       (unaudited)     (unaudited)        (unaudited)
Cash flows from operating activities:
 Net loss                                                                $(4,152,100)     (3,159,010)       (59,008,962)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                             323,258         355,425         13,190,381
   Amortization of deferred compensation                                       1,284           1,927          3,449,991
   Loss on sale of equipment                                                    -               -                66,359
   Changes in assets and liabilities:
    Prepaid expenses                                                         176,728         219,452           (158,147)
    Other current assets                                                    (219,137)        (10,612)        (2,523,914)
    Other assets                                                               4,167          37,500            (43,157)
    Accounts payable                                                        (277,051)       (652,468)           379,765
    Accrued expenses                                                         (21,341)        (78,131)           100,218
    Accrued compensation and benefits                                          9,187           4,210            184,987
    Other liabilities                                                          1,029         (16,708)            94,852
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (4,153,976)     (3,298,415)       (44,267,627)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of property, plant, equipment and
  capitalized engineering costs                                           (2,063,556)       (236,410)       (14,435,010)
 Proceeds from matured marketable securities                              39,039,196      38,099,200        274,781,577
 Proceeds from sale of marketable securities                                    -               -             7,141,656
 Purchase of marketable securities                                       (37,001,205)    (36,220,165)      (318,812,147)
 Proceeds from sale of equipment                                                -               -                76,587
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          (25,565)      1,642,625        (51,247,337)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                         -            343,867        102,327,828
 Payment of common stock issuance costs                                         -               -            (5,072,012)
 Proceeds from issuance of preferred stock                                      -               -             6,644,953
 Proceeds from sale of stock options to
  purchase common shares                                                        -               -             7,443,118
 Proceeds from issuance of notes payable                                        -               -             1,500,000
 Repayment of notes payable                                                     -               -              (140,968)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       -            343,867        112,702,919
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                           (4,179,541)     (1,311,923)        17,187,955
Cash at beginning of period                                               21,367,496      11,688,744               -
------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                    $17,187,955      10,376,821         17,187,955
========================================================================================================================

See accompanying independent auditors' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

Notes to Financial Statements

February 28, 1998

--------------------------------------------------------------------------------

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


(2)  COMPUTATION OF NET LOSS PER SHARE

     In the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share (EPS) and replaced the presentation of primary and fully diluted EPS with basic (Basic) and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because the Company reported a net loss for all periods presented, per share amounts reflect the use of the Basic method only.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Since its incorporation in 1985, Northfield Laboratories Inc. ("Northfield" or the "Company") has devoted substantially all of its efforts and resources to the research, development and clinical testing of its potential product, PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception through February 28, 1998, Northfield incurred operating losses totaling $59,009,000.

     The Company's success will depend on several factors including its ability to obtain Food & Drug Administration regulatory approval of PolyHeme and the Company's manufacturing facilities, its ability to obtain sufficient quantities of blood to commercially manufacture PolyHeme, its ability to manufacture and distribute PolyHeme in a cost-effective manner, and its ability to enforce its patent positions. The Company has experienced significant delays in the development and clinical testing of PolyHeme. There can be no assurance that the Company will be able to achieve these goals or that it will be able to realize product revenues or profitability on a sustained basis or at all.

     The Company anticipates that research and development expenses will increase during the foreseeable future. These expected increases are attributable to conducting future clinical trials, monitoring and reporting the results of such trials and the continuing process development associated with increases in the Company's manufacturing capacity to permit commercial scale production of PolyHeme. The Company expects that general and administrative expenses will increase over the foreseeable future due to increased expenses relating to the expansion of the Company's organization in support of commercial operations.


                            RESULTS OF OPERATIONS


For the Third Quarter Ended February 28, 1998 and 1997.


     The Company reported no revenues for either of the three-month periods ended February 28, 1998 or 1997. From its inception through February 28, 1998, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.


OPERATING EXPENSES


     Operating expenses for the Company's third fiscal quarter ended February 28, 1998 totaled $2,193,000, an increase of $367,000 from the $1,826,000 reported in the third quarter of fiscal 1997. Measured on a percentage basis, total expenses in the third quarter of fiscal 1998 increased by 20.1%.

     Research and development expenses for the third quarter of fiscal 1998 totaled $1,608,000, an increase of $358,000, or 28.6%, from the $1,250,000 reported in the third quarter of fiscal 1997. The quarter over quarter increase in research and development expenses resulted from expanded efforts in clinical trials and preparatory efforts for commercial manufacturing.

     For the nine-month period ended February 28, 1998, research and development expenses totaled $4,759,000, representing an increase of $830,000, or 21.1%, from the nine-month period ended February 28, 1997. Substantially all of the fiscal year to date increase over the comparable prior year period comes from increased expenses related to the Company's Phase III clinical trials. Increased spending was also recorded for preparatory and analysis work for the Company's commercial manufacturing facility.

     The Company anticipates that research and development expenses will increase over the next several quarters. Additional costs are being planned for expanded multi-center clinical trials, third-party clinical monitoring and third-party product testing.

     General and administrative expenses in the third quarter of fiscal 1998 totaled $585,000 compared to expenses of $576,000 in the third quarter of 1997, representing an increase of $9,000, or 1.6%. During the quarter, increased expenses were incurred for professional services related to legal counsel on multiple contract and patent issues, which were offset by decreased expenditures for travel. The Company anticipates that general and administrative expenses will continue to increase over the remainder of the fiscal year.


     General and administrative expenses for the nine-month period ended February 28, 1998 totaled $1,790,000 which is a $133,000 increase, or 8.0%, from the $1,657,000 in the comparable prior year period. The increases are principally reported in travel and professional services. Travel expense has increased due to business development efforts, as has legal professional services.


INTEREST INCOME


     Interest income in the third quarter of fiscal 1998 totaled $765,000, or a $11,000 decrease from the $776,000 in interest income reported in the third quarter of fiscal 1997. Higher interest rates in fiscal 1998 somewhat offset lower available investment balances and caused a quarter over quarter decrease in interest income.


     Interest income for the nine-month period ended February 28, 1998 totaled $2,397,000 or a $29,000 decrease from the comparable prior year period. Slightly higher interest rates offset declining available investment balances combined for the slight year over year decline in interest income.

     Interest income is forecast to decline over the remainder of the fiscal year as the cost of expanded clinical trials and investments related to a commercial manufacturing facility will lower available investment balances.


NET LOSS


     The net loss for the third quarter ended February 28, 1998 was $1,429,000, or $.10 per basic share, compared to a net loss of $1,050,000, or $.07 per basic share, for the third quarter ended February 28, 1997. The increase in the net loss per share is the result of the increase in the dollar net loss somewhat mitigated by an increase in shares outstanding.


     For the nine-month period ended February 28, 1998, Northfield reported a net loss of $4,152,000, or $.29 per basic share, compared to the comparable prior year period results of a net loss of $3,159,000, or $.23 per basic share. Higher research expenses for expanding multi-center clinical trials, increased costs associated with the preparatory efforts for commercial manufacturing and increased administrative expenses in the professional services area, caused the reported net loss and per share net loss to increase.


LIQUIDITY AND CAPITAL RESOURCES


     From its inception through February 28, 1998, the Company has expended cash in operating activities and the purchase of property, equipment and engineering services in the amount of $58,703,000. For the nine-month period ended February 28, 1998, these cash expenditures totaled $6,218,000. The nine-month fiscal 1998 net cash outlay was high, compared to the nine-month fiscal 1997 expenditure of $3,535,000, due primarily to land acquisition costs related to the Company's planned commercial scale manufacturing facility and the Company's expanded multi-center clinical trials.

     The Company has financed its research and development and other activities to date through the sale of public and private securities and, to a more limited extent, through the license of product rights. As of February 28, 1998, the Company had cash and marketable securities totaling $54,077,000.

     The Company believes existing capital resources will be adequate to satisfy its operating capital requirements for approximately the next 18-24 months. Thereafter, the Company may require substantial additional funds to test and seek regulatory approval for PolyHeme and to build a commercial capability. The capital required for the Company to construct a commercial scale manufacturing facility is estimated to be $40-$45 million.

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



        (a) EXHIBIT 10.1.1 - Amendment to Sublease dated 1/7/98

            EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

            EXHIBIT 27 - Financial Data Schedule

        (b) None.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 1998.


                                  NORTHFIELD LABORATORIES, INC.


                                  By: /s/ Richard DeWoskin
                                     -------------------------------------------
                                      Chairman of the Board and Chief Executive
                                      Officer

                                  By: /s/ Jack Kogut
                                     -------------------------------------------
                                      Vice President - Finance, Secretary and
                                      Treasurer (principal financial officer and
                                      principal accounting officer)