Form 10-K405
period 1998-05-31
NORTHFIELD LABORATORIES INC /DE/
filed 1998-08-31
CIK 920947

                      SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     For the period ended May 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
     For the transition period from ________________  to  ________________

                        COMMISSION FILE NUMBER 0-24050

                                  NORTHFIELD
                               CORPORATION INC.
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
        (State of other jurisdiction of incorporation or organization)

                                  36-3378733
                   (I.R.S. Employer Identification Number)

             1560 SHERMAN AVENUE, SUITE 1000, EVANSTON, ILLINOIS
                   (Address of principal executive offices)

                                  60201-4800
                                  (Zip Code)

                                (847) 864-3500
             (Registrant's telephone number, including area code)


COMMON STOCK, PAR VALUE $.01 PER SHARE
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in part III of this 10-K or any amendment to this form 10-K. [X]

As of August 14, 1998, 14,097,375 shares of the registrant's common stock, par value $.01 per share, were outstanding. On that date, the aggregate market value of voting stock (based upon the closing price of the registrant's common stock on August 14, 1998) held by non-affiliates of the registrant was $150,983,972 (10,736,638 shares at $14.0625 per share).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

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





Northfield Laboratories Inc. (a company in the development stage)

PARTI
ITEM 1. DESCRIPTION OF BUSINESS

Northfield Laboratories Inc. ("Northfield" or the "Company") believes it is a leader in the development of a safe and effective alternative to transfused blood for use in the treatment of acute blood loss. The Company's PolyHeme(TM) blood substitute product is a solution of chemically modified hemoglobin derived from human blood. Clinical studies to date indicate that PolyHeme carries as much oxygen, and loads and unloads oxygen in the same manner, as transfused blood. Infusion of PolyHeme also restores blood volume. Therefore, PolyHeme should be effective as an oxygen-carrying resuscitative fluid in the treatment of hemorrhagic shock resulting from extensive blood loss. The Company's method of manufacturing PolyHeme is designed to eliminate the risk of transmission of diseases such as AIDS or hepatitis. Clinical studies to date indicate that PolyHeme is universally compatible and accordingly should not require blood typing prior to infusion. Therefore, PolyHeme should be available for immediate use in emergency situations. In addition, PolyHeme has an extended shelf life compared to blood.

The Company is presently conducting Phase III clinical trials of PolyHeme at multiple locations in the United States. The Company and its European partner, Pharmacia & Upjohn AB, are also seeking the necessary approvals to begin Phase III clinical trials of PolyHeme at multiple sites in the United Kingdom, Germany and Sweden. The Company's Phase III clinical protocol is a randomized controlled study in which elective surgical patients are infused with up to six units of PolyHeme (three liters containing 300 grams of hemoglobin). The Company believes it is the only firm to report successful infusion of high doses of a blood substitute in any phase of clinical testing.

The Company is also continuing to conduct Phase II clinical trials of PolyHeme in trauma and emergency surgical applications. Since September 1996, the Company has been authorized by the Food and Drug Administration (the "FDA") to infuse patients in its Phase II trials with up to ten units (500 grams) of PolyHeme. This unprecedented dose is equivalent to replacing the entire blood volume of an average person. To date, more than 15 patients have successfully been infused with the maximum ten unit dosage. The Company recently received permission from the FDA to double the maximum dose in its Phase II trials to 20 units (1,000 grams) of PolyHeme.

Infusions have been given during resuscitation, intraoperatively and postoperatively. The rate of infusion has varied with the clinical setting. The most rapid rate consisted of the infusion of ten units in 20 minutes during rapid hemorrhage. No adverse effects attributed to the infusion of PolyHeme have been observed. The results of the Company's ongoing clinical trials have been presented to the American Association for the Surgery of Trauma and the American College of Surgeons, and have been published in the September 1997 issue of the Journal of Trauma and the August 1998 issue of the Journal of the American College of Surgeons, both peer-reviewed scientific journals.

In August 1998, the FDA requested that the Company expand the number of patients in its Phase III clinical trials. Although the Company's Phase III trials have progressed without negative incident, the FDA based its request on what it characterized as public concern over failures of competing blood substitute products in Phase III trials. The Company's Phase III protocol earlier approved by the FDA included 240 elective surgery patients. At present, the Company and the FDA have agreed that at least 600 patients would need to participate in an expanded study.

                                   BACKGROUND

The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. The Company estimates that approximately 14 million units of blood were transfused in the United States in 1997, of which approximately 8.5 million units were administered to patients suffering the effects of acute blood loss.

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








Northfield Laboratories Inc. (a company in the development stage)

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

                                   THE MARKET

The Company estimates that approximately 14 million units of blood were transfused in the United States in 1997, of which approximately 8.5 million units were administered to patients suffering the effects of acute blood loss. Patient charges for the units of blood used in the United States in 1997 for the treatment of acute blood loss were approximately $2.5 billion. The transfusion market in the United States consists of two principal segments. The acute blood loss segment, which comprises approximately 60% of the transfusion market, includes transfusions required in connection with trauma, surgery and unexpected blood loss. The chronic blood loss segment represents approximately 40% of the transfusion market and includes transfusions in connection with general medical applications and chronic anemias.


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

                                CLINICAL TRIALS

Infusions have been given during resuscitation, intraoperatively and postoperatively. The rate of infusion has varied with the clinical setting. The most rapid rate consisted of the infusion of ten units in 20 minutes during rapid hemorrhage. No adverse effects attributed to the infusion of PolyHeme have been observed. The results of the Company's ongoing clinical trials have been presented to the American Association for the Surgery of Trauma and the American College of Surgeons, and have been published in the September 1997 issue of the Journal of Trauma and the August 1998 issue of the Journal of the American College of Surgeons, both peer-reviewed scientific journals.

                           PHASE III CLINICAL TRIALS

The Company is presently conducting Phase III clinical trials of PolyHeme at multiple locations in the United States. The Company's Phase III clinical protocol is a randomized controlled study in which elective surgical patients are infused with up to six units of PolyHeme (three liters containing 300 grams of hemoglobin). The Company believes it is the only firm presently conducting Phase III clinical trials of a blood substitute product and the only firm to report successful infusion of high doses of a blood substitute in any phase of clinical testing.

The Company has engaged an international contract research organization to independently administer the collection of patient data generated by test sites participating in the Company's Phase III clinical trials. The purpose of independent administration is to ensure that data collected as part of Phase III trials is free from any inaccuracy or bias that might result from interactions between the testing sites and the trial sponsor. As a result of this arrangement, the Company will not have access to detailed information regarding the status or results of its Phase III clinical trials until patient enrollment is completed.

The Company and its European partner, Pharmacia & Upjohn AB, are seeking the necessary approvals to begin Phase III clinical trials of PolyHeme at multiple sites in the United Kingdom, Germany and Sweden. The European trials will use the same clinical protocol as the Company's Phase III trials in the United States.

In August 1998, the FDA requested that the Company expand the number of patients in its Phase III clinical trials. Although the Company's Phase III trials have progressed without negative incident, the FDA based its request on what it characterized as public concern over failures of competing blood substitute products in Phase III trials. The Company's Phase III protocol earlier approved by the FDA included 240 elective surgery patients. At present, the Company and the FDA have agreed that at least 600 patients would need to participate in an expanded study.

                            PHASE II CLINICAL TRIALS

In addition to its Phase III trials, the Company is continuing to conduct Phase II clinical trials of PolyHeme in trauma and emergency surgical applications at civilian hospitals and military medical facilities in the United States. These continuing clinical trials, which began in 1994, are designed to assess the safety and effectiveness of PolyHeme in treating acute blood loss and hemorrhagic shock in trauma and surgical patients. When the treating physicians participating in the Company's clinical trials determine a blood transfusion is indicated, the infusion of PolyHeme is initiated in place of donated blood.

Since September 1996, the Company has been authorized by the FDA to infuse patients in its Phase II trials with up to ten units (500 grams) of PolyHeme. This unprecedented dose is equivalent to replacing the entire blood volume of an average person. To date, more than 15 patients have successfully been infused with the maximum ten unit dosage. The Company recently received permission from the FDA to double the maximum dose in its Phase II trials to 20 units (1,000 grams) of PolyHeme.

                      MANUFACTURING AND MATERIAL SUPPLY

The Company uses a proprietary process of separation, filtration and chemical modification to produce PolyHeme. Since 1990, the Company has produced PolyHeme it its 21,000 square foot pilot manufacturing facility. The Company believes this facility is capable of producing sufficient quantities of PolyHeme for all of the Company's clinical trials in the United States and Europe. The Company and its independent engineering consultants believe the Company's existing manufacturing process may be scaled up without substantial modification to produce commercial quantities of PolyHeme in larger facilities.




Northfield Laboratories Inc. (a company in the development stage)

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

The successful commercial introduction of PolyHeme will also depend on an adequate supply of blood to be used as a starting material. Northfield believes that an adequate supply of blood is obtainable through the voluntary blood services sector. The Company has had extensive discussions with existing blood collection agencies, including The American Red Cross and Blood Centers of America, regarding sourcing of blood. The Company currently has short-term purchasing contracts with each of these agencies. In 1996, the Company entered into an agreement with hemerica, Inc., a subsidiary of Blood Centers of America ("hemerica"), under which hemerica will supply Northfield with 82,500 units per year of packed red cells, the source material for PolyHeme, over a three year period. Northfield has and will continue to pursue long-term supply contracts with such agencies and other potential sources, although there can be no assurance that the Company will be able to obtain sufficient quantities of blood from the voluntary blood services sector to enable it to produce commercial quantities of PolyHeme if FDA approval is received. See "Risk Factors - Limitation of Supply of Starting Material."


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

The Company may pursue licenses or other arrangements for the manufacture and distribution of PolyHeme outside the United States. The Company has entered into license agreements with Pharmacia & Upjohn AB, ("Pharmacia"), and Hemocare Ltd., an Israeli corporation ("Hemocare"), to develop, manufacture and distribute PolyHeme in certain European, Middle Eastern and African countries. The license agreements permit Pharmacia and Hemocare to utilize PolyHeme and related manufacturing technology in return for the payment of royalties based upon sales of PolyHeme in the licensed territories.

In March 1989, the Company granted to Pharmacia an exclusive license to manufacture, promote and sell the Company's PolyHeme product in a territory encompassing the United Kingdom, Germany, the Scandinavian countries and certain countries in the Middle East. Under the terms of the license agreement, Pharmacia has the right, upon consultation with the Company, to promote and sell PolyHeme in the licensed territory under its own trademark. The license agreement with Pharmacia provides for a nonrefundable initial fee, two additional nonrefundable fees based upon the achievement of certain regulatory milestones by the Company, and ongoing royalty payments based upon net sales of PolyHeme in the licensed territory. The license agreement further provides for a reduction of royalty payments upon the occurrence of certain events. In addition, under the terms of the agreement, the Company has the right under certain circumstances to direct Pharmacia's clinical testing of PolyHeme in the licensed territory. The Company recently announced that it and its European partner, Pharmacia & Upjohn AB, an affiliate of Pharmacia, are seeking the necessary approvals to begin Phase III clinical trials of PolyHeme at multiple sites in the United Kingdom, Germany and Sweden.

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


Northfield Laboratories Inc. (a company in the development stage)

The steps required before a biological product may be sold commercially in the United States include preclinical testing, the submission to the FDA of an Investigational New Drug application, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a Biologic License Application ("BLA") relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a BLA prior to any commercial sale or use of the product.

Preclinical tests include evaluation of product chemistry and studies to assess the safety and effectiveness of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of the Investigational New Drug application. The goal of clinical testing is the demonstration in adequate and well-controlled studies of substantial evidence of the safety and effectiveness of the product in the setting of its intended use. The results of preclinical and clinical testing are submitted to the FDA from time to time throughout the trial process. In addition, before approval for the commercial sale of a product can be obtained, results of the preclinical and clinical studies must be submitted to the FDA in the form of a BLA. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the condition being treated, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional preclinical studies or clinical trials may be requested during the FDA review process and may delay product approval. After FDA approval for its initial indications, further clinical trials may be necessary to gain approval for the use of a product for additional indications. The FDA may also require post-marketing testing, which can involve significant expense, to monitor for adverse effects.

Among the conditions for BLA approval is the requirement that the prospective manufacturer's quality controls and manufacturing procedures conform to FDA requirements. In addition, domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA. Outside the United States, the Company also is subject to foreign regulatory requirements governing clinical trials and marketing approval for medical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

The Company's regulatory strategy is to pursue clinical testing and FDA approval of PolyHeme in the United States. The Company intends to arrange for testing and seek regulatory approval of PolyHeme outside the United States through licensing or other arrangements with other foreign or domestic companies. See "Risk Factors - Government Regulation and Uncertainty of Product Approvals."

                          PATENTS AND PROPERTY RIGHTS

The Company owns four United States patents relating to PolyHeme, its uses and certain of the Company's manufacturing processes. The Company has obtained counterpart patents and has additional patents applications pending in Canada, Israel, and various European Union countries. The Company's United States patents expire in 2006. The Company has a policy of seeking patents covering the important techniques, processes and applications developed from its research and all modifications and improvements thereto. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company will continue to seek appropriate protection for its proprietary technology.

There can be no assurance that the Company's patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that the Company will not become involved in disputes with respect to the patents or proprietary rights of third parties. An adverse outcome from such proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to stop using such technology, any of which would result in a material adverse effect on the Company's results of operations. See "Risk Factors Uncertainty of Patents and Protection of Proprietary Technology."

                            RESEARCH AND DEVELOPMENT

Since 1991, the principal focus of Northfield's research and development effort has been the support of the clinical trials necessary for regulatory approval of PolyHeme. The Company has also contracted for the preliminary engineering necessary to assess the production of PolyHeme in commercial quantites.

In fiscal 1998, 1997 and 1996, the Company's research and development expenses totaled $6,675,000, $5,188,000 and $5,223,000, respectively. The Company anticipates that these expenses will increase as the Company funds the further clinical testing of PolyHeme and prepares for its anticipated production in commercial quantities.

                                HUMAN RESOURCES

As of May 31, 1998, the Company had 43 employees, of whom 35 were involved in research and development and eight were responsible for financial and other administrative matters. The Company also had consulting arrangements with five individuals as of such date. None of the Company's employees are represented by labor unions, and the Company is not aware of any organizational efforts on behalf of any labor unions involving the Company's employees. The Company considers its relations with its employees to be excellent.

                                  RISK FACTORS


In addition to the other information contained in this document, the following risk factors should be considered carefully in evaluating the Company and its business.


                       NEED FOR EXTENSIVE CLINICAL TRIALS


The results of the Company's clinical trials are not sufficient at present to demonstrate adequately the safety and effectiveness of PolyHeme in order to file a BLA with the FDA. Although more than 100 individuals have participated in clinical trials with PolyHeme, the Company will be required by the FDA to conduct substantial additional trials, which are likely to be expensive and time-consuming, before PolyHeme can be approved for commercial sale. The timing of the FDA review process is uncertain. There can be no assurance that the Company will be able to complete its clinical trials successfully or even obtain FDA approval of PolyHeme, or that FDA approval, if obtained, will not include limitations on the indicated uses for which PolyHeme may be marketed. The Company's business, financial condition and results of operations are critically dependent on receiving FDA approval of PolyHeme. A significant delay in the Company's clinical trials or a failure to achieve FDA approval of commercial sales of PolyHeme would have a material adverse effect on the Company and could result in the cessation of the Company's business. The Company or the FDA may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks.




Northfield Laboratories Inc. (a company in the development stage)

                      GOVERNMENT REGULATION AND UNCERTAINTY
                              OF PRODUCT APPROVALS

The Company's research, development, testing, manufacturing, marketing and distribution of PolyHeme are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and its foreign counterparts. The regulatory approval process to establish the safety and effectiveness of PolyHeme and the safety and reliability of the Company's manufacturing process has already consumed several years and considerable expenditures. The data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent FDA regulatory approval. The lack of established criteria for evaluating the effectiveness of blood substitute products could also delay or prevent FDA regulatory approval. In addition, delay or rejection could be caused by changes in FDA policies and regulations. Similar delays or rejections may also be encountered in foreign countries. There can be no assurance that, even after extensive clinical trials, regulatory approval will ever be obtained for PolyHeme. Under new FDA guidelines, the FDA may comment upon the acceptability of a BLA following its submission. There can be no assurance that the FDA will accept the Company's BLA or, if the Company's BLA is deemed acceptable, that PolyHeme will ultimately be approved for manufacture and sale based on the Company's BLA. Moreover, if regulatory approval of PolyHeme is granted, such approval may include limitations on the indicated uses for which PolyHeme may be marketed. Further, even if such regulatory approval is obtained, the Company does not presently have manufacturing facilities sufficient to produce commercial quantities of PolyHeme. In order to seek FDA approval of the sale of PolyHeme produced at its first commercial manufacturing facility, the Company may be required to conduct a portion of its clinical trials with product manufactured at that facility. Discovery of previously unknown problems with PolyHeme or unanticipated problems with the Company's manufacturing facilities, even after FDA approval of PolyHeme for commercial sale, may result in the imposition of significant restrictions, including withdrawal of PolyHeme from the market. Additional laws and regulations may also be enacted which could prevent or delay regulatory approval of PolyHeme, including laws or regulations relating to the price or cost-effectiveness of medical products. Any delay or failure to achieve regulatory approval of commercial sales of PolyHeme is likely to have a material adverse effect on the Company's financial condition.

                           EARLY STAGE OF DEVELOPMENT

The Company was founded in 1985 and is a development stage company. Since 1985, the Company has been engaged primarily in the development and clinical testing of PolyHeme. No revenues have been generated to date from commercial sales of PolyHeme. The Company's revenues to date have consisted solely of license fees and interest income. There can be no assurance that the Company's clinical testing will be successful, that regulatory approval of PolyHeme will be obtained, that the Company will be able to manufacture PolyHeme at an acceptable cost and in appropriate quantities or that it will be able to successfully market and sell PolyHeme. There can also be no assurance that the Company will not encounter unexpected difficulties which will have a material adverse effect on the Company, its operations or its properties.

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

                           MANUFACTURING UNCERTAINTIES

The Company intends to build a commercial-scale manufacturing facility significantly larger than that currently being used to produce PolyHeme for the Company's clinical testing. Northfield has no experience in commercial-scale manufacturing, and there can be no assurance that Northfield can achieve commercial-scale manufacturing capacity. There can also be no assurance that the Company will not incur substantial cost overruns and delays compared to existing estimates in building and equipping a commercial-scale manufacturing facility. Moreover, in order to seek FDA approval of the sale of PolyHeme produced at its first commercial manufacturing facility, the Company may be required to conduct a portion of its clinical trials with product manufactured at that facility. Accordingly, a delay in achieving scale-up of manufacturing capabilities will have a material adverse effects on the completion of the Company's clinical trials and therefore on the commercial manufacture and sale of PolyHeme. Additionally, the manufacture of PolyHeme will be subject to extensive government regulation. Among the conditions for marketing approval is that the Company's quality control and manufacturing procedures conform to the FDA's good manufacturing practice regulations. There can be no assurance that the Company will be able to obtain the necessary regulatory clearances or approvals to manufacture PolyHeme on a timely basis or at all.


                    LIMITATION OF SUPPLY OF STARTING MATERIAL


Northfield currently purchases donated blood from the American Red Cross and Blood Centers of America for use as the starting material for PolyHeme. In 1996, the Company entered into an agreement with hemerica, Inc., a subsidiary of Blood Centers of America, under which hemerica would supply Northfield with 82,500 units per year of packed red cells, the source material for PolyHeme, over a three year period. The Company has plans to enter long-term supply arrangements with other blood collectors. There can be no assurance that the Company will be able to enter into satisfactory long-term arrangements with blood bank operators, that the price the Company may be required to pay for starting material will permit the Company to price PolyHeme competitively or that the Company will be able to obtain an adequate supply of starting material. Additional demand for blood may arise from competing blood substitute products, some of which are derived from human blood, thereby limiting the Company's available supply of starting material.



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

                    ABSENCE OF SALES AND MARKETING EXPERIENCE

If approved for commercial sale, the Company intends to market PolyHeme in the United States using its own sales force. The Company has no experience in the sale or marketing of medical products. The Company's ability to implement its sales and marketing strategy for the United States will depend on its ability to recruit, train and retain a






Northfield Laboratories Inc. (a company in the development stage) marketing staff and sales force with sufficient technical expertise. There can be no assurance that the Company will be able to establish an effective marketing staff and sales force, that the cost of establishing such a marketing staff and sales force will not exceed revenues from the sale of PolyHeme or that the Company's marketing and sales efforts will be successful.

       HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY OR FUNDING

From its inception to May 31, 1998, the Company had incurred net losses totaling $60,740,000. The Company will require substantial additional expenditures to complete clinical trials, to establish commercial scale manufacturing processes and facilities, and to establish marketing, sales and administrative capabilities. These expenditures are expected to result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. There can be no assurance that the Company will be able to achieve product revenues or profitability on a sustained basis or at all. The Company may require substantial additional funds to achieve commercial production of PolyHeme. The Company's future capital requirements will depend on many factors, including the scope and results of clinical trials, the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. There can be no assurance that such additional funding will be available to the Company or, if available, that such funding can be obtained on terms and conditions the Company will deem acceptable. Any such additional funding may result in significant dilution to then existing stockholders.


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

         UNCERTAINTY OF PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

The Company's ability to compete effectively with other companies will depend, in part, on its ability to protect and maintain the proprietary nature of its technology. There can be no assurance as to the degree of protection offered by the patents owned by the Company, or as to the likelihood that additional patents in the United States, and certain other countries will be issued based upon pending patent applications. Patent applications in the United States are maintained in secrecy until patents are issued. The Company cannot be certain that it was the first creator of the inventors covered by its patents or pending patent applications or that it was the first to file patent applications for such inventions. The high costs of enforcing patent and other proprietary rights may also limit the degree of protection afforded the Company. The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop thesame or similar technology or otherwise obtain access to the Company's proprietary technology. There can be no assurance that the Company's patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that the Company will not become involved in disputes with respect to the patents or proprietary rights of third parties. An adverse outcome from such proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to stop using such technology, any of which would result in a material adverse effect on the Company's results of operations.

                                   PART II
                              ITEM 2. PROPERTIES

Northfield currently leases a 21,000 square foot pilot manufacturing facility located in Mt. Prospect, Illinois, and maintains its principal executive offices in Evanston, Illinois. The Company has renewed the leases for its manufacturing facility and executive offices through June 2003 and February 2006, respectively. The terms of the renewed leased are substantially the same as the original leases for these facilities. Rent expense for the Company's 1998 fiscal year was $444,330. The Company believes its present manufacturing facility is capable of producing sufficient quantities of PolyHeme for all of the Company's clinical trials in the United States and Europe.

The Company has acquired a parcel of undeveloped land in the Chicago metropolitan area for development as the Company's initial commercial-scale manufacturing facility. The initial engineering design studies for the facility, which is anticipated to have a production capacity of approximately 300,000 units of PolyHeme per year, have been completed. Northfield expects that the cost of constructing the facility, including land acquisition costs, will be approximately $45 million. Northfield does not expect to commence construction of its initial commercial-scale manufacturing facility until approximately 12-18 months prior to the estimated date of FDA approval of PolyHeme.

                            ITEM 3. LEGAL PROCEEDINGS

As of May 31, 1998, the Company was not a party to any material pending legal proceedings.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                                   PART III
                       ITEM 5. MARKET FOR REGISTRANT'S
                            COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

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



           FISCAL QUARTER ENDED                   HIGH      LOW
           May 31, 1996                        $ 22 1/2   $14 1/2
           August 31, 1996                       17 1/8     9 1/2
           November 30, 1996                     14 1/2     9 5/8
           February 28, 1997                     14 1/4     9 3/4
           May 31, 1997                          13 1/2     8 3/8
           August 31, 1997                       10 3/8     9
           November 30, 1997                     13 7/8     8 3/8
           February 28, 1998                     11 1/2     8
           May 31, 1998                          17 1/4     9 1/2
           August 31, 1998                       18 1/8    13 3/8
                 (through August 14, 1998)


                                HOLDERS OF RECORD

As of May 31, 1998, there were approximately 400 holders of record and approximately 8,700 beneficial owners of the Company's Common Stock. There were as of such date no issued and outstanding shares of the Company's Preferred Stock.

                                    DIVIDENDS

The Company has never declared or paid dividends on its capital stock and does not anticipate declaring or paying any dividends in the foreseeable future.


Northfield Laboratories Inc. (a company in the development stage)

                         ITEM 6. SELECTED FINANCIAL DATA


The selected financial data set forth below for, and as of the end of, each of the years in the five-year period ended May 31, 1998 and for the period from June 19, 1985 (inception) through May 31, 1998 were derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants.


----------------------------------------------------------------------------------------------------------------
                                                                                                    CUMULATIVE
                                                       YEARS ENDED MAY 31,                             FROM
                                                                                                  JUNE 19, 1985
                                                                                                     THROUGH
                                       1998        1997        1996        1995        1994        MAY 31, 1998
-----------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share
  data)
Revenues:
  License income                     $      -    $      -    $      -    $      -    $      -        $  3,000
Costs and expenses:
  Research and development              6,675       5,188       5,223       5,901       5,512          52,287
  General and administrative            2,338       2,317       2,509       2,275       1,987          26,899
  Interest income (net)                 3,130       3,259       2,953         737         135          15,446
-----------------------------------------------------------------------------------------------------------------
Net loss                             $ (5,883)   $ (4,246)   $ (4,779)   $ (7,439)   $ (7,364)       $(60,740)
-----------------------------------------------------------------------------------------------------------------
Net loss per share                   $  (0.42)   $  (0.30)   $  (0.37)   $  (0.76)   $  (1.05)       $  (7.45)
-----------------------------------------------------------------------------------------------------------------

Shares used in calculation of per
  share data (1)                       14,093      13,961      12,849       9,850       6,990           8,153
-----------------------------------------------------------------------------------------------------------------

                                                             MAY 31,
                                       1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
(in thousands)
Cash and marketable securities       $ 53,504    $ 60,294    $ 63,984    $ 12,252    $  1,222
Total assets                           56,919      62,343      66,339      14,852      20,038
Total liabilities                       1,471       1,048       1,391       1,226       1,617

Deficit accumulated during
  development stage                   (60,740)    (54,857)    (50,611)    (45,832)    (38,393)
Total shareholders' equity (2)         55,448      61,295      64,948      13,626      18,421
---------------------------------------------------------------------------------------------

(1) Computed on the basis described in Note 1 of Notes to Financial Statements.

(2) Excludes 455,500 shares reserved for issuance upon the exercise of stock options outstanding as of May 31, 1998, and 125,000 shares reserved for issuance upon the exercise of warrants outstanding as of such date. Additional stock options exercisable for a total of 205,000 shares and 185,000 shares, respectively, were available for grant as of May 31, 1998 under the Company's Employee Stock Option Plan and Stock Option Plan for Outside Directors.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Since its incorporation in 1985, Northfield has devoted substantially all of its efforts and resources to the research, development and clinical testing of PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception to May 31, 1998, Northfield incurred net operating losses totaling $60,740,000.

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

The Company anticipates that research and development expenses will increase during the foreseeable future. These expected increases are attributable to anticipated future clinical trials for domestic and international markets, monitoring and reporting the results of such trials and continuing process development associated with improving the Company's manufacturing capacity to permit commercial-scale production of PolyHeme. The Company expects that general and administrative expenses will increase over the foreseeable future due to increased expenses relating to the expansion of the Company's organization in support of commercial operations.


                              RESULTS OF OPERATIONS

The Company reported no revenues for the fiscal years ended May 31, 1998, 1997 or 1996. From its inception through May 31, 1998, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

Operating expenses for the fiscal year ended May 31, 1998, 1997 and 1996 totaled $9,014,000, $7,505,000 and $7,732,000, respectively. On a percentage basis, fiscal 1998 operating expenses exceeded fiscal 1997 expenses by 20.1%, while fiscal 1997 operating expenses were 2.9% less than those incurred in fiscal 1996.

For the year ended May 31, 1998, research and development expenses totaled $6,675,000, representing an increase of $1,487,00, or 28.7%, from the year ended May 31, 1997. The year over year difference is due to increased expenses related to the Company's Phase III clinical trials, validation services related to the Company's existing prototype production facility and preparatory and analysis work for the Company's planned commercial manufacturing facility.

 Research and development expenses for fiscal 1997 totaled $5,188,000, compared to research and development expenses in fiscal 1996 of $5,223,000. This overall decrease was the result of a decrease in depreciation expense as the Company's prototype manufacturing facility approached the end of its depreciable life for accounting purposes.

The Company anticipates that research and development expenses will increase significantly for the foreseeable future. Additional costs are being planned for multi-center clinical trials, third-party clinical monitoring, biostatistical analysis and report preparation.

General and administrative expenses for the year ended May 31, 1998 totaled $2,338,000, representing a $21,000, or 0.9%, increase from the $2,317,000 reported for the prior fiscal year. General and administrative spending remained consistent with the prior fiscal year as the Company was able to effectively control general and administrative costs while increasing the level of research and development activity.

General and administrative expenses in fiscal 1997 totaled $2,317,000, which was a decline of $192,000, or 7.6%, from the $2,509,000 in general and administrative expenses reported in fiscal 1996. Expense reductions were experienced in legal, public relations and state filing fees from those experienced in fiscal 1996.




Northfield Laboratories Inc. (a company in the development stage)

                                 INTEREST INCOME


Interest income for the year ended May 31, 1998 totaled $3,130,000, or a $129,000 decrease from the comparable prior year period. Declining available investment balances and fluctuating interest rates combined for the 4.0% reduction in interest income.

Interest income for fiscal 1997 totaled $3,259,000, or a $306,000 increase from the $2,953,000 of interest income reported in fiscal 1996. The Company had higher available cash balances in fiscal 1997 and consequently earner more interest income on a year over year basis.

Without an additional inflow of capital, interest income is expected to decline for the foreseeable future as the cost of expanded clinical trials and investments related to a commercial facility will lower available investment balances.

                                    NET LOSS

For the year ended May 31, 1998, Northfield reported a net loss of $5,883,000, or $.42 per basic share, compared to a prior year period net loss of $4,246,000, or $.30 per basic share. Higher research expenses for expanded multi-center clinical trials, increased costs associated with validation procedures for the Company's prototype manufacturing process and lower interest income combined to cause the reported net loss and per share net loss to increase.

Fiscal 1997 losses of $4,246,000, or $30 per basic share, compared favorably to the fiscal 1996 loss of $4,779,000, or $.37 per basic share. The reduction in the dollar loss of $533,000 reflected lower depreciation charges in fiscal 1997 on the Company's prototype manufacturing facility. Fiscal 1997 results also reflected the inclusion of an additional 1,112,000 shares in the earnings (loss) per basic share calculation.

                         LIQUIDITY AND CAPITAL RESOURCES

From its inception through May 31, 1998, the Company has used cash for operating activities and for the purchase of property, equipment and engineering services in the amount of $59,311,000. For the year ended May 31, 1998, these cash expenditures totaled $6,826,000. The fiscal 1998 net cash outlay was greater than the fiscal 1997 expenditure of $4,280,000 due primarily to a land purchase for use as a manufacturing site and the Company's expanded clinical trials.

The Company has financed its research and development and other activities to date primarily through the public and private sale of its equity securities and, to a more limited extent, through the license of product rights. As of May 31, 1998, the Company had cash and marketable securities totaling $53,505,000.

The company believes its existing capital resources will be adequate to satisfy its operating capital requirements and maintain its existing pilot manufacturing plant and office facilities for approximately the next 36-48 months. Thereafter, the Company is likely to require substantial addition capital to continue its operations. If the company uses its own resources to fund the construction of a commercial-scale manufacturing facility, which is estimated to cost approximately $45 million, it will significantly accelerate the Company's need to raise additional capital.

The Company may enter into collaborative arrangements with strategic partners which could provide the Company with additional funding or absorb expenses otherwise payable by the Company. The Company has engaged in discussions with a number of potential strategic partners, though these discussions are at preliminary stages and there can be no assurance that any such arrangement will be consummated.

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

                              YEAR 2000 COMPLIANCE

The Company has reviewed its internal computer applications and has consulted with its vendors who provide software services. The Company believes it is substantially year 2000 compliant and that any required changes in coding will be handled in a manner non-disruptive to its business and at a minimal cost.

Northfield is dependent in its operations on a number of suppliers whose individual status in achieving a year 2000 conversion is not known at this time. In the event that Northfield or any of Northfield's significant suppliers experience disruption due to the year 2000 issue, the Company's operations could be adversely affected.

                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

See the Index to Financial Statements on page 20. Such Financial Statements are incorporated herein by reference.


                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
                         ACCOUNTANTS ON A ACCOUNTING AND
                              FINANCIAL DISCLOSURE


There has not been a disagreement on any matter of accounting principles or financial statement disclosure with the Company's independent accountants during the Company's 1998, 1997 or 1996 fiscal years.

                                   PART III
                             ITEMS 10 THROUGH 13

The information specified in Items 10 through 13 of Form 10-K has been omitted in accordance with instructions to Form 10-K. The Company expects to file with the Commission in August 1998, pursuant to Regulation 14A, a definitive proxy statement involving the election of directors which will contain the information required to be included in Items 10 through 13 of Form 10-K.

                                   PART IV
                         ITEM 14. EXHIBITS, FINANCIAL
                             STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

a) The following documents are filed as part of this report: (1) & (2) See the Index to Finacial Statements on page 20 (3) See Description of Exhibits on page 34.

b)  None.

c)  See Description of Exhibits on page 34.

d)  None.







Northfield Laboratories Inc. (a company in the development stage)

                               FINANCIAL SECTIONS



Northfield Laboratories Inc. (a company in the development stage)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                        PAGE(S)

Independent Auditors' Report..............................................................................................21

Balance Sheets, May 31, 1998 and 1997.....................................................................................22

Statements of Operations, Years ended May 31, 1998, 1997,
     and 1996 and  the cumulative period from June 19, 1985
     (inception) through May 31, 1998.....................................................................................23

Statements of Shareholders' Equity (Deficit), Years ended
     May 31, 1998, 1997, and 1996 and the cumulative period from
     June 19, 1985 (inception) through May 31,1998.....................................................................24-25

Statements of Cash Flows, Year ended May 31, 1998, 1997, and 1996 and the cumulative period from June 19, 1985 (inception) through May 31, 1998............................................26

Notes to Financial Statements.................................................... .....................................27-33




Northfield Laboratories Inc. (a company in the development stage)

                         INDEPENDENT AUDITOR'S REPORT

[KPMG PEAT MARWICK LLP LOGO]

The Board of Directors and Stockholders
Northfield Laboratories Inc.:

We have audited the accompanying balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 1998 and 1997 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 1998 and for the cumulative period from June 19, 1985 (inception) through May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 1998 and for the cumulative period from June 19, 1985 (inception) through May 31, 1998, in conformity with generally accepted accounting principles.

[KPMG PEAT MARWICK LLP SIGNATURE]

Chicago, Illinois
July 6, 1998

                                 BALANCE SHEET

                                                          May 31, 1988 and 1997

--------------------------------------------------------------------------------------------------
ASSETS                                                            1998               1997
--------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                     $ 26,473,577         21,367,496
     Short-term marketable securities                           27,030,902         38,926,904
     Prepaid expenses                                              373,151            334,875
     Other current assets                                           17,657            417,693
--------------------------------------------------------------------------------------------------
Total current assets                                            53,895,287         61,046,968

Property, plant and equipment, net                               2,996,937          1,263,361
Other assets                                                        27,255             32,432
--------------------------------------------------------------------------------------------------
                                                              $ 56,919,479         62,342,761
--------------------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                            1,037,267            656,816
     Accrued expenses                                               81,522            121,559
     Accrued compensation and benefits                             253,345            175,800
--------------------------------------------------------------------------------------------------
Total current liabilities                                        1,372,134            954,175

Other liabilities                                                   98,976             93,823
--------------------------------------------------------------------------------------------------
Total liabilities                                                1,471,110          1,047,998
--------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock, $.01 par value. Authorized
        5,000,000 shares; none issued and outstanding                   --                 --
     Common stock, $.01 par value. Authorized
        20,000,000 shares; issued and outstanding
        14,097,375 and 14,092,375 shares in 1998 and
        1997, respectively                                         140,974            140,924
     Additional paid-in capital                                116,047,635        116,011,985
     Deficit accumulated during the development stage          (60,740,240)       (54,856,862)
     Deferred compensation                                              --             (1,284)
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                      55,448,369         61,294,763
--------------------------------------------------------------------------------------------------
                                                              $ 56,919,479         62,342,761
--------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.



Northfield Laboratories Inc. (a company in the developement stage)

                           STATEMENTS OF OPERATIONS

Years ended May 31, 1998, 1997, and 1996 and the cumulative period from June 19, 1985 (inception) through May 31, 1998.

---------------------------------------------------------------------------------------------------------------
                                                                                              CUMULATIVE
                                                     YEARS ENDED MAY 31,                         FROM
                                                                                             JUNE 19, 1985
                                                                                                THROUGH
                                          1998              1997              1996           MAY 31, 1998
---------------------------------------------------------------------------------------------------------------
Revenues -- license income             $         -       $         -       $         -       $  3,000,000
Costs and expenses:
  Research and development               6,675,052         5,187,738         5,223,056         52,286,817
  General and administrative             2,338,451         2,317,217         2,509,161         26,899,360
---------------------------------------------------------------------------------------------------------------
                                         9,013,503         7,504,955         7,732,217         79,186,177
---------------------------------------------------------------------------------------------------------------
Other income and expense:
  Interest income                        3,130,125         3,259,262         2,953,342         15,529,171
  Interest expense                               -                 -                 -             83,234
---------------------------------------------------------------------------------------------------------------
                                         3,130,125         3,259,262         2,953,342         15,445,937
---------------------------------------------------------------------------------------------------------------
Net loss                               $(5,883,378)      $(4,245,693)      $(4,778,875)      $(60,740,240)
---------------------------------------------------------------------------------------------------------------
Net loss per share -- basic            $     (0.42)      $     (0.30)      $     (0.37)      $      (7.45)
---------------------------------------------------------------------------------------------------------------
Shares used in calculation of
  per share data -- basic               14,092,786        13,960,557        12,848,904          8,152,732
---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

Years ended May 31, 1998, 1997, and 1996 and the cumulative period from June 19, 1985 (inception) through May 31, 1998

                                                       --------------------------------------------------------------------------
                                                                                                        SERIES A CONVERTIBLE
                                                          PREFERRED STOCK           COMMON STOCK           PREFERRED STOCK
                                                       --------------------------------------------------------------------------
                                                        NUMBER     AGGREGATE     NUMBER     AGGREGATE    NUMBER     AGGREGATE
                                                       OF SHARES    AMOUNT     OF SHARES     AMOUNT     OF SHARES    AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock on August 27, 1985                    -   $       -    3,500,000   $  35,000           -   $       -
Issuance of Series A convertible preferred stock at
   $4.00 per share on August 27, 1985 (net of costs
   of issuance of $79,150)                                     -           -            -           -     250,000     250,000
Net loss                                                       -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1986                                        -           -    3,500,000      35,000     250,000     250,000
Net loss                                                       -           -            -           -           -           -
Deferred compensation relating to grant of stock
   options                                                     -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1987                                        -           -    3,500,000      35,000     250,000     250,000
Issuance of Series B convertible preferred stock at
   $35.68 per share on August 14, 1987 (net of costs
   of issuance of $75,450)                                     -           -            -           -           -           -
Net loss                                                       -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1988                                        -           -    3,500,000      35,000     250,000     250,000
Issuance of common stock at $24.21 per share on June
   7, 1988 (net of costs of issuance of $246,000)              -           -      413,020       4,130           -           -
Conversion of Series A convertible preferred stock
   to common stock on June 7, 1988                             -           -    1,250,000      12,500    (250,000)   (250,000)
Conversion of Series B convertible preferred stock
   to common stock on June 7, 1988                             -           -    1,003,165      10,032           -           -
Exercise of stock options at $2.00 per share                   -           -       47,115         471           -           -
Issuance of common stock at $28.49 per share on
   March 6, 1989 (net of costs of issuance of
   $21,395)                                                    -           -      175,525       1,755           -           -
Issuance of common stock at $28.49 per share on
   March 30, 1989 (net of costs of issuance of
   $10,697)                                                    -           -       87,760         878           -           -
Sale of options at $28.29 per share to purchase
   common stock at $.20 per share on March 30, 1989
   (net of costs of issuance of $4,162)                        -           -            -           -           -           -
Net loss                                                       -           -            -           -           -           -
Deferred compensation relating to grant of stock
   options                                                     -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1989                                        -           -    6,476,585      64,766           -           -
Net loss                                                       -           -            -           -           -           -
Deferred compensation relating to grant of stock
   options                                                     -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1990                                        -           -    6,476,585      64,766           -           -
Net loss                                                       -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1991                                        -           -    6,476,585      64,766           -           -
Exercise of stock warrants at $5.60 per share                  -           -       90,000         900           -           -
Net loss                                                       -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                                        -           -    6,566,585      65,666           -           -
Exercise of stock warrants at $7.14 per share                  -           -       15,000         150           -           -
Issuance of common stock at $15.19 per share on
   April 19, 1993 (net of costs of issuance of
   $20,724)                                                    -           -      374,370       3,744           -           -
Net loss                                                       -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                                        -           -    6,955,955      69,560           -           -
Net loss                                                       -           -            -           -           -           -
Issuance of common stock at $6.50 per share on May
   26, 1994 (net of costs of issuance of $2,061,149)           -           -    2,500,000      25,000           -           -
Cancellation of stock options                                  -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                                        -           -    9,455,955      94,560           -           -
Net loss                                                       -           -            -           -           -           -
Issuance of common stock at $6.50 per share on June
   20, 1994 (net of issuance costs of $172,500)                -           -      375,000       3,750           -           -
Exercise of stock options at $7.14 per share                   -           -       10,000         100           -           -
Exercise of stock options at $2.00 per share                   -           -      187,570       1,875           -           -
Cancellation of stock options                                  -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                                        -           -   10,028,525     100,285           -           -
Net loss                                                       -           -            -           -           -           -
Issuance of common stock at $17.75 per share on
   August 9, 1995 (net of issuance costs of
   $3,565,125)                                                 -           -    2,925,000      29,250           -           -
Issuance of common stock at $17.75 per share on
   September 11, 1995 (net of issuance costs of
   $423,238)                                                   -           -      438,750       4,388           -           -
Exercise of stock options at $2.00 per share                   -           -      182,380       1,824           -           -
Exercise of stock options at $6.38 per share                   -           -        1,500          15           -           -
Exercise of stock options at $7.14 per share                   -           -       10,000         100           -           -
Cancellation of stock options                                  -           -            -           -           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996                                        -           -   13,586,155     135,862           -           -
Net loss                                                       -           -            -           -           -           -
Exercise of stock options at $0.20 per share                   -           -      263,285       2,633           -           -
Exercise of stock options at $2.00 per share                   -           -      232,935       2,329           -           -
Exercise of stock options at $7.14 per share                   -           -       10,000         100           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1997                                        -           -   14,092,375     140,924           -           -
Net loss                                                       -           -            -           -           -           -
Exercise of stock options at $7.14 per share                   -           -        5,000          50           -           -
Amortization of deferred compensation                          -           -            -           -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998                                        -   $       -   14,097,375   $ 140,974           -   $       -
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.




Northfield Laboratories Inc. (a company in the developement stage)

---------------------------
    SERIES B CONVERTIBLE
       PREFERRED STOCK
-----------------------------------------------------------------------------------------------------------------
     NUMBER     AGGREGATE     ADDITIONAL      DEFICIT ACCUMULATED DURING     DEFERRED     TOTAL SHAREHOLDERS
    OF SHARES    AMOUNT     PAID-IN CAPITAL     THE DEVELOPMENT STAGE      COMPENSATION    EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------
            -   $       -   $       (28,000)  $                        -   $          -   $            7,000
                        -           670,850                            -              -              920,850
            -
            -           -                 -                     (607,688)             -             (607,688)
-----------------------------------------------------------------------------------------------------------------
            -           -           642,850                     (607,688)             -              320,162
            -           -                 -                   (2,429,953)             -           (2,429,953)
            -           -         2,340,000                            -     (2,340,000)                   -
            -           -                 -                            -        720,000              720,000
-----------------------------------------------------------------------------------------------------------------
            -           -         2,982,850                   (3,037,641)    (1,620,000)          (1,389,791)
      200,633     200,633         6,882,502                            -              -            7,083,135
            -           -                 -                   (3,057,254)             -           (3,057,254)
            -           -                 -                            -        566,136              566,136
-----------------------------------------------------------------------------------------------------------------
      200,633     200,633         9,865,352                   (6,094,895)    (1,053,864)           3,202,226
                        -         9,749,870                            -              -            9,754,000
            -
                        -           237,500                            -              -                    -
            -
     (200,633)   (200,633)          190,601                            -              -                    -
            -           -            93,759                            -              -               94,230
                        -         4,976,855                            -              -            4,978,610
            -
                        -         2,488,356                            -              -            2,489,234
            -
                        -         7,443,118                            -              -            7,443,118
            -
            -           -                 -                     (791,206)             -             (791,206)
            -           -           683,040                            -       (683,040)                   -
            -           -                 -                            -        800,729              800,729
-----------------------------------------------------------------------------------------------------------------
            -           -        35,728,451                   (6,886,101)      (936,175)          27,970,941
            -           -                 -                   (3,490,394)             -           (3,490,394)
            -           -           699,163                            -       (699,163)                   -
            -           -                 -                            -        546,278              546,278
-----------------------------------------------------------------------------------------------------------------
            -           -        36,427,614                  (10,376,495)    (1,089,060)          25,026,825
            -           -                 -                   (5,579,872)             -           (5,579,872)
            -           -                 -                            -        435,296              435,296
-----------------------------------------------------------------------------------------------------------------
            -           -        36,427,614                  (15,956,367)      (653,764)          19,882,249
            -           -           503,100                            -              -              504,000
            -           -                 -                   (7,006,495)             -           (7,006,495)
            -           -                 -                            -        254,025              254,025
-----------------------------------------------------------------------------------------------------------------
            -           -        36,930,714                  (22,962,862)      (399,739)          13,633,779
            -           -           106,890                            -              -              107,040
                        -         5,663,710                            -              -            5,667,454
            -
            -           -                 -                   (8,066,609)             -           (8,066,609)
            -           -                 -                            -        254,025              254,025
-----------------------------------------------------------------------------------------------------------------
            -           -        42,701,314                  (31,029,471)      (145,714)          11,595,689
            -           -                 -                   (7,363,810)             -           (7,363,810)
                        -        14,163,851                            -              -           14,188,851
            -
            -           -           (85,400)                           -         85,400                    -
            -           -                 -                            -            267                  267
-----------------------------------------------------------------------------------------------------------------
            -           -        56,779,765                  (38,393,281)       (60,047)          18,420,997
            -           -                 -                   (7,439,013)             -           (7,439,013)
                        -         2,261,250                            -              -            2,265,000
            -
            -           -            71,300                            -              -               71,400
            -           -           373,264                            -              -              375,139
            -           -          (106,750)                           -        106,750                    -
            -           -                 -                            -        (67,892)             (67,892)
-----------------------------------------------------------------------------------------------------------------
            -           -        59,378,829                  (45,832,294)       (21,189)          13,625,631
            -           -                 -                   (4,778,875)             -           (4,778,875)
                        -        48,324,374                            -              -           48,353,624
            -
                        -         7,360,187                            -              -            7,364,575
            -
            -           -           362,937                            -              -              364,761
            -           -             9,555                            -              -                9,570
            -           -            71,300                            -              -               71,400
            -           -           (80,062)                           -         80,062                    -
            -           -                 -                            -        (62,726)             (62,726)
-----------------------------------------------------------------------------------------------------------------
            -           -       115,427,120                  (50,611,169)        (3,853)          64,947,960
            -           -                 -                   (4,245,693)             -           (4,245,693)
            -           -            50,025                            -              -               52,658
            -           -           463,540                            -              -              465,869
            -           -            71,300                            -              -               71,400
            -           -                 -                            -          2,569                2,569
-----------------------------------------------------------------------------------------------------------------
            -           -       116,011,985                  (54,856,862)        (1,284)          61,294,763
            -           -                 -                   (5,883,378)             -           (5,883,378)
            -           -            35,650                            -              -               35,700
            -           -                 -                            -          1,284                1,284
-----------------------------------------------------------------------------------------------------------------
            -   $       -   $   116,047,635   $              (60,740,240)  $          -   $       55,448,369
-----------------------------------------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS

        Years ended May 31, 1998, 1997, and 1996 and the cumulative period from June 19, 1985 (inception) through May 31, 1998

--------------------------------------------------------------------------------

                                                                                                CUMULATIVE
                                                          YEARS ENDED MAY 31,                      FROM
                                                                                               JUNE 19, 1985
                                                                                                  THROUGH
                                                 1998            1997             1996         MAY 31, 1998
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                   $ (5,883,378)      (4,245,693)      (4,778,875)    (60,740,240)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Depreciation and amortization                 501,169          489,970        1,195,273      13,368,292
    Deferred compensation                           1,284            2,569          (62,726)      3,449,991
    Loss on sale of equipment                           -                -                -          66,359
    Changes in assets and liabilities:
       Prepaid expenses                          (149,287)          27,397          (80,124)       (484,162)
       Other current assets                       400,036           41,208         (215,595)     (1,904,741)
       Other assets                                 5,177           49,938           22,912         (42,147)
       Accounts payable                           380,451         (267,281)         398,052       1,037,267
       Accrued expenses                           (40,037)         (50,791)        (112,776)         81,522
       Accrued compensation and benefits           77,545           (2,250)         (98,441)        253,345
       Other liabilities                            5,153          (22,278)         (22,278)         98,976
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities          (4,701,887)      (3,977,211)      (3,754,578)    (44,815,538)
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant, equipment
    and capitalized engineering costs          (2,123,734)        (302,706)        (676,670)    (14,495,188)
  Proceeds from sale of equipment                       -                -                -          76,587
  Proceeds from matured marketable
    securities                                 49,049,200       69,599,200       79,915,208     284,791,581
  Proceeds from sale of marketable
    securities                                          -                -                -       7,141,656
  Purchase of marketable securities           (37,153,198)     (56,230,458)    (121,533,154)   (318,964,140)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                    9,772,268       13,066,036      (42,294,616)    (41,449,504)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock           35,700          589,927       60,152,293     102,363,528
  Payment of common stock issuance costs                -                -       (3,988,363)     (5,072,012)
  Proceeds from issuance of preferred
    stock                                               -                -                -       6,644,953
  Proceeds from sale of stock options to
    purchase common shares                              -                -                -       7,443,118
  Proceeds from issuance of notes payable               -                -                -       1,500,000
  Repayment of notes payable                            -                -                -        (140,968)
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities          35,700          589,927       56,163,930     112,738,619
----------------------------------------------------------------------------------------------------------------
Net increase in cash                            5,106,081        9,678,752       10,114,736      26,473,577
Cash at beginning of period                    21,367,496       11,688,744        1,574,008               -
----------------------------------------------------------------------------------------------------------------
Cash at end of period                        $ 26,473,577       21,367,496       11,688,744      26,473,577
----------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.



Northfield Laboratories Inc. (a company in the development stage)

                        NOTES TO FINANCIAL STATEMENTS

May 31, 1998 and 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS IN THE DEVELOPMENT STAGE
Northfield Laboratories Inc. (the Company), a Delaware corporation, was incorporated on June 19, 1985 to research, develop, test, manufacture, market, and distribute a hemoglobin-based blood substitute product. The Company is continuing its research and development activities.

BASIS OF PRESENTATION
The financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, which requires development stage companies to employ the same generally accepted accounting principles as operating companies.

SHORT-TERM MARKETABLE SECURITIES
Short-term marketable securities consist of government securities, corporate notes, and certificates of deposit with original maturities of less than one year. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally five to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the term of the lease, generally eight to ten years.

CAPITALIZED ENGINEERING COSTS
Capitalized engineering costs include design and other initial engineering studies relating to a commercial scale facility. During fiscal 1998 and 1997, the Company capitalized $18,128 and $100,717, respectively, of such engineering costs. Upon completion of construction, these costs will be amortized over the estimated useful life of the facility. For the years ended May 31, 1998 and 1997, no amortization of the capitalized costs was recorded.

COMPUTATION OF NET LOSS PER SHARE
During fiscal 1998, the Company adopted SFAS No. 128, Earnings Per Share, which established new methods for computing and presenting earnings per share (EPS) and replaced the presentation of primary and fully-diluted EPS with basic (Basic) and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common equivalent shares. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common equivalent shares. Because the Company reported a net loss for the years ended May 31, 1998, 1997 and 1996 and the cumulative period from June 19, 1985 (inception) through May 31, 1998, per share amounts have been presented under the Basic method only.
     Had the Company reported net earnings for the years ended May 31, 1998, 1997 and 1996 and the cumulative period from June 19, 1985 (inception) through May 31, 1998, the weighted average number of shares outstanding would have been diluted by the following common equivalent securities (not assuming the effects of applying the treasury stock method):

-----------------------------------------------------------------------------------------------------------------
                                                       1998          1997          1996
                                                                                                 CUMULATIVE
                                                                                                FROM JUNE 19,
                                                                                                1985 THROUGH
                                                                                                MAY 31, 1998
-----------------------------------------------------------------------------------------------------------------
Stock options                                         400,500       369,468       496,375          563,120
Warrants                                              133,849       135,000       135,000           93,846
-----------------------------------------------------------------------------------------------------------------
                                                      534,349       504,468       631,375          656,966
-----------------------------------------------------------------------------------------------------------------

USE OF ESTIMATES
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
The fair values of financial instruments, which consist of cash, marketable securities (note 9), accounts payable, accrued expenses, and accrued compensation and benefits, were not materially different from their carrying values at May 31, 1998 and 1997.

STOCK BASED COMPENSATION
On June 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and earnings per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

LONG-LIVED ASSETS
On June 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, under which the Company has reviewed long-lived assets and certain intangible assets and determined that their carrying values as of May 31, 1998 are recoverable in future periods.

(2) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, less accumulated depreciation and amortization, is summarized as follows as of May 31, 1998 and 1997:

                            1998           1997
-------------------------------------------------------
Manufacturing
  equipment              $ 7,116,614    $ 6,813,017
Laboratory equipment       1,330,425      1,330,425
Office furniture and
  equipment                  832,348        819,756
Leasehold
  improvements             1,583,360      1,579,732
Capitalized
  engineering costs          560,448        574,232
Land                       1,817,702              -
-------------------------------------------------------
                          13,240,897     11,117,162
Less accumulated
  depreciation and
  amortization            10,243,960      9,853,801
-------------------------------------------------------
                         $ 2,996,937    $ 1,263,361
-------------------------------------------------------

     Depreciation and amortization expense amounted to $390,159, $349,730 and $998,695 for the years ended May 31, 1998, 1997 and 1996, respectively.

(3) SHAREHOLDERS' EQUITY
On June 19, 1985, the date of incorporation, the Company authorized 5,500,000 shares of $.10 par value



Northfield Laboratories Inc. (a company in the development stage) common stock. On August 12, 1985, an amendment to the Certificate of Incorporation was approved increasing the authorized number of common shares to 8,750,000 and changing the par value to $.01.
     On June 7, 1988, the Company issued 413,020 additional shares of common stock for net proceeds of $9,754,000. In conjunction with this transaction, all outstanding shares of Series A and Series B convertible preferred stock were converted to common stock and the Series B warrants were converted to common stock warrants (note 6). In conjunction with this transaction, options for 47,115 common shares were exercised at $2.00 per share.
     On March 6, 1989, the Company issued 175,525 additional shares of common stock for net proceeds of $4,978,610.
     On March 30, 1989, the Company issued 87,760 additional shares of common stock for net proceeds of $2,489,234. Also on this date, the Company sold an option to purchase 263,285 shares of common stock for net proceeds of $7,443,118. The option exercise price was $.20 per share. On July 8, 1996, the option was exercised and the Company issued all 263,285 shares of common stock.
     On September 30, 1991, the Company issued 90,000 additional shares of common stock for net proceeds of $504,000. These shares were issued as a result of the exercise of common stock warrants (note 6).
     On June 29, 1992, the Company issued 15,000 additional shares of common stock for net proceeds of $107,040. These shares were issued as a result of the exercise of common stock warrants (note 6).
     On April 19, 1993, the Company issued 374,370 additional shares of common stock for net proceeds of $5,667,454.
     On May 5, 1994, the Company filed an amended and restated Certificate of Incorporation effecting a five-for-one stock split of the Company's common stock. All common share and per share amounts have been adjusted retroactively to give effect to the stock split. Additionally, the amended and restated Certificate of Incorporation effected an increase in the number of authorized shares of common stock to 20,000,000 and authorized 5,000,000 shares of preferred stock.
     On May 26, 1994, the Company issued 2,500,000 additional shares of common stock for net proceeds of $14,188,851. The proceeds were received by the Company on June 3, 1994.
     On June 20, 1994, the Company issued 375,000 additional shares of common stock for net proceeds of $2,265,000.
     During the year ended May 31, 1995, the Company issued 197,570 additional shares of common stock upon the exercise of stock options for cash at $2.00 and $7.14 per share for net proceeds of $446,539.
     On August 9, 1995, the Company issued 2,925,000 additional shares of common stock for net proceeds of $48,353,624.
     On September 11, 1995, the Company issued 438,750 additional shares of common stock for net proceeds of $7,364,575.
     During the year ended May 31, 1996, the Company issued 193,880 additional shares of common stock upon the exercise of stock options for cash at $2.00, $6.38, and $7.14 per share for net proceeds of $445,731.
     During the year ended May 31, 1997, the Company issued 506,220 additional shares of common stock upon the exercise of stock options for cash at $0.20, $2.00, and $7.14 per share for net proceeds of $589,927.
     During the year ended May 31, 1998, the Company issued 5,000 additional shares of common stock upon the exercise of stock options for cash at $7.14 per share for net proceeds of $35,700.

(4) INCOME TAXES
As a result of losses incurred to date, the Company has not provided for income taxes. As of May 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $62,100,000, which are available to offset future taxable income, if any, through 2001 to 2013. Deferred tax assets primarily resulted from net operating loss carryforwards and differences in the recognition of research and development, compensatory stock options, and depreciation expenses and the tax benefit from the exercise of stock options. Additionally, the Company had approximately $1,600,000 of research and experimentation tax credits and investment tax credits available to reduce future income taxes through 2013.
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
     The net deferred tax assets as of May 31, 1998 and 1997 are summarized as follows:

---------------------------------------------------------
                             1998              1997
---------------------------------------------------------
Deferred tax
  liability              $          -    $          -
Deferred tax assets
  Net operating loss
     carryforwards         24,100,000      22,100,000
  Tax credit
     carryforwards          1,600,000       1,300,000
  Deferred
     compensation           1,400,000       1,400,000
  Other                       700,000         700,000
---------------------------------------------------------
                           27,800,000      25,500,000
---------------------------------------------------------
Valuation allowance       (27,800,000)    (25,500,000)
---------------------------------------------------------
Net deferred tax
  asset                  $          -    $          -
---------------------------------------------------------

     The net change in the valuation allowance during fiscal years 1998 and 1997 was an increase of $2,300,000 and $2,700,000.

(5) STOCK OPTION PLAN
The Company's Restated Nonqualified Stock Option Plan (the "Employee Stock Option Plan") lapsed on September 30, 1996. Following termination of the Plan, all options outstanding prior to plan termination may be exercised in accordance with their terms. As of May 31, 1998, options to purchase a total of 145,500 shares of the Company's Common Stock at prices between $6.38 and $15.19 per share were outstanding under the Employee Stock Option Plan. These options expire between 1999 and 2004, ten years after the date of grant.
     With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the 1996 Option Plan). This plan provides for the granting of stock options to the Company's directors, officers, key employees and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the year ended May 31, 1998, the Company granted 100,000 options to purchase shares of common stock at prices between $9.56 and $13.38 per share, which was equal to the fair market value of a share of common stock at the date of grant. These options expire in 2007 and 2008, ten years after the date of grant. During the year ended May 31, 1997, the Company granted 195,000 options to purchase shares of common stock at prices between $10.81 and $11.44 per share, which was equal to the fair market value of a share of common stock at the date of grant. These options expire in 2006 and 2007, ten years after the date of grant.
     Compensation expense (benefit) in the amount of $1,284, $2,569 and $(62,726) was recorded for those compensatory options vesting during the years ended May 31, 1998, 1997 and 1996, respectively. Compensation expense represents the amortization over the vesting period of the total deferred compensation attributable to the difference between the fair market value of the options at the date of grant and the exercise price.
     In September 1994, the Company adopted the Nonqualified Stock Option Plan for Outside Directors (Directors Plan) which provides for the granting of nonqualified stock options to directors of the Company who are neither employees of nor consultants to the Company and who were not directors of the Company prior to June 1, 1994. Stock options to purchase a total of 200,000 shares of common stock are available under the Directors Plan. During the year ended May 31, 1998, the Company granted 15,000 options to purchase shares of common stock at a price of $13.38 per share, which was equal to the fair market value of a share of common stock at the date of grant. These options expire in 2008, ten years after the date of grant.


Northfield Laboratories Inc. (a company in the development stage)

     The Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for options granted to directors, officers and key employees under the plans. Accordingly, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                            1998              1997                 1996
-------------------------------------------------------------------------------------------------------------
Net loss as reported                                     $(5,883,378)      $(4,245,693)      $(4,778,875)
Pro forma                                                 (6,658,191)       (4,526,133)       (4,778,875)
Net loss per share as reported                           $     (0.42)      $     (0.30)      $     (0.37)
Pro forma                                                      (0.47)            (0.32)            (0.37)
-------------------------------------------------------------------------------------------------------------

     For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998 and 1997 (as noted above, no options were granted in 1996):

                                                                     1998              1997
------------------------------------------------------------------------------------------------
B1
Expected volatility                                                    57.0%           60.0%
Risk-free interest rate                                                 5.5%            6.7%
Dividend yield                                                             -               -
Expected lives                                                     7.0 years       7.8 years
------------------------------------------------------------------------------------------------

Additional information on shares subject to options is as follows:

---------------------------------------------------------------------------------------------------------------
                                        1998                       1997                       1996
                                -------------------------------------------------------------------------------
                                             WEIGHTED                   WEIGHTED                   WEIGHTED
                                             AVERAGE                    AVERAGE                    AVERAGE
                                             EXERCISE                   EXERCISE                   EXERCISE
                                OPTIONS       PRICE        OPTIONS       PRICE        OPTIONS       PRICE
---------------------------------------------------------------------------------------------------------------
Outstanding at beginning of
  year                          345,500       $10.91       393,435       $ 5.57       599,315       $4.54
Granted                         115,000        13.05       195,000        10.86             -           -
Exercised                         5,000         7.14       242,935         2.21       193,880        2.30
Canceled                              -            -             -            -        12,000        6.86
---------------------------------------------------------------------------------------------------------------
Outstanding at end of year      455,500       $11.49       345,500       $10.91       393,435       $5.57
---------------------------------------------------------------------------------------------------------------
Options exercisable at year
  end                           222,250       $11.59       100,250       $11.75       311,185       $4.24
---------------------------------------------------------------------------------------------------------------
Weighted-average fair value of
  options granted during the
  year                            $8.24                      $7.55                          -
---------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at May 31, 1998:

---------------------------------------------------------------------------------------------------------------
                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                               --------------------------------------------------------------------------------
                                                 WEIGHTED
                                                  AVERAGE        WEIGHTED         OPTIONS          WEIGHTED
                                                 REMAINING       AVERAGE        EXERCISABLE        AVERAGE
                                 NUMBER         CONTRACTUAL      EXERCISE        AT MAY 31,        EXERCISE
  RANGE OF EXERCISE PRICES     OUTSTANDING         LIFE           PRICE             1998            PRICE
---------------------------------------------------------------------------------------------------------------
$ 6.38 -  9.56                    80,500         4.24 years       $ 7.13           42,250           $ 6.69
 10.81 - 15.19                   375,000         8.33              12.43          180,000            12.74
---------------------------------------------------------------------------------------------------------------

(6) STOCK WARRANTS
In connection with demand notes dated September 23, 1986, the Company issued warrants to purchase a total of 90,000 shares of common stock at $5.60 per share. The warrants were exercised on September 30, 1991 (note 3).
     In connection with a demand note dated July 2, 1987, the Company issued warrants to purchase a total of 3,000 shares of Series B convertible preferred stock at $35.68 per share. On June 7, 1988, these warrants were converted to common stock warrants to purchase 15,000 shares of common stock at $7.14 per share. The warrants were exercised on June 29, 1992 (note 3).
     On March 13, 1993, the Company granted warrants to purchase 125,000 shares of common stock of the Company at $13.00 per share. These warrants were canceled on August 3, 1994 and were reissued at $8.00 per share. These warrants expire in 1999. At May 31, 1998, 125,000 shares of authorized common stock were reserved for these warrants.
     In connection with a private placement of the Company's common stock, the Company, on April 22, 1993, granted warrants to purchase a total of 10,000 shares of common stock at $15.19 per share. These warrants expired in 1998.

(7) LEASES
Rent expense amounted to $444,330, $439,189 and $438,759 for the years ended May 31, 1998, 1997 and 1996, respectively.
     The Company has renewed the lease for its corporate facility which now expires in February 2006. The terms of the renewed lease are substantially the same as the original lease. The Company has the option to cancel the lease after February 15, 2002, upon giving written notice at least six months prior to termination, as well as paying a penalty equal to six months rent of $144,375 at February 15, 2002.
     The Company has renewed the lease for its research and manufacturing facility which now expires in June 2003. The terms of the renewed lease are substantially the same as the original lease. The lease is secured by a letter of credit, which is collateralized by a $49,200 certificate of deposit as of May 31, 1998.
     At May 31, 1998, future minimum lease payments under the operating leases are as follows:

--------------------------------
YEAR ENDING
  MAY 31,       AMOUNT
-------------------------------
1999                $  438,477
2000                   452,739
2001                   460,989
2002                   474,849
2003                   483,609
2004 and thereafter  1,018,069
-------------------------------
                    $3,328,732
-------------------------------

(8) EMPLOYEE BENEFIT PLAN
Effective January 1, 1994, the Company established a defined contribution 401(k) savings plan covering each employee of the Company satisfying certain minimum length of service requirements. Matching contributions to the accounts of plan participants are made by the Company in an amount equal to 50% of each plan participant's before-tax contribution, subject to certain maximum contribution limitations, and are made at the discretion of the Company. Expenses incurred under this plan for Company contributions for the years ended





Northfield Laboratories Inc. (a company in the development stage)

May 31, 1998, 1997 and 1996 amounted to $98,567, $99,781 and $87,602, respectively.

(9) SHORT-TERM MARKETABLE SECURITIES
The fair market value of the Company's short-term marketable securities was $27,030,511 at May 31, 1998, which included gross unrealized holding losses of $391. The fair market value of the Company's short-term marketable securities was $38,899,221 at May 31, 1997, which included gross unrealized holding gains and losses of $8,352 and $36,035, respectively.
     At May 31, 1998, all of the Company's short-term marketable securities were scheduled to mature in less than one year.

        EXHIBITS


Number  Description

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

10.2 Lease dated as of June 8, 1989 between the Registrant and OTR (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3 License Agreement dated as of March 6, 1989 between the Registrant and KabiVitrum AB (predecessor of Pharmacia & Upjohn Inc.)(incorporated herein by reference to Exhibit 10.6 to the Registration Statement)

10.4 License Agreement dated as of July 20, 1990 between the Registrant and Eriphyle BV (incorporated herein by reference to Exhibit 10.7 to the Registration Statement)

10.5* Northfield Laboratories Inc. 401(K) Plan (incorporated herein by reference to Exhibit 10.14 to the Registration Statement)

10.6* Northfield Laboratories Inc. Nonqualified Stock Option Plan for Outside Directors (incorporated herein by reference to Exhibit
           10.15 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended May 31, 1994)

10.7* Employment Agreement dated as of January 1, 1996 between the Registrant and Richard E. DeWoskin (incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended May 31, 1996)

10.8* Employment Agreement dated as of January 1, 1996 between the Registrant and Steven A. Gould, M.D. (incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended May 31, 1996)

10.9* Employment Agreement dated as of January 1, 1996 between the Registrant and Jack J. Kogut (incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended May 31, 1996)


10.10 Amendment to Lease dated as of January 7, 1998 between the Registrant and First Illinois Bank of Evanston, N.A.

10.11 Amendment to Lease dated as of May 6, 1998 between the Registrant and OTR

23.1       Consent of KPMG Peat Marwick LLP

27         Financial Data Schedule.


* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).


Northfield Laboratories Inc. (a company in the development stage)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 14, 1998.



                               NORTHFIELD
                               Corporation Inc.


                               By:  /s/ Richard E. DeWoskin
                                  -------------------------------
                               Richard E. DeWoskin
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 14, 1998.



      SIGNATURE                                   TITLE

   /s/ Richard E. DeWoskin        Chairman of the Board and Chief Executive Officer
-----------------------------     (principal executive officer)
   Richard E. DeWoskin


   /s/ Steven A. Gould, M.D.      President and Director
-----------------------------
     Steven A. Gould, M.D.


     /s/ Jack J. Kogut            Vice President - Finance, Secretary and Treasurer
-----------------------------     (principal financial and accounting officer)
     Jack J. Kogut


   /s/ Gerald S. Moss, M.D.       Director
-----------------------------
     Gerald S. Moss, M.D.

   /s/ Bruce S. Chelberg          Director
-----------------------------
     Bruce S. Chelberg

   /s/ Jack Olshansky             Director
-----------------------------
     Jack Olshansky

   /s/ David A. Savner            Director
-----------------------------
     David A. Savner