Form 10-Q
period 1998-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 1998-10-14
CIK 920947

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED AUGUST 31, 1998
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    --------------
                         COMMISSION FILE NUMBER 0-24050

                          NORTHFIELD LABORATORIES INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                               36-3378733
              (State or other jurisdiction                                  (I.R.S. Employer
            of incorporation or organization)                            Identification Number)

   1560 SHERMAN AVENUE, SUITE 1000, EVANSTON, ILLINOIS                         60201-4800
        (Address of principal executive offices)                               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (847) 864-3500

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.       YES                        NO
                                ---                       ---
    AS OF AUGUST 31, 1998, REGISTRANT HAD 14,097,375 SHARES OF COMMON STOCK
                                 OUTSTANDING.


=============================================================================

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                              Financial Statements

                                August 31, 1998

                       (See accompanying review report of
                             KPMG Peat Marwick LLP)

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 1998, and the related statements of operations and cash flows for the three-month periods ended August 31, 1998 and 1997 and for the period from June 19, 1985 (inception) through August 31, 1998. We have also reviewed the statements of shareholders' equity (deficit) for the three-month period ended August 31, 1998 and for the period from June 19, 1985 (inception) through August 31, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Northfield Laboratories Inc. as of May 31, 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 1998 (not presented herein); and in our report dated July 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 1998 and in the accompanying statement of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statement from which it has been derived.


                                         /s/ KPMG Peat Marwick LLP
                                         -------------------------



September 25, 1998

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                  August 31, 1998 (unaudited) and May 31, 1998

                                                     AUGUST 31,      MAY 31,
                      ASSETS                            1998          1998
                                                    ------------  ------------
Current assets:
    Cash                                            $ 24,784,663    26,473,577
    Short-term marketable securities                  26,501,806    27,030,902
    Prepaid expenses                                     300,283       373,151
    Other current assets                                 173,892        17,657
                                                    ------------  ------------

              Total current assets                    51,760,644    53,895,287

Property, plant and equipment, net                     2,955,958     2,996,937
Other assets                                              27,002        27,255
                                                    ------------  ------------

                                                    $ 54,743,604    56,919,479
                                                    ============  ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     514,575     1,037,267
    Accrued expenses                                      90,504        81,522
    Accrued compensation and benefits                    271,030       253,345
                                                    ------------  ------------

              Total current liabilities                  876,109     1,372,134

Other liabilities                                        100,000        98,976
                                                    ------------  ------------

              Total liabilities                          976,109     1,471,110
                                                    ------------  ------------

Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized
      5,000,000 shares; none issued and outstanding           --            --
    Common stock, $.01 par value.  Authorized
      20,000,000 shares; issued and outstanding
      14,097,375 shares at August 31, 1998 and
      May 31, 1998, respectively                         140,974       140,974
    Additional paid-in capital                       116,047,635   116,047,635
    Deficit accumulated during the
      development stage                              (62,421,114)  (60,740,240)
                                                    ------------  ------------

              Total shareholders' equity              53,767,495    55,448,369
                                                    ------------  ------------

                                                    $ 54,743,604    56,919,479
                                                    ============  ============


See accompanying independent auditors' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

                Three months ended August 31, 1998 and 1997 and
                 for the period from June 19, 1985 (inception)
                            through August 31, 1998

                                                               CUMULATIVE
                                    THREE MONTHS ENDED             FROM
                                         AUGUST 31,           JUNE 19, 1985
                                 -------------------------       THROUGH
                                     1998         1997       AUGUST 31, 1998
                                 ------------  -----------   ---------------
                                  (UNAUDITED)  (UNAUDITED)     (UNAUDITED)
Revenues - license income        $        --            --       3,000,000
Costs and expenses:
    Research and development       1,806,653     1,585,734      54,093,470
    General and administrative       590,559       582,465      27,489,919
                                 -----------   -----------     -----------

                                   2,397,212     2,168,199      81,583,389
                                 -----------   -----------     -----------

Other income and expense:
    Interest income                  716,338       838,405      16,245,509
    Interest expense                      --            --          83,234
                                 -----------   -----------     -----------

                                     716,338       838,405      16,162,275
                                 -----------   -----------     -----------

            Net loss             $(1,680,874)   (1,329,794)    (62,421,114)
                                 ===========   ===========     ===========

            Net loss per share   $     (0.12)        (0.09)          (7.55)
                                 ===========   ===========     ===========

Shares used in calculation of
  per share data                  14,097,375    14,092,375       8,267,822
                                 ===========   ============    ===========


See accompanying independent auditors' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                 Three months ended August 31, 1998 and for the period from June 19, 1985 (inception) through August 31, 1998

                                                                                PREFERRED STOCK           COMMON STOCK
                                                                             ---------------------   ---------------------
                                                                               NUMBER    AGGREGATE     NUMBER    AGGREGATE
                                                                             OF SHARES    AMOUNT     OF SHARES     AMOUNT
                                                                             ---------   ---------   ---------   ---------

Issuance of common stock on August 27, 1985                                     --       $  --       3,500,000   $  35,000
Issuance of Series A convertible preferred stock at $4.00 per share
   on August 27, 1985 (net of costs of issuance of $79,150)                     --          --              --          --
Net loss                                                                        --          --              --          --
                                                                             ---------   ---------   ---------   ---------

Balance at May 31, 1986                                                         --          --       3,500,000      35,000
Net loss                                                                        --          --              --          --
Deferred compensation relating to grant of stock options                        --          --              --          --
Amortization of deferred compensation                                           --          --              --          --
                                                                             ---------   ---------   ---------   ---------

Balance at May 31, 1987                                                         --          --       3,500,000      35,000
Issuance of Series B convertible preferred stock at $35.68 per share
   on August 14, 1987 (net of costs of issuance of $75,450)                     --          --              --          --
Net loss                                                                        --          --              --          --
Amortization of deferred compensation                                           --          --              --          --
                                                                             ---------   ---------   ---------  ----------

Balance at May 31, 1988                                                         --          --       3,500,000      35,000
Issuance of common stock at $24.21 per share on June 7, 1988
   (net of costs of issuance of $240,000)                                       --          --         413,020       4,130
Conversion of Series A convertible preferred stock to
    common stock on June 7, 1988                                                --          --       1,250,000      12,500
Conversion of Series B convertible preferred stock to
    common stock on June 7, 1988                                                --          --       1,003,165      10,032
Exercise of stock options at $2.00 per share                                    --          --          47,115         471
Issuance of common stock at $28.49 per share on
    March 6, 1989 (net of costs of issuance of $21,395)                         --          --         175,525       1,755
Issuance of common stock at $28.49 per share on March 30,
    1989 (net of costs of issuance of $10,697)                                  --          --          87,760         878
Sale of options at $28.29 per share to purchase common
   stock at $.20 per share on March 30, 1989 (net of
   costs of issuance of $4,162)                                                 --          --              --          --
Net loss                                                                        --          --              --          --
Deferred compensation relating to grant of stock options                        --          --              --          --
Amortization of deferred compensation                                           --          --              --          --
                                                                             ---------   ---------   ---------   ---------

Balance at May 31, 1989                                                         --          --       6,476,585      64,766
Net loss                                                                        --          --              --          --
Deferred compensation relating to grant of stock options                        --          --              --          --
Amortization of deferred compensation                                           --          --              --          --
                                                                             ---------   ---------   ---------   ---------

Balance at May 31, 1990                                                         --          --       6,476,585      64,766
Net loss                                                                        --          --              --          --
Amortization of deferred compensation                                           --          --              --          --
                                                                             ---------   ---------   ---------   ---------

Balance at May 31, 1991                                                         --          --       6,476,585      64,766
Exercise of stock warrants at $5.60 per share                                   --          --          90,000         900
Net loss                                                                        --          --              --          --
Amortization of deferred compensation                                           --          --              --          --
                                                                             ---------   ---------   ---------   ---------

Balance at May 31, 1992                                                         --          --       6,566,585      65,666
Exercise of stock warrants at $7.14 per share                                   --          --          15,000         150
Issuance of common stock at $15.19 per share
   on April 19, 1993 (net of costs of issuance of $20,724)                      --          --         374,370       3,744
Net loss                                                                        --          --              --          --
Amortization of deferred compensation                                           --          --              --          --
                                                                             ---------   ---------   ---------   ---------

Balance at May 31, 1993                                                         --       $  --       6,955,955   $  69,560
                                                                             ---------   ---------   ---------   ---------


                                                                          SERIES A CONVERTIBLE   SERIES B CONVERTIBLE
                                                                             PREFERRED STOCK       PREFERRED STOCK
                                                                          --------------------  ---------------------   ADDITIONAL
                                                                            NUMBER   AGGREGATE    NUMBER    AGGREGATE    PAID-IN
                                                                          OF SHARES    AMOUNT   OF SHARES     AMOUNT     CAPITAL
                                                                          ---------  ---------  ---------   ---------  -----------
Issuance of common stock on August 27, 1985                                     --   $      --  $      --   $      --     (28,000)
Issuance of Series A convertible preferred stock at $4.00 per share
   on August 27, 1985 (net of costs of issuance of $79,150)                250,000     250,000         --          --     670,850
Net loss                                                                        --          --         --          --          --
                                                                          --------   ---------  ---------   ---------  ----------

Balance at May 31, 1986                                                    250,000     250,000         --          --     642,850
Net loss                                                                        --          --         --          --          --
Deferred compensation relating to grant of stock options                        --          --         --          --   2,340,000
Amortization of deferred compensation                                           --          --         --          --          --
                                                                          --------   ---------  ---------   ---------  ----------

Balance at May 31, 1987                                                    250,000     250,000         --          --   2,982,850
Issuance of Series B convertible preferred stock at $35.68 per share
   on August 14, 1987 (net of costs of issuance of $75,450)                     --          --    200,633     200,633   6,882,502
Net loss                                                                        --          --         --          --          --
Amortization of deferred compensation                                           --          --         --          --          --
                                                                          --------   ---------  ---------   ---------  ----------

Balance at May 31, 1988                                                    250,000     250,000    200,633     200,633   9,865,352
Issuance of common stock at $24.21 per share on June 7, 1988
   (net of costs of issuance of $240,000)                                       --          --         --          --   9,749,870
Conversion of Series A convertible preferred stock to
    common stock on June 7, 1988                                          (250,000)   (250,000)        --          --     237,500
Conversion of Series B convertible preferred stock to
    common stock on June 7, 1988                                                --          --   (200,633)   (200,633)    190,601
Exercise of stock options at $2.00 per share                                    --          --         --          --      93,759
Issuance of common stock at $28.49 per share on
    March 6, 1989 (net of costs of issuance of $21,395)                         --          --         --          --   4,976,855
Issuance of common stock at $28.49 per share on March 30,
    1989 (net of costs of issuance of $10,697)                                  --          --         --          --   2,488,356

Sale of options at $28.29 per share to purchase common
   stock at $.20 per share on March 30, 1989 (net of
   costs of issuance of $4,162)                                                 --          --         --          --   7,443,118
Net loss                                                                        --          --         --          --          --
Deferred compensation relating to grant of stock options                        --          --         --          --     683,040
Amortization of deferred compensation                                           --          --         --          --          --
                                                                          --------   ---------  ---------   ---------  ----------

Balance at May 31, 1989                                                         --          --         --          --  35,728,451
Net loss                                                                        --          --         --          --          --
Deferred compensation relating to grant of stock options                        --          --         --          --     699,163
Amortization of deferred compensation                                           --          --         --          --          --
                                                                          --------   ---------  ---------   ---------  ----------

Balance at May 31, 1990                                                         --          --         --          --  36,427,614
Net loss                                                                        --          --         --          --          --
Amortization of deferred compensation                                           --          --         --          --          --
                                                                          --------   ---------  ---------   ---------  ----------

Balance at May 31, 1991                                                         --          --         --          --  36,427,614
Exercise of stock warrants at $5.60 per share                                   --          --         --          --     503,100
Net loss                                                                        --          --         --          --          --
Amortization of deferred compensation                                           --          --         --          --          --
                                                                          --------   ---------  ---------   ---------  ----------

Balance at May 31, 1992                                                         --          --         --          --  36,930,714
Exercise of stock warrants at $7.14 per share                                   --          --         --          --     106,890
Issuance of common stock at $15.19 per share
   on April 19, 1993 (net of costs of issuance of $20,724)                      --          --         --          --   5,663,710

Net loss                                                                        --          --         --          --          --
Amortization of deferred compensation                                           --          --         --          --          --
                                                                          --------   ---------  ---------   ---------  ----------

Balance at May 31, 1993                                                         --   $      --  $      --   $      --  42,701,314
                                                                          --------   ---------  ---------   ---------  ----------

                                                                          DEFICIT                    TOTAL
                                                                        ACCUMULATED                  SHARE-
                                                                        DURING THE      DEFERRED    HOLDER'S
                                                                        DEVELOPMENT      COMPEN-    EQUITY
                                                                           STAGE         SATION    (DEFICIT)
                                                                       -------------  -----------  ----------
Issuance of common stock on August 27, 1985                                     --            --        7,000
Issuance of Series A convertible preferred stock at $4.00 per share
   on August 27, 1985 (net of costs of issuance of $79,150)                     --            --      920,850
Net loss                                                                  (607,688)           --     (607,688)
                                                                       -----------    ----------   ----------

Balance at May 31, 1986                                                   (607,688)           --      320,162
Net loss                                                                (2,429,953)           --   (2,429,953)
Deferred compensation relating to grant of stock options                        --    (2,340,000)          --
Amortization of deferred compensation                                           --       720,000      720,000
                                                                       -----------    ----------   ----------

Balance at May 31, 1987                                                 (3,037,641)   (1,620,000)  (1,389,791)
Issuance of Series B convertible preferred stock at $35.68 per share
   on August 14, 1987 (net of costs of issuance of $75,450)                     --            --    7,083,135
Net loss                                                                (3,057,254)           --   (3,057,254)
Amortization of deferred compensation                                           --       566,136      566,136
                                                                       -----------    ----------   ----------

Balance at May 31, 1988                                                 (6,094,895)   (1,053,864)   3,202,226
Issuance of common stock at $24.21 per share on June 7, 1988
   (net of costs of issuance of $240,000)                                       --            --    9,754,000
Conversion of Series A convertible preferred stock to
    common stock on June 7, 1988                                                --            --           --
Conversion of Series B convertible preferred stock to
    common stock on June 7, 1988                                                --            --           --
Exercise of stock options at $2.00 per share                                    --            --       94,230
Issuance of common stock at $28.49 per share on
    March 6, 1989 (net of costs of issuance of $21,395)                         --            --    4,978,610
Issuance of common stock at $28.49 per share on March 30,
    1989 (net of costs of issuance of $10,697)                                  --            --    2,489,234

Sale of options at $28.29 per share to purchase common
   stock at $.20 per share on March 30, 1989 (net of
   costs of issuance of $4,162)                                                 --            --    7,443,118
Net loss                                                                  (791,206)           --     (791,206)
Deferred compensation relating to grant of stock options                        --      (683,040)          --
Amortization of deferred compensation                                           --       800,729      800,729
                                                                       -----------    ----------   ----------

Balance at May 31, 1989                                                 (6,886,101)     (936,175)  27,970,941
Net loss                                                                (3,490,394)           --   (3,490,394)
Deferred compensation relating to grant of stock options                        --      (699,163)          --
Amortization of deferred compensation                                           --       546,278      546,278
                                                                       -----------    ----------   ----------

Balance at May 31, 1990                                                (10,376,495)   (1,089,060)  25,026,825
Net loss                                                                (5,579,872)           --   (5,579,872)
Amortization of deferred compensation                                           --       435,296      435,296
                                                                       -----------    ----------   ----------

Balance at May 31, 1991                                                (15,956,367)     (653,764)  19,882,249
Exercise of stock warrants at $5.60 per share                                   --            --      504,000
Net loss                                                                (7,006,495)           --   (7,006,495)
Amortization of deferred compensation                                           --       254,025      254,025
                                                                       -----------    ----------   ----------

Balance at May 31, 1992                                                (22,962,862)     (399,739)  13,633,779
Exercise of stock warrants at $7.14 per share                                   --            --      107,040
Issuance of common stock at $15.19 per share
   on April 19, 1993 (net of costs of issuance of $20,724)                      --            --    5,667,454

Net loss                                                                (8,066,609)           --   (8,066,609)
Amortization of deferred compensation                                           --       254,025      254,025
                                                                       -----------    ----------   ----------

Balance at May 31, 1993                                                (31,029,471)     (145,714)  11,595,689
                                                                       -----------    ----------   ----------


                                                                        PREFERRED STOCK                     COMMON STOCK
                                                                     ---------------------              ---------------------
                                                                      NUMBER     AGGREGATE               NUMBER     AGGREGATE
                                                                     OF SHARES    AMOUNT                 OF SHARES   AMOUNT
                                                                     ---------------------              ---------------------
Net loss                                                                     --     $    --                    --   $     --
Issuance of common stock at $6.50 per share on May 26, 1994
(net of costs of issuance of $2,061,149)                                     --          --             2,500,000     25,000
Cancellation of stock options                                                --          --                    --         --
Amortization of deferred compensation                                        --          --                    --         --
                                                                        --------    --------           -----------  ---------

Balance at May 31, 1994                                                      --          --             9,455,955     94,560
Net loss                                                                     --          --                    --         --
Issuance of common stock at $6.50 per share on June 20, 1994
(net of issuance costs of $172,500)                                          --          --               375,000      3,750
Exercise of stock options at $7.14 per share                                 --          --                10,000        100
Exercise of stock options at $2.00 per share                                 --          --               187,570      1,875
Cancellation of stock options                                                --          --                    --         --
Amortization of deferred compensation                                        --          --                    --         --
                                                                        --------    --------           -----------  ---------

Balance at May 31, 1995                                                      --          --            10,028,525    100,285
Net loss                                                                     --          --                    --         --
Issuance of common stock at $17.75 per share on August 9, 1995
(net of issuance costs of $3,565,125)                                        --          --             2,925,000     29,250
Issuance of common stock at $17.75 per share on September 11, 1995
(net of issuance costs of $423,238)                                          --          --               438,750      4,388
Exercise of stock options at $2.00 per share                                 --          --               182,380      1,824
Exercise of stock options at $6.38 per share                                 --          --                 1,500         15
Exercise of stock options at $7.14 per share                                 --          --                10,000        100
Cancellation of stock options                                                --          --                    --         --
Amortization of deferred compensation                                        --          --                    --         --
                                                                        --------    --------           -----------  --------

Balance at May 31, 1996                                                      --          --            13,586,155    135,862
Net loss                                                                     --          --                    --         --
Exercise of stock options at $0.20 per share                                 --          --               263,285      2,633
Exercise of stock options at $2.00 per share                                 --          --               232,935      2,329
Exercise of stock options at $7.14 per share                                 --          --                10,000        100
Amortization of deferred compensation                                        --          --                    --         --
                                                                        --------    --------           -----------  ---------

Balance at May 31, 1997                                                      --          --            14,092,375    140,924
Net loss                                                                     --          --                    --         --
Exercise of stock options at $7.14 per share                                 --          --                 5,000         50
Amortization of deferred compensation                                        --          --                    --         --
                                                                        --------    --------           -----------  ---------

Balance at May 31, 1998                                                      --          --            14,097,375    140,974
Net loss (unaudited)                                                         --          --                    --         --
                                                                        --------    --------           -----------  ---------

Balance at August 31, 1998 (unaudited)                                       --          --            14,097,375   $140,974
                                                                        ========    ========           ===========  =========

See accompanying notes to financial statements.

                                                                             SERIES A                  SERIES B
                                                                            CONVERTIBLE               CONVERTIBLE
                                                                          PREFERRED STOCK           PREFERRED STOCK
                                                                        --------------------     ---------------------   ADDITIONAL
                                                                         NUMBER    AGGREGATE      NUMBER    AGGREGATE     PAID-IN
                                                                        OF SHARES  AMOUNT        OF SHARES   AMOUNT       CAPITAL
                                                                        --------------------     ---------------------  ------------
Net loss                                                                     --    $     --            --    $     --            --
Issuance of common stock at $6.50 per share on May 26, 1994                  --          --            --          --    14,163,851
(net of costs of issuance of $2,061,149)
Cancellation of stock options                                                --          --            --          --       (85,400)
Amortization of deferred compensation                                        --          --            --          --            --
                                                                        --------  ----------     ---------  ----------  ------------

Balance at May 31, 1994                                                      --          --            --          --    56,779,765
Net loss                                                                     --          --            --          --            --
Issuance of common stock at $6.50 per share on June 20, 1994                 --          --            --          --     2,261,250
(net of issuance costs of $172,500)
Exercise of stock options at $7.14 per share                                 --          --            --          --        71,300
Exercise of stock options at $2.00 per share                                 --          --            --          --       373,264
Cancellation of stock options                                                --          --            --          --      (106,750)
Amortization of deferred compensation                                        --          --            --          --            --
                                                                        --------  ----------     ---------  ----------  ------------

Balance at May 31, 1995                                                      --          --            --          --    59,378,829
Net loss                                                                     --          --            --          --            --
Issuance of common stock at $17.75 per share on August 9, 1995               --          --            --          --    48,324,374
(net of issuance costs of $3,565,125)
Issuance of common stock at $17.75 per share on September 11, 1995           --          --            --          --     7,360,187
(net of issuance costs of $423,238)
Exercise of stock options at $2.00 per share                                 --          --            --          --       362,937
Exercise of stock options at $6.38 per share                                 --          --            --          --         9,555
Exercise of stock options at $7.14 per share                                 --          --            --          --        71,300
Cancellation of stock options                                                --          --            --          --       (80,062)
Amortization of deferred compensation                                        --          --            --          --            --
                                                                        --------  ----------     ---------  ----------  ------------

Balance at May 31, 1996                                                      --          --            --          --   115,427,120
Net loss                                                                     --          --            --          --            --
Exercise of stock options at $0.20 per share                                 --          --            --          --        50,025
Exercise of stock options at $2.00 per share                                 --          --            --          --       463,540
Exercise of stock options at $7.14 per share                                 --          --            --          --        71,300
Amortization of deferred compensation                                        --          --            --          --            --
                                                                        --------  ----------     ---------  ----------  ------------

Balance at May 31, 1997                                                      --          --            --          --   116,011,985
Net loss                                                                     --          --            --          --            --
Exercise of stock options at $7.14 per share                                 --          --            --          --        35,650
Amortization of deferred compensation                                        --          --            --          --            --
                                                                        --------  ----------     ---------  ----------  ------------

Balance at May 31, 1998                                                      --          --            --          --   116,047,635
Net loss (unaudited)                                                         --          --            --          --            --
                                                                        --------  ----------     ---------  ----------  ------------

Balance at August 31, 1998 (unaudited)                                       --    $     --            --    $     --   116,047,635
                                                                        ========  ==========     =========  ==========  ============


                                                                             DEFICIT                                TOTAL
                                                                           ACCUMULATED                              SHARE-
                                                                           DURING THE            DEFERRED          HOLDERS'
                                                                           DEVELOPMENT           COMPEN-            EQUITY
                                                                              STAGE              SATION           (DEFICIT)
                                                                           -----------          ----------        ----------
Net loss                                                                   (7,363,810)                 --         (7,363,810)
Issuance of common stock at $6.50 per share on May 26, 1994                        --                  --         14,188,851
(net of costs of issuance of $2,061,149)
Cancellation of stock options                                                      --              85,400                 --
Amortization of deferred compensation                                              --                 267                267
                                                                           -----------          ----------        ----------

Balance at May 31, 1994                                                   (38,393,281)            (60,047)        18,420,997
Net loss                                                                   (7,439,013)                 --         (7,439,013)
Issuance of common stock at $6.50 per share on June 20, 1994                       --                  --          2,265,000
(net of issuance costs of $172,500)
Exercise of stock options at $7.14 per share                                       --                  --             71,400
Exercise of stock options at $2.00 per share                                       --                  --            375,139
Cancellation of stock options                                                      --             106,750                --
Amortization of deferred compensation                                              --             (67,892)           (67,892)
                                                                           -----------          ----------        ----------

Balance at May 31, 1995                                                   (45,832,294)            (21,189)        13,625,631
Net loss                                                                   (4,778,875)                 --         (4,778,875)
Issuance of common stock at $17.75 per share on August 9, 1995                     --                  --         48,353,624
(net of issuance costs of $3,565,125)
Issuance of common stock at $17.75 per share on September 11, 1995                 --                  --          7,364,575
(net of issuance costs of $423,238)
Exercise of stock options at $2.00 per share                                       --                  --            364,761
Exercise of stock options at $6.38 per share                                       --                  --              9,570
Exercise of stock options at $7.14 per share                                       --                  --             71,400
Cancellation of stock options                                                      --              80,062                --
Amortization of deferred compensation                                              --             (62,726)           (62,726)
                                                                           -----------         ----------         ----------

Balance at May 31, 1996                                                   (50,611,169)             (3,853)        64,947,960
Net loss                                                                   (4,245,693)                 --         (4,245,693)
Exercise of stock options at $0.20 per share                                       --                  --             52,658
Exercise of stock options at $2.00 per share                                       --                  --            465,869
Exercise of stock options at $7.14 per share                                       --                  --             71,400
Amortization of deferred compensation                                              --               2,569              2,569
                                                                           -----------         ----------         ----------

Balance at May 31, 1997                                                   (54,856,862)             (1,284)        61,294,763
Net loss                                                                   (5,883,378)                 --         (5,883,378)
Exercise of stock options at $7.14 per share                                       --                  --             35,700
Amortization of deferred compensation                                              --               1,284              1,284
                                                                           -----------         ----------          ----------

Balance at May 31, 1998                                                   (60,740,240)                 --         55,448,369
Net loss (unaudited)                                                       (1,680,874)                 --         (1,680,874)
                                                                           -----------         ----------         ----------

Balance at August 31, 1998 (unaudited)                                    (62,421,114)                 --         53,767,495
                                                                           ===========         ==========         ==========

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

            Three months ended August 31, 1998 and 1997 and for the period from June 19, 1985 (inception) through August 31, 1998



                                                                                           CUMULATIVE
                                                               THREE MONTHS ENDED             FROM
                                                                    AUGUST 31,           JUNE 19, 1985
                                                           ---------------------------      THROUGH
                                                                1998          1997       AUGUST 31, 1998
                                                           -------------  ------------  ----------------
                                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                $ (1,680,874)   (1,329,794)    (62,421,114)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                           164,306       114,752      13,532,598
        Amortization of deferred compensation                        --           642       3,449,991
        Loss on sale of equipment                                    --            --          66,359
        Changes in assets and liabilities:
          Prepaid expenses                                       72,868        68,356        (411,294)
          Other current assets                                 (165,402)     (242,891)     (2,070,143)
          Other assets                                               --         4,166         (42,147)
          Accounts payable                                     (522,692)     (196,293)        514,575
          Accrued expenses                                        8,982        15,810          90,504
          Accrued compensation and benefits                      17,685        18,442         271,030
          Other liabilities                                       1,024        (4,126)        100,000
                                                           ------------   -----------     -----------

            Net cash used in operating activities            (2,104,103)   (1,550,936)    (46,919,641)
                                                           ------------   -----------     -----------

Cash flows from investing activities:
   Purchase of property, plant, equipment
      and capitalized engineering costs                        (113,907)     (148,968)    (14,609,095)
   Proceeds from matured marketable securities               25,649,200    10,049,200     310,440,781
   Proceeds from sale of marketable securities                       --            --       7,141,656
   Purchase of marketable securities                        (25,120,104)  (21,918,561)    344,084,244)
   Proceeds from sale of equipment                                   --            --          76,587
                                                           ------------   -----------     -----------

            Net cash used in investing activities               415,189   (12,018,329)    (41,034,315)
                                                           ------------   -----------     -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                            --            --     102,363,528
   Payment of common stock issuance costs                            --            --      (5,072,012)
   Proceeds from issuance of preferred stock                         --            --       6,644,953
   Proceeds from sale of stock options to
      purchase common shares                                         --            --       7,443,118
   Proceeds from issuance of notes payable                           --            --       1,500,000
   Repayment of notes payable                                        --            --        (140,968)
                                                           ------------   -----------     -----------

            Net cash provided by financing activities                --            --     112,738,619
                                                           -------------  -----------     -----------

            Net increase (decrease) in cash                  (1,688,914)  (13,569,265)     24,784,663

Cash at beginning of period                                  26,473,577    21,367,496              --
                                                           ------------   -----------     -----------

Cash at end of period                                      $ 24,784,663     7,798,231      24,784,663
                                                           ============   ===========     ===========


See accompanying independent auditors' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                         Notes to Financial Statements

                                August 31, 1998



(1)  BASIS OF PRESENTATION

     The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the year ending May 31, 1999. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 1998.

(2)  COMPUTATION OF NET LOSS PER SHARE

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Since its incorporation in 1985, Northfield Laboratories Inc. ("Northfield" or the "Company") has devoted substantially all of its efforts and resources to the research, development and clinical testing of its potential product, PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception to August 31, 1998, Northfield incurred operating losses totaling $62,421,000.

     The Company's success will depend on several factors, including its ability to obtain Food & Drug Administration regulatory approval of PolyHeme and the Company's manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, and enforce its patent positions. The Company has experienced significant delays in the development and clinical testing of PolyHeme. There can be no assurance that the Company will be able to achieve these goals or that it will be able to realize product revenues or profitability on a sustained basis or at all.

     The Company anticipates that research and development expenses will increase during the foreseeable future. These expected increases are attributable to anticipated future clinical trials for domestic and international markets, monitoring and reporting the results of such trials and continuing process development associated with improving the Company's manufacturing capacity to permit commercial-scale production of PolyHeme. The Company expects that general and administrative expenses will increase over the foreseeable future due to increased expenses relating to the expansion of the Company's organization in support of expanded commercial operations.

                              RESULTS OF OPERATIONS

     The Company reported no revenues for either of the three-month periods ended August 31, 1998 or 1997. From its inception through August 31, 1998, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

     Operating expenses for the Company's first fiscal quarter ended August 31, 1998 totaled $2,397,000, an increase of $229,000 from the $2,168,000 reported in the first quarter of fiscal 1998. Measured on a percentage basis, total expenses in the first quarter of fiscal 1999 increased by 10.6%. This increase was primarily due to increased costs associated with the Company's expanding clinical trials.

     Research and development expenses for the first quarter of fiscal 1999 totaled $1,807,000, an increase of $221,000, or 13.9%, from the $1,586,000 reported in the first quarter of fiscal 1998. The majority of the increase in research and development expenses resulted from increases associated with conducting and producing PolyHeme for use in the Company's clinical trials. Phase II clinical trials remain open and are on-going, enrolling high volume trauma patients. During the quarter, Northfield also started amortizing accumulated capitalized engineering costs. The Company anticipates that research and development expenses will increase over the next several quarters. Additional costs are planned for expanded multi-center clinical trials, third-party clinical monitoring as well as costs to manufacture additional product.

     General and administrative expenses in the first quarter of fiscal 1999 totaled $591,000 compared to expenses of $582,000 in the first quarter of 1998, representing an increase of $9,000, or 1.5%. Northfield continues to focus its resources on research and development activities. The Company will continue to prioritize research and development over general and administrative expenses.

INTEREST INCOME

     Interest income in the first quarter of fiscal 1999 totaled $716,000, or a $122,000 decrease from the $838,000 in interest income reported in the first quarter of fiscal 1998. Lower interest rates in fiscal 1999 combined with lower available investment balances accounted for the decrease. Interest income is expected to remain below prior year levels for the remainder of fiscal 1999 as the Company continues to utilize its existing cash resources.

NET LOSS

     The net loss for the first quarter ended August 31, 1998 was $1,681,000, or $.12 per basic share, compared to a net loss of $1,330,000, or $.09 per basic share, for the first quarter ended August 31, 1997. The increase in the loss per basic share is primarily the result of the increase in the dollar loss.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through August 31, 1998, the Company has used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $61,529,000. For the three-month periods ended August 31, 1998 and 1997, these cash expenditures totaled $2,218,000 and $1,700,000, respectively. The net cash outlay for the first quarter of fiscal 1999 of $2,218,000 reflects the increased level of clinical trials currently underway.

     The Company has financed its research and development and other activities to date primarily through the public and private sale of its equity securities and, to a more limited extent, through the license of product rights. As of August 31, 1998, the Company had cash and marketable securities totaling $51,286,000.

     The Company believes its existing capital resources will be adequate to satisfy its operating capital requirements and maintain its existing pilot manufacturing plant and office facilities for approximately the next 36-48 months. Thereafter, the Company is likely to require substantial additional capital to continue its operations. If the company uses its own resources to fund the construction of a commercial-scale manufacturing facility, which is estimated to cost approximately $45 million, it will significantly accelerate the Company's need to raise additional capital.

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

YEAR 2000

     The Company has reviewed its internal computer applications and has consulted with its vendors who provide software services. The Company believes it is substantially year 2000 compliant and that any required changes in coding will be handled in a manner non-disruptive to the business and at a minimal cost.

     Northfield is dependent in its operations on a number of suppliers whose individual status in achieving a year 2000 conversion is not known at this time. In the event that Northfield or any of Northfield's significant suppliers experience disruption due to the year 2000 issue, the Company's operations could adversely affected.

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

            EXHIBIT 27 - Financial Data Schedule

        (b) None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 1998.

                         NORTHFIELD  LABORATORIES  INC.



                                        By:      /s/ Richard E. DeWorskin
                                                 -------------------------------
                                                 Richard E. DeWorskin
                                                 Chairman of the Board and Chief
                                                 Executive Officer


                                        By:       /s/ Jack J. Kogut
                                                  ------------------------------
                                                  Secretary and Treasurer
                                                  (principal financial officer
                                                  and principal accounting
                                                  officer)