Form 10-Q
period 1998-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 1999-01-14
CIK 920947

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED NOVEMBER 30, 1998
                                       OR
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.       YES                        NO
                                ---                       ---
    AS OF NOVEMBER 30, 1998, REGISTRANT HAD 14,114,875 SHARES OF COMMON STOCK
                                 OUTSTANDING.


=============================================================================

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                              Financial Statements

                                November 30, 1998

                       (See accompanying review report of
                             KPMG Peat Marwick LLP)

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 1998, and the related statements of operations and for the three-month and six-month periods ended November 30, 1998 and 1997, and cash flows for the six-month periods ended November 30, 1998 and 1997, and for the period from June 19, 1985 (inception) through November 30, 1998. We have also reviewed the statements of shareholders' equity (deficit) for the six-month period ended November 30, 1998 and for the period from June 19, 1985 (inception) through November 30, 1998. These financial statements are the responsibility of the Company's management.

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






December 21, 1998

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                 November 30, 1998 (unaudited) and May 31, 1998



                                                                   NOVEMBER 30          MAY 31,
                                 ASSETS                               1998               1998
                                                                  -------------       ----------
Current assets:
 Cash                                                             $  28,118,472       26,473,577
 Short-term marketable securities                                    21,748,144       27,030,902
 Prepaid expenses                                                       263,602          373,151
 Other current assets                                                    43,477           17,657
                                                                  -------------       ----------

     Total current assets                                            50,173,695       53,895,287

Property, plant and equipment, net                                    2,886,021        2,996,937
Other assets                                                             26,749           27,255
                                                                  -------------       ----------

                                                                  $  53,086,465       56,919,479
                                                                  =============       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                       523,099        1,037,267
 Accrued expenses                                                        69,893           81,522
 Accrued compensation and benefits                                      265,693          253,345
                                                                  -------------       ----------

     Total current liabilities                                          858,685        1,372,134

Other liabilities                                                       100,000           98,976
                                                                  -------------       ----------

     Total liabilities                                                  958,685        1,471,110
                                                                  -------------       ----------

Shareholders' equity:
 Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
  none issued and outstanding                                              --               --

 Common stock, $.01 par value.  Authorized 20,000,000 shares;
  issued and outstanding 14,114,875 and 14,097,375 shares
  at November 30, 1998 and May 31, 1998, respectively                   141,149          140,974
 Additional paid-in capital                                         116,172,410      116,047,635
 Deficit accumulated during the development stage                   (64,185,779)     (60,740,240)
                                                                  -------------       ----------

     Total shareholders' equity                                      52,127,780       55,448,369
                                                                  -------------       ----------

                                                                  $  53,086,465       56,919,479
                                                                  =============       ==========


See accompanying independent auditors' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

        Three and six months ended November 30, 1998 and 1997 and for the period from June 19, 1985 (inception) through November 30, 1998

                                                                                                            CUMULATIVE
                                                                                                              FROM
                                                 THREE MONTHS ENDED            SIX MONTHS ENDED            JUNE 19, 1985
                                                      NOVEMBER 30,               NOVEMBER 30,                 THROUGH
                                               ------------------------     -------------------------    -----------------
                                                  1998          1997           1998          1997        NOVEMBER 30, 1998
                                               -----------  -----------     -----------   -----------    -----------------
                                               (UNAUDITED)  (UNAUDITED)     (UNAUDITED)   (UNAUDITED)       (UNAUDITED)
Revenues - license income                      $       --           --              --            --         3,000,000

Costs and expenses:
 Research and development                        1,876,252    1,565,291       3,682,905     3,151,025       55,969,722
 General and administrative                        560,459      622,031       1,151,018     1,204,496       28,050,378
                                               -----------   ----------      ----------    ----------      -----------

                                                 2,436,711    2,187,322       4,833,923     4,355,521       84,020,100
                                               -----------   ----------      ----------    ----------      -----------

Other income and expense:
 Interest income                                   672,046      793,882       1,388,384     1,632,287       16,917,555
 Interest expense                                      --           --              --            --            83,234
                                               -----------   ----------      ----------    ----------      -----------

                                                   672,046      793,882       1,388,384     1,632,287       16,834,321
                                               -----------   ----------      ----------    ----------      -----------

    Net loss                                   $(1,764,665)  (1,393,440)     (3,445,539)   (2,723,234)     (64,185,779)
                                               ===========   ==========      ==========    ==========      ===========

    Net loss per basic share                   $     (0.13)       (0.10)          (0.24)        (0.19)           (7.66)
                                               ===========   ==========      ==========    ==========      ===========

Shares used in calculation of per share data    14,107,045   14,092,375      14,102,184    14,092,375        8,377,541
                                               ===========   ==========      ==========    ==========      ===========


See accompanying independent auditors' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                 Six months ended November 30, 1998 and for the period from June 19, 1985 (inception) through November 30, 1998

                                                                                                              SERIES A CONVERTIBLE
                                                           PREFERRED STOCK           COMMON STOCK                PREFERRED STOCK
                                                        --------------------   ------------------------     -----------------------
                                                         NUMBER    AGGREGATE     NUMBER       AGGREGATE      NUMBER     AGGREGATE
                                                        OF SHARES    AMOUNT    OF SHARES        AMOUNT      OF SHARES     AMOUNT
                                                        --------------------   -------------------------    -----------------------
Issuance of common stock on August 27, 1985                --       $ --        3,500,000      $35,000         --        $   --
Issuance of Series A convertible preferred
   stock at $4.00 per share on August 27, 1985
   (net of costs of issuance of $79,150)                   --         --             --           --        250,000       250,000
Net loss                                                   --         --             --           --           --            --
                                                         ------     ------     - --------      -------      -------      --------

Balance at May 31, 1986                                    --         --        3,500,000       35,000      250,000       250,000
Net loss                                                   --         --             --           --           --            --
Deferred compensation relating to grant of stock options   --         --             --           --           --            --
Amortization of deferred compensation                      --         --             --           --           --            --
                                                         ------     ------      ---------      -------      -------      --------

Balance at May 31, 1987                                    --         --        3,500,000       35,000      250,000       250,000
Issuance of Series B convertible preferred stock
   at $35.68 per share on August 14, 1987
   (net of costs of issuance of $75,450)                   --         --             --           --           --            --
Net loss                                                   --         --             --           --           --            --
Amortization of deferred compensation                      --         --             --           --           --            --
                                                         ------     ------      ---------      -------      -------      --------

Balance at May 31, 1988                                    --         --        3,500,000       35,000      250,000       250,000
Issuance of common stock at $24.21 per share on
   June 7, 1988 (net of costs of issuance of $246,000)     --         --          413,020        4,130        --            --
Conversion of Series A convertible preferred stock
   to common stock on June 7, 1988                         --         --        1,250,000       12,500     (250,000)     (250,000)
Conversion of Series B convertible preferred stock
   to common stock on June 7, 1988                         --         --        1,003,165       10,032        --             --
Exercise of stock options at $2.00 per share               --         --           47,115          471        --             --
Issuance of common stock at $28.49 per share on
   March 6, 1989 (net of costs of issuance of $21,395)     --         --          175,525        1,755        --             --
Issuance of common stock at $28.49 per share on
   March 30, 1989 (net of costs of issuance of $10,697)    --         --           87,760          878        --             --
Sale of options at $28.29 per share to purchase common
   stock at $.20 per share on
   March 30, 1989 (net of costs of issuance of $4,162)     --         --             --           --           --            --
Net loss                                                   --         --             --           --           --            --
Deferred compensation relating to grant of stock options   --         --             --           --           --            --
Amortization of deferred compensation                      --         --             --           --           --            --
                                                         ------     ------      ---------      -------      ------       --------

Balance at May 31, 1989                                    --         --        6,476,585       64,766         --            --
Net loss                                                   --         --             --           --           --            --
Deferred compensation relating to grant of stock options   --         --             --           --           --            --
Amortization of deferred compensation                      --         --             --           --           --            --
                                                         ------     ------      ---------      -------      ------       --------

Balance at May 31, 1990                                    --         --        6,476,585       64,766         --            --
Net loss                                                   --         --             --           --           --            --
Amortization of deferred compensation                      --         --             --           --           --            --
                                                         ------     ------      ---------      -------      ------       --------

Balance at May 31, 1991                                    --         --        6,476,585       64,766         --            --
Exercise of stock warrants at $5.60 per share              --         --           90,000          900         --            --
Net loss                                                   --         --             --           --           --            --
Amortization of deferred compensation                      --         --             --           --           --            --
                                                         ------     ------      ---------      -------      ------       --------

Balance at May 31, 1992                                    --         --        6,566,585       65,666         --            --
Exercise of stock warrants at $7.14 per share              --         --           15,000          150         --            --
Issuance of common stock at $15.19 per share on
  April 19, 1993 (net of costs of issuance of $20,724)     --         --          374,370        3,744         --            --
Net loss                                                   --         --             --           --           --            --
Amortization of deferred compensation                      --         --             --           --           --            --
                                                         ------     ------      ---------      -------      ------       --------

Balance at May 31, 1993                                    --       $ --        6,955,955      $69,560         --        $   --
                                                         ------     ------      ---------      -------      ------       --------

                                                             SERIES B CONVERTIBLE                             DEFICIT
                                                                 PREFERRED STOCK                            ACCUMULATED
                                                            ------------------------     ADDITIONAL         DURING THE
                                                               NUMBER     AGGREGATE       PAID-IN           DEVELOPMENT
                                                              OF SHARES     AMOUNT        CAPITAL              STAGE
                                                            ------------------------    ------------        -----------
Issuance of common stock on August 27, 1985                       --            --          (28,000)              --
Issuance of Series A convertible preferred
   stock at $4.00 per share on August 27, 1985
   (net of costs of issuance of $79,150)                          --            --          670,850               --
Net loss                                                          --            --             --             (607,688)
                                                                ------        ------     ----------         ----------

Balance at May 31, 1986                                           --            --          642,850           (607,688)
Net loss                                                          --            --             --           (2,429,953)
Deferred compensation relating to grant of
   stock options                                                  --            --        2,340,000               --
Amortization of deferred compensation                             --            --             --                 --
                                                                ------        ------     ----------         ----------

Balance at May 31, 1987                                           --            --        2,982,850         (3,037,641)
Issuance of Series B convertible preferred stock
   at $35.68 per share on August 14, 1987
   (net of costs of issuance of $75,450)                       200,633       200,633      6,882,502               --
Net loss                                                          --            --             --           (3,057,254)
Amortization of deferred compensation                             --            --             --                 --
                                                                ------        ------     ----------         ----------

Balance at May 31, 1988                                        200,633       200,633      9,865,352         (6,094,895)
Issuance of common stock at $24.21 per share on
   June 7, 1988 (net of costs of issuance of $246,000)            --            --        9,749,870               --
Conversion of Series A convertible preferred stock
   to common stock on June 7, 1988                                --            --          237,500               --
Conversion of Series B convertible preferred stock
   to common stock on June 7, 1988                            (200,633)     (200,633)       190,601               --
Exercise of stock options at $2.00 per share                      --            --           93,759               --
Issuance of common stock at $28.49 per share on
   March 6, 1989 (net of costs of issuance of $21,395)            --            --        4,976,855               --
Issuance of common stock at $28.49 per share on
   March 30, 1989 (net of costs of issuance of $10,697)           --            --        2,488,356               --
Sale of options at $28.29 per share to purchase common
   stock at $.20 per share on
   March 30, 1989 (net of costs of issuance of $4,162)            --            --        7,443,118               --
Net loss                                                          --            --             --             (791,206)
Deferred compensation relating to grant of stock options          --            --          683,040               --
Amortization of deferred compensation                             --            --             --                 --
                                                                ------        ------     ----------         ----------

Balance at May 31, 1989                                           --            --       35,728,451         (6,886,101)
Net loss                                                          --            --             --           (3,490,394)
Deferred compensation relating to grant of stock options          --            --          699,163               --
Amortization of deferred compensation                             --            --             --                 --
                                                                ------        ------     ----------         ----------

Balance at May 31, 1990                                           --            --       36,427,614        (10,376,495)
Net loss                                                          --            --             --           (5,579,872)
Amortization of deferred compensation                             --            --             --                 --
                                                                ------        ------     ----------         ----------

Balance at May 31, 1991                                           --            --       36,427,614        (15,956,367)
Exercise of stock warrants at $5.60 per share                     --            --          503,100               --
Net loss                                                          --            --             --           (7,006,495)
Amortization of deferred compensation                             --            --             --                 --
                                                                ------        ------     ----------         ----------

Balance at May 31, 1992                                           --            --       36,930,714        (22,962,862)
Exercise of stock warrants at $7.14 per share                     --            --          106,890               --
Issuance of common stock at $15.19 per share on
  April 19, 1993 (net of costs of issuance of $20,724)            --            --        5,663,710               --
Net loss                                                          --            --             --           (8,066,609)
Amortization of deferred compensation                             --            --             --                 --
                                                                ------        ------     ----------         ----------

Balance at May 31, 1993                                           --          $ --       42,701,314        (31,029,471)
                                                                ------        ------     ----------         ----------

                                                                                                  TOTAL
                                                                                               SHAREHOLDER'S
                                                                            DEFERRED              EQUITY
                                                                           COMPENSATION          (DEFICIT)
                                                                           ------------      -----------------
Issuance of common stock on August 27, 1985                                        --                7,000
Issuance of Series A convertible preferred
   stock at $4.00 per share on August 27, 1985
   (net of costs of issuance of $79,150)                                           --              920,850
Net loss                                                                           --             (607,688)
                                                                            ----------         ------------

Balance at May 31, 1986                                                            --              320,162
Net loss                                                                           --           (2,429,953)
Deferred compensation relating to grant of
    stock options                                                           (2,340,000)               --
Amortization of deferred compensation                                          720,000             720,000
                                                                             ---------         -----------

Balance at May 31, 1987                                                     (1,620,000)         (1,389,791)
Issuance of Series B convertible preferred stock
   at $35.68 per share on August 14, 1987
   (net of costs of issuance of $75,450)                                          --             7,083,135
Net loss                                                                          --            (3,057,254)
Amortization of deferred compensation                                          566,136             566,136
                                                                             ---------         -----------

Balance at May 31, 1988                                                     (1,053,864)          3,202,226
Issuance of common stock at $24.21 per share on
   June 7, 1988 (net of costs of issuance of $246,000)                            --             9,754,000
Conversion of Series A convertible preferred stock
   to common stock on June 7, 1988                                                --                  --
Conversion of Series B convertible preferred stock
   to common stock on June 7, 1988                                                --                  --
Exercise of stock options at $2.00 per share                                      --                94,230
Issuance of common stock at $28.49 per share on
   March 6, 1989 (net of costs of issuance of $21,395)                            --             4,978,610
Issuance of common stock at $28.49 per share on
   March 30, 1989 (net of costs of issuance of $10,697)                           --             2,489,234
Sale of options at $28.29 per share to purchase common
   stock at $.20 per share on
   March 30, 1989 (net of costs of issuance of $4,162)                            --             7,443,118
Net loss                                                                          --              (791,206)
Deferred compensation relating to grant of stock options                      (683,040)               --
Amortization of deferred compensation                                          800,729             800,729
                                                                             ---------         -----------


Balance at May 31, 1989                                                       (936,175)         27,970,941
Net loss                                                                          --            (3,490,394)
Deferred compensation relating to grant of stock options                      (699,163)               --
Amortization of deferred compensation                                          546,278             546,278
                                                                             ---------         -----------


Balance at May 31, 1990                                                     (1,089,060)         25,026,825
Net loss                                                                          --            (5,579,872)
Amortization of deferred compensation                                          435,296             435,296
                                                                             ---------         -----------


Balance at May 31, 1991                                                       (653,764)         19,882,249
Exercise of stock warrants at $5.60 per share                                     --               504,000
Net loss                                                                          --            (7,006,495)
Amortization of deferred compensation                                          254,025             254,025
                                                                             ---------         -----------

Balance at May 31, 1992                                                       (399,739)         13,633,779
Exercise of stock warrants at $7.14 per share                                     --               107,040
Issuance of common stock at $15.19 per share on
  April 19, 1993 (net of costs of issuance of $20,724)                            --             5,667,454
Net loss                                                                          --            (8,066,609)
Amortization of deferred compensation                                          254,025             254,025
                                                                             ---------         -----------

Balance at May 31, 1993                                                       (145,714)         11,595,689
                                                                             ---------         -----------

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

             Statements of Shareholders' Equity (Deficit), Continued

                 Six months ended November 30, 1998 and for the period from June 19, 1985 (inception) through November 30, 1998

                                                                                                           SERIES A CONVERTIBLE
                                                            PREFERRED STOCK          COMMON STOCK             PREFERRED STOCK
                                                          --------------------  ----------------------     --------------------
                                                           NUMBER    AGGREGATE    NUMBER      AGGREGATE     NUMBER    AGGREGATE
                                                          OF SHARES   AMOUNT     OF SHARES      AMOUNT     OF SHARES    AMOUNT
                                                          --------------------  ----------------------     --------------------
Net loss                                                     --       $  --        --          $   --        --      $ --
Issuance of common stock at $6.50 per share on
  May 26, 1994 (net of costs of issuance of $2,061,149)      --          --     2,500,000        25,000      --        --
Cancellation of stock options                                --          --          --            --        --        --
Amortization of deferred compensation                        --          --          --            --        --        --
                                                            ----      ------   ----------   -----------     ----     -----

Balance at May 31, 1994                                      --          --     9,455,955        94,560      --        --
Net loss                                                     --          --          --            --        --        --
Issuance of common stock at $6.50 per share on
  June 20, 1994 (net of issuance costs of $172,500)          --          --       375,000         3,750      --        --
Exercise of stock options at $7.14 per share                 --          --        10,000           100      --        --
Exercise of stock options at $2.00 per share                 --          --       187,570         1,875      --        --
Cancellation of stock options                                --          --          --            --        --        --
Amortization of deferred compensation                        --          --          --            --        --        --
                                                            ----      ------   ----------   -----------     ----     -----

Balance at May 31, 1995                                      --          --    10,028,525       100,285      --        --
Net loss                                                     --          --          --            --        --        --
Issuance of common stock at $17.75 per share on
  August 9, 1995 (net of issuance costs of $3,565,125)       --          --     2,925,000        29,250      --        --
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of $423,238)     --          --       438,750         4,388      --        --
Exercise of stock options at $2.00 per share                 --          --       182,380         1,824      --        --
Exercise of stock options at $6.38 per share                 --          --         1,500            15      --        --
Exercise of stock options at $7.14 per share                 --          --        10,000           100      --        --
Cancellation of stock options                                --          --          --            --        --        --
Amortization of deferred compensation                        --          --          --            --        --        --
                                                            ----      ------   ----------   -----------     ----     -----

Balance at May 31, 1996                                      --          --    13,586,155       135,862      --
Net loss                                                     --          --          --            --        --        --
Exercise of stock options at $0.20 per share                 --          --       263,285         2,633      --        --
Exercise of stock options at $2.00 per share                 --          --       232,935         2,329      --        --
Exercise of stock options at $7.14 per share                 --          --        10,000           100      --        --
Amortization of deferred compensation                        --          --          --            --        --        --
                                                            ----      ------   ----------   -----------     ----     -----

Balance at May 31, 1997                                      --          --    14,092,375       140,924      --        --
Net loss                                                     --          --          --            --        --        --
Exercise of stock options at $7.14 per share                 --          --         5,000            50      --        --
Amortization of deferred compensation                        --          --          --            --        --        --
                                                            ----      ------   ----------   -----------     ----     -----

Balance at May 31, 1998                                      --          --    14,097,375       140,974      --        --
Net loss (unaudited)                                         --          --          --            --        --        --
Exercise of stock options at $7.14 per share                 --          --        17,500           175      --        --
                                                            ----      ------   ----------   -----------     ----     -----

Balance at November 30, 1998 (unaudited)                     --       $  --    14,114,875   $   141,149      --      $ --
                                                            ====      ======   ==========   ===========     ====     =====

                                                  SERIES B CONVERTIBLE                     DEFICIT
                                                    PREFERRED STOCK                      ACCUMULATED                       TOTAL
                                                  --------------------   ADDITIONAL      DURING THE                    STOCKHOLDERS'
                                                   NUMBER    AGGREGATE    PAID-IN        DEVELOPMENT     DEFERRED         EQUITY
                                                  OF SHARES   AMOUNT      CAPITAL           STAGE       COMPENSATION     (DEFICIT)
                                                  --------------------   -----------     -----------    ------------   ------------
Net loss                                              --       $ --              --       (7,363,810)         --        (7,363,810)
Issuance of common stock at $6.50 per share on
  May 26, 1994 (net of costs of issuance of
  $2,061,149)                                         --         --       14,163,851            --            --        14,188,851
Cancellation of stock options                         --         --          (85,400)           --          85,400            --
Amortization of deferred compensation                 --         --             --              --             267             267
                                                     ----      -----     -----------     -----------       -------      ----------

Balance at May 31, 1994                               --         --       56,779,765     (38,393,281)      (60,047)     18,420,997
Net loss                                              --         --             --        (7,439,013)         --        (7,439,013)
Issuance of common stock at $6.50 per share on
  June 20, 1994 (net of issuance costs of
  $172,500)                                           --         --        2,261,250            --            --         2,265,000
Exercise of stock options at $7.14 per share          --         --           71,300            --            --            71,400
Exercise of stock options at $2.00 per share          --         --          373,264            --            --           375,139
Cancellation of stock options                         --         --         (106,750)           --         106,750            --
Amortization of deferred compensation                 --         --             --              --         (67,892)        (67,892)
                                                     ----      -----     -----------     -----------       -------      ----------

Balance at May 31, 1995                               --         --       59,378,829     (45,832,294)      (21,189)     13,625,631
Net loss                                              --         --             --        (4,778,875)         --        (4,778,875)
Issuance of common stock at $17.75 per share on
  August 9, 1995 (net of issuance costs of
  $3,565,125)                                         --         --       48,324,374            --            --        48,353,624
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of
  $423,23                                             --         --        7,360,187            --            --         7,364,575
Exercise of stock options at $2.00 per share          --         --          362,937            --            --           364,761
Exercise of stock options at $6.38 per share          --         --            9,555            --            --             9,570
Exercise of stock options at $7.14 per share          --         --           71,300            --            --            71,400
Cancellation of stock options                         --         --          (80,062)           --          80,062            --
Amortization of deferred compensation                 --         --             --              --         (62,726)        (62,726)
                                                     ----      -----     -----------     -----------       -------      ----------

Balance at May 31, 1996                               --         --      115,427,120     (50,611,169)       (3,853)     64,947,960
Net loss                                              --         --             --        (4,245,693)         --        (4,245,693)
Exercise of stock options at $0.20 per share          --         --           50,025            --            --            52,658
Exercise of stock options at $2.00 per share          --         --          463,540            --            --           465,869
Exercise of stock options at $7.14 per share          --         --           71,300            --            --            71,400
Amortization of deferred compensation                 --         --             --              --           2,569           2,569
                                                     ----      -----     -----------     -----------       -------      ----------

Balance at May 31, 1997                               --         --      116,011,985     (54,856,862)       (1,284)     61,294,763
Net loss                                              --         --             --        (5,883,378)         --        (5,883,378)
Exercise of stock options at $7.14 per share          --         --           35,650            --            --            35,700
Amortization of deferred compensation                 --         --             --              --           1,284           1,284
                                                     ----      -----     -----------     -----------       -------      ----------

Balance at May 31, 1998                               --         --      116,047,635     (60,740,240)         --        55,448,369
Net loss (unaudited)                                  --         --             --        (3,445,539)         --        (3,445,539)
Exercise of stock options at $7.14 per share          --         --          124,775            --            --           124,950
                                                     ----      -----     -----------     -----------       -------      ----------

Balance at November 30, 1998 (unaudited)              --       $ --      116,172,410     (64,185,779)         --        52,127,780
                                                     ====      =====     ===========     ===========       =======      ==========



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

  Six months ended November 30, 1998 and 1997 and for the period from June 19,
                   1985 (inception) through November 30, 1998

                                                                                                     CUMULATIVE
                                                              SIX MONTHS ENDED                           FROM
                                                                 NOVEMBER 30,                       JUNE 19, 1985
                                                      ----------------------------------               THROUGH
                                                            1998                  1997             NOVEMBER 30, 1998
                                                      ----------------------------------          ------------------
                                                         (UNAUDITED)          (UNAUDITED)            (UNAUDITED)
Cash flows from operating activities:
 Net loss                                             $    (3,445,539)          (2,723,234)           (64,185,779)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                              317,652              200,505             13,685,944
   Amortization of deferred compensation                          --                 1,284              3,449,991
   Loss on sale of equipment                                      --                   --                  66,359
   Changes in assets and liabilities:
    Prepaid expenses                                          109,549              113,228               (374,613)
    Other current assets                                      (34,987)             120,899             (1,939,728)
    Other assets                                                  --                 4,168                (42,147)
    Accounts payable                                         (514,168)            (208,288)               523,099
    Accrued expenses                                          (11,629)             (19,800)                69,893
    Accrued compensation and benefits                          12,348               88,368                265,693
    Other liabilities                                           1,024               (2,063)               100,000
                                                      ---------------           ----------            -----------

     Net cash used in operating activities                 (3,565,750)          (2,424,933)           (48,381,288)
                                                      ---------------           ----------            -----------

Cash flows from investing activities:
 Purchase of property, plant, equipment
  and capitalized engineering costs                          (197,063)          (2,037,313)           (14,692,251)
 Proceeds from matured marketable securities               30,649,200           25,039,199            315,440,781
 Proceeds from sale of marketable securities                      --                   --               7,141,656
 Purchase of marketable securities                        (25,366,442)         (31,769,170)          (344,330,582)
 Proceeds from sale of equipment                                  --                   --                  76,587
                                                      ---------------           ----------            -----------

     Net cash used in investing activities                  5,085,695           (8,767,284)           (36,363,809)
                                                      ---------------           ----------            -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                           --                   --             102,363,528
 Payment of common stock issuance costs                           --                   --              (5,072,012)
 Proceeds from issuance of preferred stock                        --                   --               6,644,953
 Proceeds from sale of stock options to
  purchase common shares                                      124,950                  --               7,568,068
 Proceeds from issuance of notes payable                          --                   --               1,500,000
 Repayment of notes payable                                       --                   --                (140,968)
                                                      ---------------           ----------            -----------

     Net cash provided by financing activities                124,950                  --             112,863,569
                                                      ---------------           ----------            -----------

     Net increase (decrease) in cash                        1,644,895          (11,192,217)            28,118,472

Cash at beginning of period                                26,473,577           21,367,496                    --

                                                      ---------------           ----------            -----------
Cash at end of period                                 $    28,118,472           10,175,279             28,118,472
                                                      ===============           ==========             ==========


See accompanying independent auditors' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                November 30, 1998






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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since its incorporation in 1985, Northfield Laboratories Inc. ("Northfield" or the "Company") has devoted substantially all of its efforts and resources to the research, development and clinical testing of its potential product, PolyHeme. Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception through November 30, 1998, Northfield incurred operating losses totaling $64,186,000.

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

                              RESULTS OF OPERATIONS

          The Company reported no revenues for either of the three-month or six-month periods ended November 30, 1998 or 1997. From its inception through November 30, 1998, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for the Company's second quarter of fiscal 1999 totaled $2,437,000, an increase of $250,000 from the $2,187,000 reported in the second quarter of fiscal 1998. Measured on a percentage basis, total expenses in the second quarter of fiscal 1999 increased by 11.4%. This increase was primarily due to increased costs associated with the Company's expanding clinical trials.

         Research and development expenses for the second quarter of fiscal 1999 totaled $1,876,000, an increase of $311,000, or 19.9%, from the $1,565,000 reported in the second quarter of fiscal 1998. The increase in research and development expenses resulted from expanded efforts in clinical trials and preparatory efforts for commercial manufacturing. Phase II clinical trials remain open and are on-going, enrolling high volume trauma patients. During the quarter, Northfield continued amortizing accumulated capitalized engineering costs. The Company anticipates that research and development expenses will increase over the next several quarters. Additional costs are planned for expanded multi-center clinical trials, third-party clinical monitoring as well as costs to manufacture additional product.

         For the six-month period ended November 30, 1998, research and development expenses totaled $3,683,000, representing an increase of $532,000, or 16.9%, from the six-month period ended November 30, 1997. Substantially all of the fiscal year to date increase over the comparable prior year period comes from increased expenses related to the Company's Phase III clinical trials.

         General and administrative expenses in the second quarter of fiscal 1999 totaled $560,000 compared to expenses of $622,000 in the second quarter of 1998, representing a decrease of $62,000, or 10.0%. The decrease was due primarily to decreased travel, as the Company has continued to focus on clinical development issues. The Company will continue to prioritize research and development over general and administrative expansion. The Company anticipates that general and administration expenses will increase over the balance of the fiscal year.

          General and administrative expenses for the six-month period ended November 30, 1998 totaled $1,151,000 which represents a $53,000 or 4.4% decrease from the $1,205,000 in the comparable prior year period. The decreases are reported primarily in travel and professional services.

INTEREST INCOME
         Interest income in the second quarter of fiscal 1999 equaled $672,000, or a $122,000 decrease from the $794,000 in interest income reported in the second quarter of fiscal 1998. Lower available investment balances and lower interest rates caused the decrease in interest income. Interest income for the six-month period ended November 30, 1998 totaled $1,388,000 or a $244,000 decrease from the comparable prior year period. Lower interest rates combined with declining available investment balances caused the year over year decline in interest income.

         Interest income is forecast to decline over the balance of the fiscal year as the cost of expanded clinical trials will significantly lower available investment balances.

NET LOSS

         The net loss for the second quarter ended November 30, 1998 was $1,765,000, or $.13 per basic share, compared to a net loss of $1,393,000, or $.10 per basic share, for the second quarter ended November 30, 1997. The increase in the loss per basic share is the result of the increase in the dollar loss mitigated somewhat by having additional shares outstanding.

          For the six-month period ended November 30, 1998, Northfield reported a loss of $3,446,000, or $.24 per basic share, compared to the comparable prior year period results of a loss of $2,723,000, or $.19 per basic share. Higher research and development expenses, partially offset by additional shares outstanding in fiscal 1999, caused the reported loss and per basic share loss to increase.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through November 30, 1998, the Company has expended cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $63,074,000. For the six-month period ended November 30, 1998 and 1997, these cash expenditures totaled $3,763,000 and $4,462,000, respectively. The second quarter fiscal 1998 net cash outlay was high, compared to the current year expenditure, due primarily to land acquisition costs related to the Company's planned commercial-scale manufacturing facility.

         The Company has financed its research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of November 30, 1998, the Company had cash and marketable securities totaling $49,867,000.

         The Company believes its existing capital resources will be adequate to satisfy its operating capital requirements and maintain its existing pilot manufacturing plant and office facilities for approximately the next 30-42 months. Thereafter, the Company is likely to require substantial additional capital to continue its operations. If the Company uses its own resources to fund the construction of a commercial-scale manufacturing facility, which is estimated to cost approximately $45 million, its will significantly accelerate the Company's need to raise additional capital.

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

YEAR 2000

          The Company has reviewed its information technology and non-information technology applications and has consulted with its vendors who provide software services. The Company believes it is substantially year 2000 compliant and that any required changes in coding will be handled in a manner non-disruptive to the business and at a minimal cost.

         Northfield is dependent in its operations on a number of suppliers whose individual status in achieving a year 2000 conversion is not known at this time. In the event that Northfield or any of Northfield's significant suppliers experience disruption due to the year 2000 issue, the Company's operations could be adversely affected. Northfield has in place an alternative plan for financial reporting and other systems will be developed on an ad hoc basis.

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

            EXHIBIT 27 - Financial Data Schedule

        (b) None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 1999.

                                        NORTHFIELD  LABORATORIES  INC.



                                        By:      /s/ Richard E. DeWoskin
                                                 -------------------------------
                                                 Richard E. DeWoskin
                                                 Chairman of the Board and Chief
                                                 Executive Officer


                                        By:       /s/ Jack J. Kogut
                                                  ------------------------------
                                                  Jack J. Kogut
                                                  Secretary and Treasurer
                                                  (principal financial officer
                                                  and principal accounting
                                                  officer)