Form 10-Q
period 1999-02-28
NORTHFIELD LABORATORIES INC /DE/
filed 1999-04-14
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED FEBRUARY 28, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               -----------   -------------
                         COMMISSION FILE NUMBER 0-24050

                          NORTHFIELD LABORATORIES INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          36-3378733
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization                       Identification Number)

1560 SHERMAN AVENUE, SUITE 1000, EVANSTON, ILLINOIS          60201-4800
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES UNDER
A PLAN CONFIRMED BY A COURT.   YES          NO
                                   ---         ---

   AS OF FEBRUARY 28, 1999 REGISTRANT HAD 14,114,875 SHARES OF COMMON STOCK
                                  OUTSTANDING.

================================================================================

                         NORTHFIELD LABORATORIES, INC.
                      (a company in the development stage)

                              Financial Statements

                               February 28, 1999

                       (See accompanying review report of
                                   KPMG LLP)

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors
Northfield Laboratories, Inc.:

We have reviewed the balance sheet of Northfield Laboratories, Inc. (a company in the development stage) as of February 28, 1999, and the related statements of operations for the three-month and nine-month periods ended February 28, 1999 and 1998, and cash flows for the nine-month periods ended February 28, 1999 and 1998, and for the period from June 19, 1985 (inception) through February 28, 1999. We have also reviewed the statements of shareholders' equity (deficit) for the nine-month period ended February 28, 1999 and for the period from June 19, 1985 (inception) through February 28, 1999. These financial statements are the responsibility of the Company's management.

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


March 31, 1999
Chicago, Illinois

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                 February 28, 1999 (unaudited) and May 31, 1998


                                                                     FEBRUARY 28,        MAY 31,
                               ASSETS                                    1999             1998
                                                                     -------------    -------------
Current assets:
    Cash                                                             $  26,178,214       26,473,577
    Short-term marketable securities                                    22,039,036       27,030,902
    Prepaid expenses                                                       199,884          373,151
    Other current assets                                                   439,976           17,657
                                                                     -------------    -------------

              Total current assets                                      48,857,110       53,895,287

Property, plant and equipment, net                                       2,838,418        2,996,937
Other assets                                                                26,496           27,255
                                                                     -------------    -------------

                                                                     $  51,722,024       56,919,479
                                                                     =============    =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       832,906        1,037,267
    Accrued expenses                                                        50,486           81,522
    Accrued compensation and benefits                                      301,789          253,345
                                                                     -------------    -------------

              Total current liabilities                                  1,185,181        1,372,134

Other liabilities                                                          100,000           98,976
                                                                     -------------    -------------

              Total liabilities                                          1,285,181        1,471,110
                                                                     -------------    -------------

Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
       none issued and outstanding                                            --               --
    Common stock, $.01 par value.  Authorized 20,000,000 shares;
       issued and outstanding 14,114,875 and 14,097,375 shares
       at February 28, 1999 and May 31, 1998                               141,149          140,974
    Additional paid-in capital                                         116,172,410      116,047,635
    Deficit accumulated during the development stage                   (65,876,716)     (60,740,240)
                                                                     -------------    -------------

              Total shareholders' equity                                50,436,843       55,448,369
                                                                     -------------    -------------

                                                                     $  51,722,024       56,919,479
                                                                     =============    =============


See accompanying independent auditors' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

             Three and nine months ended February 28, 1999 and 1998
                and for the period from June 19, 1985 (inception)
                            through February 28, 1999



                                                                                                                 CUMULATIVE
                                                   THREE MONTHS ENDED              NINE MONTHS ENDED                FROM
                                                       FEBRUARY 28,                    FEBRUARY 28,             JUNE 19, 1985
                                               ----------------------------   ----------------------------         THROUGH
                                                   1999            1998           1999            1998        FEBRUARY 28, 1999
                                               ------------    ------------   ------------    ------------    -----------------
                                                (UNAUDITED)     (UNAUDITED)   (UNAUDITED)     (UNAUDITED)        (UNAUDITED)
Revenues - license income                      $       --              --              --              --         3,000,000

Costs and expenses:
    Research and development                      1,699,787       1,608,398       5,382,692       4,759,423      57,669,509
    General and administrative                      597,612         585,038       1,748,630       1,789,534      28,647,990
                                               ------------    ------------    ------------    ------------    ------------

                                                 (2,297,399)     (2,193,436)     (7,131,322)     (6,548,957)    (86,317,499)
                                               ------------    ------------    ------------    ------------    ------------

Other income and expense:
    Interest income                                 606,462         764,570       1,994,846       2,396,857      17,524,017
    Interest expense                                   --              --              --              --            83,234
                                               ------------    ------------    ------------    ------------    ------------

                                                    606,462         764,570       1,994,846       2,396,857      17,440,783
                                               ------------    ------------    ------------    ------------    ------------

          Net loss                             $ (1,690,937)     (1,428,866)     (5,136,476)     (4,152,100)    (65,876,716)
                                               ============    ============    ============    ============    ============

          Net loss per share                   $      (0.12)          (0.10)          (0.36)          (0.29)          (7.77)
                                               ============    ============    ============    ============    ============

Shares used in calculation of per share data     14,114,875      14,092,375      14,106,368      14,092,375       8,482,215
                                               ============    ============    ============    ============    ============



See accompanying independent auditors' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                Nine months ended February 28, 1999 and for the period from June 19, 1985 (inception) through February 28, 1999



                                                                                                        SERIES A CONVERTIBLE
                                                      PREFERRED STOCK            COMMON STOCK             PREFERRED STOCK
                                                   --------------------    -------------------------   -----------------------
                                                    NUMBER    AGGREGATE      NUMBER        AGGREGATE    NUMBER      AGGREGATE
                                                   OF SHARES    AMOUNT     OF SHARES         AMOUNT    OF SHARES      AMOUNT
                                                   --------------------    -------------------------   -----------------------
Issuance of common stock on August 27, 1985               --  $      --      3,500,000    $   35,000          --    $       --
Issuance of Series A convertible
 preferred stock at $4.00 per share on
 August 27, 1985 (net of costs of
 issuance of $79,150)                                     --         --             --            --     250,000       250,000
Net loss                                                  --         --             --            --          --            --
                                                   ---------  ---------    -----------    ----------   ---------     ---------
Balance at May 31, 1986                                   --         --      3,500,000        35,000     250,000       250,000
Net loss                                                  --         --             --            --          --            --
Deferred compensation relating to
 grant of stock options                                   --         --             --            --          --            --
Amortization of deferred compensation                     --         --             --            --          --            --
                                                   ---------  ---------    -----------    ----------   ---------     ---------
Balance at May 31, 1987                                   --         --      3,500,000        35,000     250,000       250,000
Issuance of Series B convertible
 preferred stock at $35.68 per share on
 August 14, 1987 (net of costs of
 issuance of $75,450)                                     --         --             --            --          --            --
Net loss                                                  --         --             --            --          --            --
Amortization of deferred compensation                     --         --             --            --          --            --
                                                   ---------  ---------    -----------    ----------   ---------     ---------
Balance at May 31, 1988                                   --         --      3,500,000        35,000     250,000       250,000
Issuance of common stock at $24.21 per share on
 June 7, 1988 (net of costs of issuance of $246,000)      --         --        413,020         4,130          --            --
Conversion of Series A convertible preferred
 stock to common stock on June 7, 1988                    --         --      1,250,000        12,500    (250,000)     (250,000)
Conversion of Series B convertible preferred
 stock to common stock on June 7, 1988                    --         --      1,003,165        10,032          --            --
Exercise of stock options at $2.00 per share              --         --         47,115           471          --            --
Issuance of common stock at $28.49 per share on
 March 6, 1989 (net of costs of issuance of $21,395)      --         --        175,525         1,755          --            --
Issuance of common stock at $28.49 per share on
 March 30, 1989 (net of costs of
 issuance of $10,697)                                     --         --         87,760           878          --            --
Sale of options at $28.29 per share to
 purchase common stock at $.20 per share on
 March 30, 1989 (net of costs of
 issuance of $4,162)                                      --         --             --            --          --            --
Net loss                                                  --         --             --            --          --            --
Deferred compensation relating to
 grant of stock options                                   --         --             --            --          --            --
Amortization of deferred compensation                     --         --             --            --          --            --
                                                   ---------  ---------    -----------    ----------   ---------     ---------
Balance at May 31, 1989                                   --         --      6,476,585        64,766          --            --
Net loss                                                  --         --             --            --          --            --
Deferred compensation relating to
 grant of stock options                                   --         --             --            --          --            --
Amortization of deferred compensation                     --         --             --            --          --            --
                                                   ---------  ---------    -----------    ----------   ---------     ---------
Balance at May 31, 1990                                   --         --      6,476,585        64,766          --            --
Net loss                                                  --         --             --            --          --            --
Amortization of deferred compensation                     --         --             --            --          --            --
                                                   ---------  ---------    -----------    ----------   ---------     ---------
Balance at May 31, 1991                                   --         --      6,476,585        64,766          --            --
Exercise of stock warrants at $5.60 per share             --         --         90,000           900          --            --
Net loss                                                  --         --             --            --          --            --
Amortization of deferred compensation                     --         --             --            --          --            --
                                                   ---------  ---------    -----------    ----------   ---------     ---------
Balance at May 31, 1992                                   --         --      6,566,585        65,666          --            --
Exercise of stock warrants at $7.14 per share             --         --         15,000           150          --            --
Issuance of common stock at $15.19 per share
 on April 19, 1993 (net of costs
 of issuance of $20,724)                                  --         --        374,370         3,744          --            --
Net loss                                                  --         --             --            --          --            --
Amortization of deferred compensation                     --         --             --            --          --            --
                                                   ---------  ---------    -----------    ----------   ---------     ---------
Balance at May 31, 1993                                   --  $      --      6,955,955    $   69,560          --  $         --
                                                   ---------  ---------    -----------    ----------   ---------     ---------

                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                Nine months ended February 28, 1999 and for the period from June 19, 1985 (inception) through February 28, 1999



                                                       SERIES B CONVERTIBLE                  DEFICIT
                                                          PREFERRED STOCK                  ACCUMULATED                      TOTAL
                                                       --------------------    ADDITIONAL  DURING THE                  SHAREHOLDERS'
                                                        NUMBER    AGGREGATE      PAID-IN   DEVELOPMENT     DEFERRED       EQUITY
                                                       OF SHARES    AMOUNT       CAPITAL     STAGE       COMPENSATION    (DEFICIT)
                                                       ---------  ----------   ----------- ------------  ------------- ------------
Issuance of common stock on August 27, 1985                   --  $       --       (28,000)          --             --        7,000
Issuance of Series A convertible preferred
 stock at $4.00 per share on August 27, 1985
 (net of costs of issuance of $79,150)                        --          --       670,850           --             --      920,850
Net loss                                                      --          --            --     (607,688)            --     (607,688)
                                                       ---------  ----------   -----------  -----------   ------------  -----------
Balance at May 31, 1986                                       --          --       642,850     (607,688)            --      320,162
Net loss                                                      --          --            --   (2,429,953)            --   (2,429,953)
Deferred compensation relating to
 grant of stock options                                       --          --     2,340,000           --     (2,340,000)          --
Amortization of deferred compensation                         --          --            --           --        720,000      720,000
                                                       ---------  ----------   -----------  -----------   ------------  -----------
Balance at May 31, 1987                                       --          --     2,982,850   (3,037,641)    (1,620,000)  (1,389,791)
Issuance of Series B convertible preferred
 stock at $35.68 per share on August 14, 1987
 (net of costs of issuance of $75,450)                   200,633     200,633     6,882,502           --             --    7,083,135
Net loss                                                      --          --            --   (3,057,254)            --   (3,057,254)
Amortization of deferred compensation                         --          --            --           --        566,136      566,136
                                                       ---------  ----------   -----------  -----------   ------------  -----------
Balance at May 31, 1988                                  200,633     200,633     9,865,352   (6,094,895)    (1,053,864)   3,202,226
Issuance of common stock at $24.21
 per share on June 7, 1988 (net of costs
 of issuance of $246,000)                                     --          --     9,749,870           --             --    9,754,000
Conversion of Series A convertible
 preferred stock to common stock
 on June 7, 1988                                              --          --       237,500           --             --           --
Conversion of Series B convertible
 preferred stock to common stock
 on June 7, 1988                                        (200,633)   (200,633)      190,601           --             --           --
Exercise of stock options at $2.00 per share                  --          --        93,759           --             --       94,230
Issuance of common stock at $28.49
 per share on March 6, 1989 (net of costs
 of issuance of $21,395)                                      --          --     4,976,855           --             --    4,978,610
Issuance of common stock at $28.49
 per share on March 30, 1989 (net of costs
 of issuance of $10,697)                                      --          --     2,488,356           --             --    2,489,234
Sale of options at $28.29 per share to purchase
 common stock at $.20 per share on
 March 30, 1989 (net of costs of issuance of $4,162)          --          --     7,443,118           --             --    7,443,118
Net loss                                                      --          --            --     (791,206)            --     (791,206)
Deferred compensation relating to grant of
 stock options                                                --          --       683,040           --       (683,040)          --
Amortization of deferred compensation                         --          --            --           --        800,729      800,729
                                                       ---------  ----------   -----------  -----------   ------------  -----------
Balance at May 31, 1989                                       --          --    35,728,451   (6,886,101)      (936,175)  27,970,941
Net loss                                                      --          --            --   (3,490,394)            --   (3,490,394)
Deferred compensation relating to
 grant of stock options                                       --          --       699,163           --       (699,163)          --
Amortization of deferred compensation                         --          --            --           --        546,278      546,278
                                                       ---------  ----------   -----------  -----------   ------------  -----------
Balance at May 31, 1990                                       --          --    36,427,614  (10,376,495)    (1,089,060)  25,026,825
Net loss                                                      --          --            --   (5,579,872)            --   (5,579,872)
Amortization of deferred compensation                         --          --            --           --        435,296      435,296
                                                       ---------  ----------   -----------  -----------   ------------  -----------
Balance at May 31, 1991                                       --          --    36,427,614  (15,956,367)      (653,764)  19,882,249
Exercise of stock warrants at $5.60 per share                 --          --       503,100           --             --      504,000
Net loss                                                      --          --            --   (7,006,495)            --   (7,006,495)
Amortization of deferred compensation                         --          --            --           --        254,025      254,025
                                                       ---------  ----------   -----------  -----------   ------------  -----------
Balance at May 31, 1992                                       --          --    36,930,714  (22,962,862)      (399,739)  13,633,779
Exercise of stock warrants at $7.14 per share                 --          --       106,890           --             --      107,040
Issuance of common stock at $15.19
 per share on April 19, 1993 (net of costs of
 issuance of $20,724)                                         --          --     5,663,710           --             --    5,667,454
Net loss                                                      --          --            --   (8,066,609)            --   (8,066,609)
Amortization of deferred compensation                         --          --            --           --        254,025      254,025
                                                       ---------  ----------   -----------  -----------   ------------  -----------
Balance at May 31, 1993                                       --  $       --    42,701,314  (31,029,471)      (145,714)  11,595,689
                                                       ---------  ----------   -----------  -----------   ------------  -----------

See accompanying notes to financial statements.

                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

            Statements of Shareholders' Equity (Deficit), Continued

                Nine months ended February 28, 1999 and for the period from June 19, 1985 (inception) through February 28, 1999


                                                                                                        SERIES A CONVERTIBLE
                                                    PREFERRED STOCK             COMMON STOCK               PREFERRED STOCK
                                                -----------------------   ------------------------     -----------------------
                                                 NUMBER       AGGREGATE     NUMBER      AGGREGATE        NUMBER      AGGREGATE
                                                OF SHARES       AMOUNT     OF SHARES      AMOUNT        OF SHARES      AMOUNT
                                                -----------------------   ------------------------     -----------------------
Net loss                                             --       $     --             --    $      --          --       $      --
Issuance of common stock at
 $6.50 per share on  May 26, 1994
 (net of costs of issuance of $2,061,149)            --             --      2,500,000       25,000          --              --
Cancellation of stock options                        --             --             --           --          --              --
Amortization of deferred compensation                --             --             --           --          --              --
                                                ----------  ----------    -----------    ---------     ----------    ---------
Balance at May 31, 1994                              --             --      9,455,955       94,560          --              --
Net loss                                             --             --             --           --          --              --
Issuance of common stock at
 $6.50 per share on June 20, 1994
 (net of issuance costs of $172,500)                 --             --        375,000        3,750          --              --
Exercise of stock options at $7.14 per share         --             --         10,000          100          --              --
Exercise of stock options at $2.00 per share         --             --        187,570        1,875          --              --
Cancellation of stock options                        --             --             --           --          --              --
Amortization of deferred compensation                --             --             --           --          --              --
                                                ----------  ----------    -----------    ---------     ----------    ---------
Balance at May 31, 1995                              --             --     10,028,525      100,285          --              --
Net loss                                             --             --             --           --          --              --
Issuance of common stock at $17.75 per share
 on August 9, 1995 (net of
 issuance costs of $3,565,125)                       --             --      2,925,000       29,250          --              --
Issuance of common stock at $17.75 per share on
 September 11, 1995 (net of
 issuance costs of $423,238)                         --             --        438,750        4,388          --              --
Exercise of stock options at $2.00 per share         --             --        182,380        1,824          --              --
Exercise of stock options at $6.38 per share         --             --          1,500           15          --              --
Exercise of stock options at $7.14 per share         --             --         10,000          100          --              --
Cancellation of stock options                        --             --             --           --          --              --
Amortization of deferred compensation                --             --             --           --          --              --
                                                ----------  ----------    -----------    ---------     ----------    ---------
Balance at May 31, 1996                              --             --     13,586,155      135,862          --              --
Net loss                                             --             --             --           --          --              --
Exercise of stock options at $0.20 per share         --             --        263,285        2,633          --              --
Exercise of stock options at $2.00 per share         --             --        232,935        2,329          --              --
Exercise of stock options at $7.14 per share         --             --         10,000          100          --              --
Amortization of deferred compensation                --             --             --           --          --              --
                                                ----------  ----------    -----------    ---------     ----------    ---------
Balance at May 31, 1997                              --             --     14,092,375      140,924          --              --
Net loss                                             --             --             --           --          --              --
Exercise of stock options at $7.14 per share         --             --          5,000           50          --              --
Amortization of deferred compensation                --             --             --           --          --              --
                                                ----------  ----------    -----------    ---------     ----------    ---------
Balance at May 31, 1998                              --             --     14,097,375      140,974          --              --
Net loss (unaudited)                                 --             --             --           --          --              --
Exercise of stock options at $7.14
 per share (unaudited)                               --             --         17,500          175          --              --
                                                ----------  ----------    -----------    ---------     ----------    ---------
Balance at February 28, 1999 (unaudited)             --       $     --     14,114,875    $ 141,149          --       $      --
                                                ==========  ==========    ===========    =========     ==========    =========


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

             Statements of Shareholders' Equity (Deficit), Continued

                 Nine months ended February 28, 1999 and for the period from June 19, 1985 (inception) through February 28, 1999


                                                    SERIES B CONVERTIBLE                   DEFICIT
                                                       PREFERRED STOCK                   ACCUMULATED                     TOTAL
                                                    --------------------    ADDITIONAL   DURING THE                   SHAREHOLDERS'
                                                     NUMBER    AGGREGATE      PAID-IN    DEVELOPMENT     DEFERRED       EQUITY
                                                    OF SHARES    AMOUNT       CAPITAL       STAGE      COMPENSATION    (DEFICIT)
                                                    --------------------    -----------  -----------   ------------   -----------
Net loss                                               --    $      --               --     (7,363,810)          --    (7,363,810)
Issuance of common stock at
 $6.50 per share on  May 26, 1994
 (net of costs of issuance of $2,061,149)              --           --       14,163,851             --           --    14,188,851
Cancellation of stock options                          --           --          (85,400)            --       85,400            --
Amortization of deferred compensation                  --           --               --             --          267           267
                                                    -------- ---------      -----------  -------------   ----------   -----------
Balance at May 31, 1994                                --           --       56,779,765    (38,393,281)     (60,047)   18,420,997
Net loss                                               --           --               --     (7,439,013)          --    (7,439,013)
Issuance of common stock at
 $6.50 per share on June 20, 1994
 (net of issuance costs of $172,500)                   --           --        2,261,250             --           --     2,265,000
Exercise of stock options at $7.14 per share           --           --           71,300             --           --        71,400
Exercise of stock options at $2.00 per share           --           --          373,264             --           --       375,139
Cancellation of stock options                          --           --         (106,750)            --      106,750            --
Amortization of deferred compensation                  --           --               --             --      (67,892)      (67,892)
                                                    -------- ---------      -----------  -------------   ----------   -----------
Balance at May 31, 1995                                --           --       59,378,829    (45,832,294)     (21,189)   13,625,631
Net loss                                               --           --               --     (4,778,875)          --    (4,778,875)
Issuance of common stock at $17.75 per share on
 August 9, 1995 (net of
 issuance costs of $3,565,125)                         --           --       48,324,374             --           --    48,353,624
Issuance of common stock at $17.75 per share on
 September 11, 1995 (net of
 issuance costs of $423,238)                           --           --        7,360,187             --           --     7,364,575
Exercise of stock options at $2.00 per share           --           --          362,937             --           --       364,761
Exercise of stock options at $6.38 per share           --           --            9,555             --           --         9,570
Exercise of stock options at $7.14 per share           --           --           71,300             --           --        71,400
Cancellation of stock options                          --           --          (80,062)            --       80,062            --
Amortization of deferred compensation                  --           --               --             --      (62,726)      (62,726)
                                                    -------- ---------      -----------  -------------   ----------   -----------
Balance at May 31, 1996                                --           --      115,427,120    (50,611,169)      (3,853)   64,947,960
Net loss                                               --           --               --     (4,245,693)          --    (4,245,693)
Exercise of stock options at $0.20 per share           --           --           50,025             --           --        52,658
Exercise of stock options at $2.00 per share           --           --          463,540             --           --       465,869
Exercise of stock options at $7.14 per share           --           --           71,300             --           --        71,400
Amortization of deferred compensation                  --           --               --             --        2,569         2,569
                                                    -------- ---------      -----------  -------------   ----------   -----------
Balance at May 31, 1997                                --           --      116,011,985    (54,856,862)      (1,284)   61,294,763
Net loss                                               --           --               --     (5,883,378)          --    (5,883,378)
Exercise of stock options at $7.14 per share           --           --           35,650             --           --        35,700
Amortization of deferred compensation                  --           --               --             --        1,284         1,284
                                                    -------- ---------      -----------  -------------   ----------   -----------
Balance at May 31, 1998                                --           --      116,047,635    (60,740,240)          --    55,448,369
Net loss (unaudited)                                   --           --               --     (5,136,476)          --    (5,136,476)
Exercise of stock options at $7.14
 per share (unaudited)                                 --           --          124,775             --           --       124,950
                                                    -------- ---------      -----------  -------------   ----------   -----------
Balance at February 28, 1999 (unaudited)               --    $      --      116,172,410    (65,876,716)          --    50,436,843
                                                    ======== =========      ===========  =============   ==========   ===========


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

              Nine months ended February 28, 1999 and 1998 and for
                the period from June 19, 1985 (inception) through
                                February 28, 1999


                                                                                          CUMULATIVE
                                                            NINE MONTHS ENDED                FROM
                                                               FEBRUARY 28,             JUNE 19, 1985
                                                        ----------------------------       THROUGH
                                                            1999              1998     FEBRUARY 28, 1999
                                                        ------------      ----------   -----------------
                                                         (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
    Net loss                                            $ (5,136,476)     (4,152,100)    (65,876,716)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                        393,646         323,258      13,761,938
        Amortization of deferred compensation                   --             1,284       3,449,991
        Loss on sale of equipment                               --              --            66,359
        Changes in assets and liabilities:
          Prepaid expenses                                   173,267         176,728        (310,895)
          Other current assets                              (431,486)       (219,137)     (2,336,227)
          Other assets                                          --             4,167         (42,147)
          Accounts payable                                  (204,361)       (277,051)        832,906
          Accrued expenses                                   (31,036)        (21,341)         50,486
          Accrued compensation and benefits                   48,444           9,187         301,789
          Other liabilities                                    1,024           1,029         100,000
                                                        ------------      ----------     -----------

            Net cash used in operating activities         (5,186,978)     (4,153,976)    (50,002,516)
                                                        ------------      ----------     -----------

Cash flows from investing activities:
    Purchase of property, plant, equipment
      and capitalized engineering costs                     (225,201)     (2,063,556)    (14,720,389)
    Proceeds from matured marketable securities           42,649,200      39,039,196     327,440,781
    Proceeds from sale of marketable securities                 --              --         7,141,656
    Purchase of marketable securities                    (37,657,334)    (37,001,205)   (356,621,474)
    Proceeds from sale of equipment                             --              --            76,587
                                                        ------------      ----------     -----------

            Net cash used in investing activities          4,766,665         (25,565)    (36,682,839)
                                                        ------------      ----------     -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                      --              --       102,363,528
    Payment of common stock issuance costs                      --              --        (5,072,012)
    Proceeds from issuance of preferred stock                   --              --         6,644,953
    Proceeds from sale of stock options to
      purchase common shares                                 124,950            --         7,568,068
    Proceeds from issuance of notes payable                     --              --         1,500,000
    Repayment of notes payable                                  --              --          (140,968)
                                                        ------------      ----------     -----------

            Net cash provided by financing activities        124,950            --       112,863,569
                                                        ------------      ----------     -----------

            Net increase (decrease) in cash                 (295,363)     (4,179,541)     26,178,214

Cash at beginning of period                               26,473,577      21,367,496            --
                                                        ------------      ----------      ----------

Cash at end of period                                   $ 26,178,214      17,187,955      26,178,214
                                                        ============      ==========      ==========


See accompanying independent auditors' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                         Notes to Financial Statements

                               February 28, 1999



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

Item 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since its incorporation in 1985, Northfield Laboratories Inc. ("Northfield" or the "Company") has devoted substantially all of its efforts and resources to the research, development and clinical testing of its potential product, PolyHeme(TM). Northfield has incurred operating losses during each year of its operations since inception and expects to incur substantial additional operating losses for the next several years. From its inception through February 28, 1999, Northfield incurred operating losses totaling $65,877,000.

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

                              RESULTS OF OPERATIONS

         The Company reported no revenues for either of the three-month periods ended February 28, 1999 or 1998. From its inception through February 28, 1999, the Company has reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for the Company's third quarter of fiscal 1999 totaled $2,297,000, an increase of $104,000 from the $2,193,000 reported in the third quarter of fiscal 1998. Measured on a percentage basis, total expenses in the third quarter of fiscal 1999 increased by 4.7%. This increase was primarily due to increased costs associated with the Company's Phase II and Phase III clinical trials.

         Research and development expenses for the third quarter of fiscal 1999 totaled $1,700,000, an increase of $92,000, or 5.7%, from the $1,608,000 reported in the third quarter of fiscal 1998. The quarter over quarter increase in research and development expenses resulted from expanded efforts in clinical trials. Phase II clinical trials remain open and are on-going, enrolling high volume trauma patients. During the quarter, Northfield continued amortizing accumulated capitalized engineering costs. The Company anticipates that research and development expenses will increase over the next several quarters. Additional costs are planned for expanded multi-center clinical trials, third-party clinical monitoring as well as costs to manufacture additional product.

         For the nine-month period ended February 28, 1999, research and development expenses totaled $5,383,000, representing an increase of $624,000, or 13.1%, from the nine-month period ended February 28, 1998. Substantially all of the fiscal year to date increase over the comparable prior year period comes from increased expenses related to the Company's Phase III clinical trials.

         General and administrative expenses in the third quarter of fiscal 1999 totaled $598,000 compared to expenses of $585,000 in the third quarter of 1998, representing an increase of $13,000, or 2.2%. The increase was due primarily to increased insurance costs. The Company will continue to prioritize research and development over general and administrative expenses. The Company anticipates that general and administration expenses will likely increase over the next several quarters.

         General and administrative expenses for the nine-month period ended February 28, 1999 totaled $1,749,000 which represents a $41,000 or 2.3%, decrease from the $1,790,000 in the comparable prior year period. The decreases are reported primarily in travel and professional services.

INTEREST INCOME

         Interest income in the third quarter of fiscal 1999 equaled $606,000, or a $159,000 decrease from the $765,000 in interest income reported in the third quarter of fiscal 1998. Lower available investment balances and lower interest rates caused the quarter over quarter decrease in interest income. Interest income for the nine-month period ended February 28, 1999 totaled $1,995,000 or a $402,000 decrease from the comparable prior year period. Lower interest rates combined with declining available investment balances caused the year over year decline in interest income.

         Interest income is forecast to decline over the balance of the fiscal year as the cost of expanded clinical trials will significantly lower available investment balances.

NET LOSS

         The net loss for the third quarter ended February 28, 1999 was $1,691,000, or $.12 per basic share, compared to a net loss of $1,429,000, or $.10 per basic share, for the third quarter ended February 28, 1998. The increase in the loss per basic share is primarily the result of the increase in expense of running the ongoing clinical trials.

         For the nine-month period ended February 28, 1999, Northfield reported a loss of $5,136,000, or $.36 per basic share, compared to the comparable prior year period results of a loss of $4,152,000, or $.29 per basic share. Higher research and development expenses, partially offset by additional shares outstanding in fiscal 1999, caused the reported loss and per basic share loss to increase.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through February 28, 1999, the Company has expended cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $64,723,000. For the three-month and nine-month periods ended February 28, 1999, these cash expenditures totaled $1,649,000 and $5,412,000, respectively, as compared to $1,756,000 and
$6,218,000 in the prior year. The third quarter fiscal 1998 net cash outlay was high, compared to the current year expenditure, due to land acquisition for the Company's planned commercial-scale manufacturing facility.

         The Company has financed its research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of February 28, 1999, the Company had cash and marketable securities totaling $48,217,000.

         The Company believes its existing capital resources will be adequate to satisfy its operating capital requirements and maintain its existing pilot manufacturing plant and office facilities for approximately the next 2 - 3 years. Thereafter, the Company is likely to require substantial additional capital to continue its operations. The Company is currently unable to fund the construction of a large-scale manufacturing facility, which is estimated to cost approximately $45 million, without raising substantial additional capital.

         The Company may enter into collaborative arrangements with strategic partners which could provide the Company with additional funding or absorb expenses otherwise payable by the Company.

The Company has engaged in discussions with a number of potential strategic partners. These discussions are at various stages and there can be no assurance that any such arrangement will be consummated.

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

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

              EXHIBIT 27 - Financial Data Schedule

          (b) None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 1999.


                                      NORTHFIELD LABORATORIES INC.


                                      By: /s/ Richard E. DeWoskin
                                         ----------------------------------
                                         Richard E. DeWoskin
                                         Chairman of the Board and Chief
                                         Executive Officer

                                      By: /s/ Jack J. Kogut
                                         ----------------------------------
                                         Jack J. Kogut
                                         Secretary and Treasurer
                                         (principal financial officer
                                         and principal accounting officer)