Form 10-K405
period 1999-05-31
NORTHFIELD LABORATORIES INC /DE/
filed 1999-08-27
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

                            FOR ANNUAL AND TRANSITION
                        REPORTS PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended May 31, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ----------------      ----------------

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of August 25, 1999, 14,239,875 shares of the Registrant's common stock, par value $.01 per share, were outstanding. On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on August 25, 1999) held by non-affiliates of the Registrant was $129,180,858 (10,878,388 shares at $11.875 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Part III of this Form 10-K.


================================================================================




           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Annual Report contains forward-looking statements concerning, among other things, our prospects, clinical and regulatory developments affecting our potential product and our business strategies. These forward-looking statements are identified by the use of such terms as "intends," "expects," "plans," "estimates," "anticipates," "should" and "believes" and are in certain cases followed by a cross reference to "Risk Factors."

         These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under "Risk Factors." Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place a lot of weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.

         All subsequent written and oral forward-looking statements attributable to Northfield or any person acting on our behalf are qualified by the cautionary statements in this section. We will have no obligation to revise these forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         Northfield Laboratories Inc. believes it is a leader in the development of a safe and effective alternative to transfused blood for use in the treatment of acute blood loss. Our PolyHeme(TM) blood substitute product is a solution of chemically modified hemoglobin derived from human blood. Clinical studies to date indicate that PolyHeme carries as much oxygen, and loads and unloads oxygen in the same manner, as transfused blood. Infusion of PolyHeme also restores blood volume. Therefore, PolyHeme should be effective as an oxygen-carrying resuscitative fluid in the treatment of hemorrhagic shock resulting from extensive blood loss. Our method of manufacturing PolyHeme is designed to eliminate the risk of transmission of diseases such as AIDS or hepatitis. Clinical studies to date indicate that PolyHeme is universally compatible and accordingly should not require blood typing prior to infusion. Therefore, PolyHeme should be available for immediate use in emergency situations. In addition, PolyHeme has an extended shelf life compared to blood.

         We are presently conducting clinical trials of PolyHeme at multiple locations in the United States. Our clinical trials include the infusion of PolyHeme in elective surgical procedures as well as in trauma and emergency surgical applications. We are authorized by the Food and Drug Administration to infuse elective surgical patients with up to six units of PolyHeme. The average person has the equivalent of 10 units of circulating blood. Patients participating in our trauma and emergency surgical trials may receive up to 20 units of PolyHeme. We are the only firm to report successful infusion of such high doses of a blood substitute in any phase of clinical testing.

         Infusions have been given during resuscitation, intraoperatively and postoperatively. The rate of infusion has varied with the clinical setting. The most rapid rate consisted of the infusion of 20 units in 20 minutes during rapid hemorrhage. No substantive safety concerns attributed to the infusion of PolyHeme have been observed. The results of our ongoing clinical trials have been presented to the American Association for the Surgery of Trauma and the American College of Surgeons, and have been published in the September 1997 issue of the Journal of Trauma and the August 1998 issue of the Journal of the American College of Surgeons, both peer-reviewed scientific journals.

                                   BACKGROUND

         The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. We estimate that approximately 14 million units of blood were transfused in the United States in 1998, of which approximately 8.5 million units were administered to patients suffering the effects of acute blood loss.

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

         Our scientific research team has been responsible for the original concept, the early development and evaluation and clinical testing of PolyHeme, and have authored over 100 publications in the scientific literature relating to human blood substitute research and development. Members of our scientific research team have been involved in development of national transfusion policy through their participation in the activities of the National Heart Lung Blood Institute, the National Blood Resource Education Panel, the Department of Defense, the American Association of Blood Banks, the American Blood Commission, the American College of Surgeons and the American Red Cross.

                                   THE PRODUCT

         PolyHeme is a solution of chemically modified hemoglobin derived from human blood. Hemoglobin is the oxygen-carrying component of the human red blood cell. We purchase donated blood from The American Red Cross and Blood Centers of America for use as the starting material for PolyHeme. We use a proprietary process of separation, filtration and chemical modification to produce PolyHeme. Hemoglobin is first extracted from red blood cells and filtered to remove impurities. The purified hemoglobin is next chemically modified using a multi-step process to create a polymerized form of hemoglobin designed to avoid the undesirable effects historically associated with hemoglobin-based blood substitutes, including vasoconstriction, kidney dysfunction, liver dysfunction and gastrointestinal distress. The modified hemoglobin is then incorporated into a solution which can be administered as an alternative to transfused blood. One unit of PolyHeme contains 50 grams of modified hemoglobin, approximately the same amount of hemoglobin delivered by one unit of transfused blood.

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

         In addition to its utility as an oxygen carrier and blood volume expander, we believe PolyHeme will have the following additional benefits:

                  IMPACT ON DISEASE TRANSMISSION. We believe, and laboratory and clinical tests have thus far indicated, that the manufacturing process used to produce PolyHeme reduces blood-borne diseases, such as AIDS and hepatitis below detectable levels, which may be present in transfused blood.

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

                  EXTENDED SHELF LIFE. We believe PolyHeme has a shelf life well in excess of the 28 to 42 days currently permitted for blood. We estimate that PolyHeme has a shelf life of approximately 12 months under refrigerated conditions.

                                   THE MARKET

         We estimate that approximately 14 million units of blood were transfused in the United States in 1998, of which approximately 8.5 million units were administered to patients suffering the effects of acute blood loss. Patient charges for the units of blood used in the United States in 1998 for the treatment of acute blood loss were approximately $2.5 billion. The transfusion market in the United States consists of two principal segments. The acute blood loss segment, which comprises approximately 60% of the transfusion market, includes transfusions required in connection with trauma, surgery and unexpected blood loss. The chronic blood loss segment represents approximately 40% of the transfusion market and includes transfusions in connection with general medical applications and chronic anemias.

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

         In addition to the foregoing applications for which blood is currently used, there exist potential sources of demand for which blood is not currently utilized and for which PolyHeme may be suitable. These include applications in which the required blood type is not immediately available or in which transfusions are desirable but not given for fear of a transfusion reaction due to difficulty in identifying compatible blood. For example, we believe emergicenters and surgicenters both experience events where an oxygen-carrying volume expander may be useful. We also believe PolyHeme may be used by Emergency Medical Technicians in ambulances, medical helicopters and other prehospital settings. In addition, the military has expressed a high level of interest in oxygen-carrying products for the resuscitation of battlefield casualties.

                                 CLINICAL TRIALS

         Infusions have been given during resuscitation, intraoperatively and postoperatively. The rate of infusion has varied with the clinical setting. The most rapid rate consisted of the infusion of 20 units in 20 minutes during rapid hemorrhage. No substantive safety concerns attributed to the infusion of PolyHeme have been observed. The results of our ongoing clinical trials have been presented to the American Association for the Surgery of Trauma and the American College of Surgeons, and have been published in the September 1997 issue of the Journal of Trauma and the August 1998 issue of the Journal of the American College of Surgeons, both peer-reviewed scientific journals.

ELECTIVE SURGICAL APPLICATIONS

         We are presently conducting Phase III clinical trials of PolyHeme at multiple locations in the United States. Our Phase III clinical protocol is a randomized controlled study in which informed elective surgical patients are infused with up to six units of PolyHeme (three liters containing 300 grams of hemoglobin).



         We have engaged an international contract research organization to independently administer the collection of patient data generated by test sites participating in our Phase III clinical trials. The purpose of independent administration is to ensure that data collected as part of Phase III trials is free from any inaccuracy or bias that might result from interactions between the testing sites and the trial sponsor. As a result of this arrangement, we will not have access to detailed information regarding the status or results of our Phase III clinical trials until patient enrollment is completed.

TRAUMA AND EMERGENCY SURGICAL APPLICATIONS

         In addition to our Phase III trials, we are continuing to conduct Phase II clinical trials of PolyHeme in trauma and emergency surgical applications at civilian hospitals and military medical facilities in the United States. These continuing clinical trials, which began in 1994, are designed to assess the safety and effectiveness of PolyHeme in treating acute blood loss and hemorrhagic shock in trauma and surgical patients. We are authorized by the FDA to infuse up to 20 units (1000 grams) of PolyHeme to patients participating in our clinical trials in trauma and emergency surgical applications. This unprecedented dose is equivalent to twice the blood volume of an average person.

                        MANUFACTURING AND MATERIAL SUPPLY

         We use a proprietary process of separation, filtration and chemical modification to produce PolyHeme. Since 1990, we have produced PolyHeme in our 21,000 square foot manufacturing facility. We believe this facility is capable of producing sufficient quantities of PolyHeme for all of our clinical trials in the United States. We and our independent engineering consultants believe that our existing manufacturing process may be scaled up without substantial modification to produce commercial quantities of PolyHeme in larger facilities.

         If FDA approval of PolyHeme is received, we presently intend to manufacture PolyHeme for commercial sale in the United States using our own facilities. We currently have licensing arrangements for the manufacture of PolyHeme in certain countries outside the United States. We are also considering entering into other collaborative relationships with strategic partners which could involve arrangements relating to the manufacture of PolyHeme.

         The successful commercial introduction of PolyHeme will also depend on an adequate supply of blood to be used as a starting material. We believe that an adequate supply of blood is obtainable through the voluntary blood services sector. We have had extensive discussions with existing blood collection agencies, including The American Red Cross and Blood Centers of America, regarding sourcing of blood. We currently have short-term purchasing contracts with each of these agencies. In 1996, we entered into an agreement with hemerica, Inc., a subsidiary of Blood Centers of America, under which hemerica will supply us with 82,500 units per year of packed red cells, the source material for PolyHeme, over a three year period. We have and will continue to pursue long-term supply contracts with such agencies and other potential sources, although we cannot ensure that we will be able to obtain sufficient quantities of blood from the voluntary blood services sector to enable it to produce commercial quantities of PolyHeme if FDA approval is received.

                              MARKETING STRATEGIES

         If FDA approval of PolyHeme is received, we intend to market PolyHeme with our own sales force in the United States. We intend to recruit and train a specialty sales force of approximately 20 individuals to introduce PolyHeme in selected markets. The selling effort will target approximately 500 hospitals which utilize over 70% of the nation's blood supply. We believe the most important marketing activities will be educating, stimulating use by and servicing health care professionals.

         We may pursue licenses or other arrangements for the manufacture and distribution of PolyHeme both inside and outside the United States. We have entered into license agreements with Pharmacia & Upjohn AB and Hemocare Ltd., an Israeli corporation, to develop, manufacture and distribute PolyHeme in certain European, Middle Eastern and African countries. The license agreements permit Pharmacia and Hemocare to utilize PolyHeme and related manufacturing technology in return for the payment of royalties based upon sales of PolyHeme in the licensed territories.


         In March 1989, we granted Pharmacia an exclusive license to manufacture, promote and sell PolyHeme in a territory encompassing the United Kingdom, Germany, the Scandinavian countries and certain countries in the Middle East. Under the terms of the license agreement, Pharmacia has the right, upon consultation with us, to promote and sell PolyHeme in the licensed territory under its own trademark. The license agreement with Pharmacia provides for a nonrefundable initial fee, two additional nonrefundable fees based upon our achievement of certain regulatory milestones, and ongoing royalty payments based upon net sales of PolyHeme in the licensed territory. The license agreement further provides for a reduction of royalty payments upon the occurrence of certain events. In addition, under the terms of the agreement, we have the right under certain circumstances to direct Pharmacia's clinical testing of PolyHeme in the licensed territory.

         In July 1990, we granted Hemocare an exclusive license to manufacture, promote and sell PolyHeme in a territory encompassing Israel, Cyprus, Ivory Coast, Jordan, Kenya, Lebanon, Liberia, Nigeria and Zaire. Under the terms of the license agreement, Hemocare has the right, upon consultation with us, to promote and sell PolyHeme in the licensed territory under its own trademark. The license agreement with Hemocare provides for royalty payments based on net sales of PolyHeme in the licensed territory. In addition, under the terms of the license agreement, we have the right under certain circumstances to direct Hemocare's clinical testing of PolyHeme in the licensed territory.

         Our present plans with respect to the marketing and distribution of PolyHeme in the United States and overseas may change significantly based on the results of the clinical testing of PolyHeme, the establishment of relationships with strategic partners, changes in the scale, timing and cost of our commercial manufacturing facility, competitive and technological advances, the FDA regulatory process, the availability of additional funding and other factors.

                                   COMPETITION

         If approved for commercial sale, PolyHeme will compete directly with established therapies for acute blood loss and may compete with other technologies currently under development. We cannot ensure that PolyHeme will have advantages which will be significant enough to cause medical professionals to adopt it rather than to continue to use established therapies or other new technologies or products. We also cannot ensure that the price of PolyHeme, in light of PolyHeme's potential advantages, will be competitive with the price of established therapies or other new technologies or products.

         We believe that the treatment of acute blood loss is the setting most likely to lead to FDA approval and the application which presents the greatest market opportunity. However, several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Northfield in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies and products which will be available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or noncompetitive.

         We believe that important competitive factors in the market for blood substitute products will include the relative speed with which competitors can develop their respective products, complete the clinical testing and regulatory approval process and supply commercial quantities of their products to the market. In addition to these factors, competition is expected to be based on the effectiveness of blood substitute products and the scope of the intended uses for which they are approved, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. We believe that our competitive position will be significantly influenced by the timing of the clinical testing and regulatory filings for PolyHeme, our ability to expand its manufacturing capability to permit commercial production of PolyHeme, if approved, and our ability to maintain and enforce our proprietary rights covering PolyHeme and its manufacturing process.

                              GOVERNMENT REGULATION

         The manufacture and distribution of PolyHeme and the operation of our manufacturing facilities will require the approval of United States government authorities as well as those of foreign countries. In the United States, the FDA regulates medical products, including the category known as "biologicals" which includes PolyHeme. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of PolyHeme. In addition to FDA regulations, we are also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.

         The steps required before a biological product may be sold commercially in the United States include preclinical testing, the submission to the FDA of an Investigational New Drug application, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a Biologic License Application relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a BLA.

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

         Among the conditions for BLA approval is the requirement that the prospective manufacturer's quality controls and manufacturing procedures conform to FDA requirements. In addition, domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA. Outside the United States, we are also subject to foreign regulatory requirements governing clinical trials and marketing approval for medical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

         Our regulatory strategy is to pursue clinical testing and FDA approval of PolyHeme in the United States. We intend to arrange for testing and seek regulatory approval of PolyHeme outside the United States through licensing or other arrangements with other foreign or domestic companies.

                         PATENTS AND PROPRIETARY RIGHTS

                  We own four United States patents relating to PolyHeme, its uses and certain of our manufacturing processes. We have obtained counterpart patents and have additional patent applications pending in Canada, Israel and various European Union countries. Our United States patents expire in 2006. We have a policy of seeking patents covering the important techniques, processes and applications developed from our research and all modifications and improvements thereto. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We will continue to seek appropriate protection for our proprietary technology.

                  We cannot ensure that our patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that we will not become involved in disputes with respect to the patents or proprietary rights of third parties. An adverse outcome from these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to stop using our technology, any of which would result in a material adverse effect on our results of operations.

                            RESEARCH AND DEVELOPMENT

                  Since 1991, the principal focus of our research and development effort has been the support of the clinical trials necessary for regulatory approval of PolyHeme. We have also contracted for the preliminary engineering necessary to assess the production of PolyHeme in commercial quantities.

                  In fiscal 1999, 1998 and 1997, our research and development expenses totaled $7,661,000, $6,675,000, and $5,188,000, respectively. We anticipate that these expenses will continue to increase as we fund the further clinical testing of PolyHeme and prepare for production of PolyHeme in commercial quantities.

                                 HUMAN RESOURCES

                  As of May 31, 1999, we had 42 employees, of whom 35 were involved in research and development and seven were responsible for financial and other administrative matters. We also had consulting arrangements with seven individuals as of that date. None of our employees are represented by labor unions, and we are not aware of any organizational efforts on behalf of any labor unions involving our employees. We consider our relations with our employees to be excellent.

                                  RISK FACTORS

You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

NEED FOR EXTENSIVE CLINICAL TRIALS

                  The results of our clinical trials may not be sufficient at present to demonstrate adequately the safety and effectiveness of PolyHeme in order to file a Biologic License Application ("BLA") with the FDA. If additional trials are necessary, they may be expensive and time-consuming. The timing of the FDA review process is uncertain. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA approval of PolyHeme, or that FDA approval, if obtained, will not include limitations on the indicated uses for which PolyHeme may be marketed. Our business, financial condition and results of operations are critically dependent on receiving FDA approval of PolyHeme. A significant delay in our clinical trials or a failure to achieve FDA approval of commercial sales of PolyHeme would have a material adverse effect on us and could result in the cessation of our business. We or the FDA may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks.

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

                  Our research, development, testing, manufacturing, marketing and distribution of PolyHeme are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and its foreign counterparts. The regulatory approval process to establish the safety and effectiveness of PolyHeme and the safety and reliability of our manufacturing process has already consumed several years and considerable expenditures. The data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA regulatory approval. The lack of established criteria for evaluating the effectiveness of blood substitute products could also delay or prevent FDA regulatory approval. In addition, delay or rejection could be caused by changes in FDA policies and regulations. Similar delays or rejections may also be encountered in foreign countries. We cannot ensure that, even after extensive clinical trials, regulatory approval will ever be obtained for PolyHeme. Under new FDA guidelines, the FDA may comment upon the acceptability of a BLA following its submission. We cannot ensure that the FDA will accept our BLA or, if our BLA is deemed acceptable, that PolyHeme will ultimately be approved for manufacture and sale based on our BLA. Moreover, if regulatory approval of PolyHeme is granted, the approval may include limitations on the indicated uses for which PolyHeme may be marketed. Further, even if such regulatory approval is obtained, we do not presently have manufacturing facilities sufficient to produce commercial quantities of PolyHeme. In order to seek FDA approval of the sale of PolyHeme produced at its first commercial manufacturing facility, we may be required to conduct a portion of our clinical trials with product manufactured at that facility. Discovery of previously unknown problems with PolyHeme or unanticipated problems with our manufacturing facilities, even after FDA approval of PolyHeme for commercial sale, may result in the imposition of significant restrictions, including withdrawal of PolyHeme from the market. Additional laws and regulations may also be enacted which could prevent or delay regulatory approval of PolyHeme, including laws or regulations relating to the price or cost-effectiveness of medical products. Any delay or failure to achieve regulatory approval of commercial sales of PolyHeme is likely to have a material adverse effect on our financial condition.

EARLY STAGE OF DEVELOPMENT

                  Northfield was founded in 1985 and is a development stage company. Since 1985, we have been engaged primarily in the development and clinical testing of PolyHeme. No revenues have been generated to date from commercial sales of PolyHeme. Our revenues to date have consisted solely of license fees and interest income. We cannot ensure that our clinical testing will be successful, that regulatory approval of PolyHeme will be obtained, that we will be able to manufacture PolyHeme at an acceptable cost and in appropriate quantities or that we will be able to successfully market and sell PolyHeme. We also cannot ensure that we will not encounter unexpected difficulties which will have a material adverse effect on us, our operations or our properties.

RELIANCE ON SINGLE PRODUCT: TECHNOLOGICAL RISK

                  Northfield's operations have to date consisted primarily of the development and clinical testing of PolyHeme. We do not expect to realize product revenues unless we successfully develop and achieve commercial introduction of PolyHeme. We expect that such revenues, if any, will be derived solely from sales of PolyHeme. We also expect the use of PolyHeme to be limited primarily to the acute blood loss segment of the transfusion market. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in PolyHeme becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test PolyHeme. Any such occurrence would have a material adverse effect on us and our operations.

MANUFACTURING UNCERTAINTIES

                  We intend to build a commercial-scale manufacturing facility significantly larger than that currently being used to produce PolyHeme for our clinical testing. We have no experience in commercial-scale manufacturing, and there can be no assurance that we can achieve commercial-scale manufacturing capacity. It is also possible that we may incur substantial cost overruns and delays compared to existing estimates in building and equipping a commercial-scale manufacturing facility. Moreover, in order to seek FDA approval of the sale of PolyHeme produced at our first commercial manufacturing facility, we may be required to conduct a portion of our clinical trials with product manufactured at that facility. Accordingly, a delay in achieving scale-up of manufacturing capabilities will have a material adverse effects on the completion of our clinical trials and therefore on the commercial manufacture and sale of PolyHeme. Additionally, the manufacture of PolyHeme will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to the FDA's good manufacturing practice regulations. We cannot ensure that we will be able to obtain the necessary regulatory clearances or approvals to manufacture PolyHeme on a timely basis or at all.

LIMITATION OF SUPPLY OF STARTING MATERIAL

                  We currently purchase donated blood from The American Red Cross and Blood Centers of America for use as the starting material for PolyHeme. In 1996, we entered into an agreement with hemerica, Inc., a subsidiary of Blood Centers of America, under which hemerica would supply us with 82,500 units per year of packed red cells, the source material for PolyHeme, over a three year period. We have plans to enter long-term supply arrangements with other blood collectors. We cannot ensure that we will be able to enter into satisfactory long-term arrangements with blood bank operators, that the price we may be required to pay for starting material will permit us to price PolyHeme competitively or that we will be able to obtain an adequate supply of starting material. Additional demand for blood may arise from competing blood substitute products, some of which are derived from human blood, thereby limiting our available supply of starting material.

COMPETITION

                  If approved for commercial sale, PolyHeme will compete directly with established therapies for acute blood loss and may compete with other technologies currently under development. We cannot ensure that PolyHeme will have advantages which will be significant enough to cause medical professionals to adopt it rather than to continue to use established therapies or to adopt other new technologies or products. We also cannot ensure that the cost of PolyHeme will be competitive with the cost of established therapies or other new technologies or products. The development of blood substitute products is a rapidly evolving field. Competition is intense and expected to increase. Several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Northfield in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies or products which will become available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or non-competitive.

ABSENCE OF SALES AND MARKETING EXPERIENCE

      If approved for commercial sale, we intend to market PolyHeme in the United States using our own sales force. We have no experience in the sale or marketing of medical products. Our ability to implement our sales and marketing strategy for the United States will depend on our ability to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. We cannot ensure that we will be able to establish an effective marketing staff and sales force, that the cost of establishing such a marketing staff and sales force will not exceed revenues from the sale of PolyHeme or that our marketing and sales efforts will be successful.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY OR FUNDING

      From Northfield's inception through May 31, 1999, we have incurred net operating losses totaling $68,157,000. We will require substantial additional expenditures to complete clinical trials, to establish commercial scale manufacturing processes and facilities, and to establish marketing, sales and administrative capabilities. These expenditures are expected to result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis or at all. We may require substantial additional funds to achieve commercial production of PolyHeme. Our future capital requirements will depend on many factors, including the scope and results of clinical trials, the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. We cannot ensure that this additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding may result in significant dilution to then existing stockholders.

UNCERTAINTY OF MARKET ACCEPTANCE

      We anticipate that the market price for PolyHeme, if FDA approval is received, will exceed the cost of transfused blood. Competitors may also develop new technologies or products which are more effective or less costly than PolyHeme. We cannot ensure that the price of PolyHeme, considered in relation to PolyHeme's expected benefits, will be perceived by health care providers and third party payors as cost-effective, or that the price of PolyHeme will be competitive with transfused blood or with other new technologies or products. Our results of operations may be adversely affected if the price of PolyHeme is not considered cost-effective or if PolyHeme does not otherwise receive market acceptance.

UNCERTAINTY OF PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

      Our ability to compete effectively with other companies will depend, in part, on our ability to protect and maintain the proprietary nature of our technology. We cannot be certain as to the degree of protection offered by our patents or as to the likelihood that additional patents in the United States and certain other countries will be issued based upon pending patent applications. Patent applications in the United States are maintained in secrecy until patents are issued. We cannot be certain that we were the first creator of the inventions covered by our patents or pending patent applications or that we were the first to file patent applications for our inventions. The high costs of enforcing patent and other proprietary rights may also limit the degree of protection afforded to us. We also rely on unpatented proprietary technology, and we cannot ensure that others may not independently develop the same or similar technology or otherwise obtain access to our proprietary technology. We cannot ensure that our patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that we will not become involved in disputes with respect to the patents or proprietary rights of third parties. An adverse outcome from these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to stop using this technology, any of which would result in a material adverse effect on our results of operations.

                                     PART II

ITEM 2. PROPERTIES.

      We currently lease a 21,000 square foot pilot manufacturing facility located in Mt. Prospect, Illinois, and maintain our principal executive offices in Evanston, Illinois. The leases for our manufacturing facility and executive offices extend through June 2003 and February 2006, respectively. Rent expense for our 1999 fiscal year was $499,491. We believe our present manufacturing facility is capable of producing sufficient quantities of PolyHeme for all of our clinical trials in the United States.

      Currently, we are planning a two-step expansion. After a two-month shutdown this fall, new equipment will be installed in our current Mt. Prospect, Illinois manufacturing facility to bring our manufacturing capacity to approximately 10,000 units. During the second phase of the expansion, we plan to lease additional facilities adjacent to our current Mt. Prospect facility. Our preliminary engineering studies indicate that additional capacity of 50-60,000 units could be developed in approximately 16-18 months at a cost of $18-20 million. Northfield is taking this approach due to the capital required to build a greenfield facility with a 300,000 unit capacity. We view the smaller facility as financially prudent yet large enough for commercial viability.

      We have notified the seller of a parcel of undeveloped land previously purchased for use as our initial commercial-scale manufacturing facility of our intention to delay development of the site. Under the terms of our purchase contract, the seller has the right to repurchase the property for an amount equal to our acquisition cost of approximately $1.8 million. If the seller elects not to repurchase the property, we plan to hold the property for future development.


ITEM 3. LEGAL PROCEEDINGS.

      As of May 31, 1999, we were not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART III

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


                               MARKET INFORMATION

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.


                           Fiscal Quarter Ended               High            Low
                           May 31, 1997                       13 1/2          8 3/8
                           August 31, 1997                    10 3/8          9
                           November 30, 1997                  13 7/8          8 3/8
                           February 28, 1998                  11 1/2          8
                           May 31, 1998                       17 1/4          9 1/2
                           August 31, 1998                    18 1/8         10 1/8
                           November 30, 1998                  15 5/8          9 1/8
                           February 28, 1999                  16 3/8         10 15/16
                           May 31, 1999                       15             10 1/2
                           August 31, 1999                    13 7/8         11
                           (through August 25, 1999)


                                HOLDERS OF RECORD

      As of May 31, 1999, there were approximately 400 holders of record and approximately 8,700 beneficial owners of our common stock. There were as of that date no issued and outstanding shares of our preferred stock.

                                    DIVIDENDS

      We have never declared or paid dividends on our capital stock and do not anticipate declaring or paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial data set forth below for, and as of the end of, each of the years in the five-year period ended May 31, 1999 and for the period from June 19, 1985 (inception) through May 31, 1999 were derived from Northfield's financial statements, which financial statements have been audited by KPMG LLP, independent certified public accountants.




                                                         YEARS ENDED MAY 31,                      CUMULATIVE
                                                                                                     FROM
                                                                                                 JUNE 19, 1985
                                                                                                    THROUGH
                                             1999        1998       1997       1996     1995     MAY 31, 1999
                                            ------      ------     ------     ------   ------   --------------
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)

Revenues:

      License income                       $     -         -            -         -        -      $   3,000

Costs and expenses:

      Research and development               7,661     6,675        5,188     5,223    5,901         59,948


      General and administrative             2,311     2,338        2,317     2,509    2,275         29,211


      Interest income (net)                  2,556     3,130        3,259     2,953      737         18,002


Net loss                                   $(7,416)   (5,883)      (4,246)   (4,779)  (7,439)       (68,157)


Net loss per basic share                   $ (0.53)    (0.42)       (0.30)    (0.37)   (0.76)         (7.94)


Shares used in calculation of per
    Share data (1)                          14,115    14,093       13,961    12,849    9,850          8,586


                                                                         May 31,
                                              1999         1998           1997         1996          1995
                                             ------       ------        --------      ------        ------
BALANCE SHEET DATA:
  (in thousands)

Cash and marketable securities             $  47,561       53,504        60,294       63,984         12,252

Total assets                                  50,963       56,919        62,343       66,339         14,852

Total liabilities                              1,791        1,471         1,048        1,391          1,226

Deficit accumulated during
    Development stage                        (68,157)     (60,740)      (54,857)     (50,611)       (45,832)

Total shareholders' equity (2)                49,171       55,448        61,295       64,948         13,626



(1)  Computed on the basis described in Note 1 of Notes to Financial Statements.

(2) Excludes 623,000 shares reserved for issuance upon the exercise of stock options outstanding as of May 31, 1999. Additional stock options exercisable for a total of 20,000 shares and 185,000 shares, respectively, were available for grant as of May 31, 1999 under the Company's Employee Stock Option Plan and Stock Option Plan for Outside Directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

      Since Northfield's incorporation in 1985, We have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(TM). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through May 31, 1999, we have incurred operating losses totaling $68,157,000.

      Our success will depend on several factors, including our ability to obtain FDA regulatory approval of PolyHeme and our manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, and enforce our patent positions. We have experienced significant delays in the development and clinical testing of PolyHeme. We cannot ensure that we will be able to achieve these goals or that we will be able to realize product revenues or profitability on a sustained basis or at all.

      We anticipate that research and development expenses will continue to increase during the foreseeable future. These expected increases are attributable to anticipated future clinical trials, monitoring and reporting the results of these trials and continuing process development associated with improving our manufacturing capacity to permit commercial-scale production of PolyHeme. We expect that general and administrative expenses will increase over the foreseeable future due to increased expenses relating to the expansion of our organization in support of expanded commercial operations.

                              RESULTS OF OPERATIONS

      We reported no revenues for the fiscal years ended May 31, 1999, 1998 or 1997. From its inception through May 31, 1999,

Northfield has reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

      Operating expenses for our fiscal years ended May 31, 1999, 1998 and 1997 totaled $9,972,000, $9,013,000 and $7,505,000, respectively. On a percentage basis, fiscal 1999 operating expenses exceeded fiscal 1998 expenses by 10.6%, while fiscal 1998 operating expenses exceeded fiscal 1997 expenses by 20.1%.

      For the year-ended May 31, 1999, research and development expenses totaled $7,661,000, representing an increase of $986,000, or 14.8%, from the year ended May 31, 1998. Substantially all of the fiscal year research and development expense increase over the prior year relates to our clinical trials and the amortization of previously capitalized engineering costs.

      For the year ended May 31, 1998, research and development expenses totaled $6,675,000, representing an increase of $1,487,000, or 28.7%, from the year ended May 31, 1997. The year over year difference is due to increased expenses related to our clinical trials, validation services related to the our existing facility and preparatory analysis work for our planned commercial manufacturing facility.

      We anticipate that research and development expenses will continue to increase significantly for the foreseeable future. Additional costs are being planned for multi-center clinical trials, third party clinical monitoring, biostatistical analysis and report preparation and production.

      General and administrative expenses for fiscal 1999 totaled $2,311,000 compared to expenses of $2,338,000 for fiscal 1998, representing a decrease of $27,000, or 1.2%. We will continue to prioritize research and development over general and administrative expenses. We anticipate that general and administrative expenses will likely increase over the next several quarters as planning for commercial development will need to keep pace with the progress of PolyHeme through the FDA approval process.

      General and administrative expenses for fiscal 1998 totaled $2,338,000, representing a $21,000, or 0.9%, increase from the $2,317,000 reported for the prior fiscal year. General and administrative spending remained consistent with the prior fiscal year as we were able to effectively control general and administrative costs while increasing the level of research and development activity.

                                 INTEREST INCOME

      Interest income in fiscal 1999 equaled $2,556,000, or a $574,000 decrease from the $3,130,000 in interest income reported in fiscal 1998. Lower available investment balances and lower interest rates caused the year over year decrease in interest income.

      Interest income for fiscal 1998 totaled $3,130,000, or a $129,000 decrease from the comparable prior year period. Declining available investment balances and fluctuating interest rates combined for the 4.0% reduction in interest income.

      Without additional cash inflows, interest income will decline over the next several quarters as the cost of operations and capital investments will significantly lower available investment balances.

                                    NET LOSS

      Our net loss for the year ended May 31, 1999 was $7,416,000, or $.53 per basic share, compared to a net loss of $5,883,000, or $.42 per basic share, for the year ended May 31, 1998. The increase in the loss per basic share is primarily the result of the increase in the expense of conducting our ongoing clinical trials.

      For the year ended May 31, 1998, we reported a net loss of $5,883,000, or $.42 per basic share, compared to a prior year net loss of $4,246,000, or $.30 per basic share. Higher research expenses for expanded multi-center clinical trials, increased costs associated with validation procedures for our manufacturing process and lower interest income combined to cause the reported net loss and per share net loss to increase.

                         LIQUIDITY AND CAPITAL RESOURCES

      From its inception through May 31, 1999, Northfield has expended cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $66,379,000. For the years ended May 31, 1999 and 1998, these cash expenditures totaled $7,068,000 and $6,826,000, respectively. The year over year difference is primarily due to increased cash expenditures related to our ongoing clinical trials.

      We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of May 31, 1999, we had cash and marketable securities totaling $47,561,000.

      We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing manufacturing plant and office facilities for approximately the next two to three years. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45 million, without raising substantial additional capital. Currently, we are planning a two-step expansion. After a two month shutdown this fall, new equipment will be installed in our current Mt. Prospect, Illinois manufacturing facility to bring our manufacturing capacity to approximately 10,000 units. During the second phase of the expansion, we plan to lease additional facilities adjacent to our current Mt. Prospect facility. Our preliminary engineering studies indicate that additional capacity of 50-60,000 units could be developed in approximately 16-18 months at a cost of $18-20 million. Northfield is taking this approach due to the capital required to build a greenfield facility with a 300,000 unit capacity. We view the smaller facility as financially prudent yet large enough for commercial viability.

      We may enter into collaborative arrangements with strategic partners which could provide us with additional funding or absorb expenses we would otherwise be required to pay. We have engaged in discussions with a number of potential strategic partners. These discussions are at various stages and we cannot ensure that any of these arrangements will be consummated.

      Our capital requirements may vary materially from those now anticipated because of the results of our clinical testing of PolyHeme, the establishment of relationships with strategic partners, changes in the scale, timing or cost of our commercial manufacturing facility, competitive and technological advances, the FDA regulatory process, changes in our marketing and distribution strategy and other factors.

                                    YEAR 2000

      We have reviewed our internal computer applications and have consulted with our vendors who provide software services. We believe we are substantially year 2000 compliant and that any required changes in coding or hardware will be handled in a manner non-disruptive to our business and at a minimal cost.

      We are dependent in our operations on a number of suppliers whose individual status in achieving a year 2000 conversion is not known at this time. In the event that we or any of our significant suppliers experience disruption due to the year 2000 issue, our operations could be adversely affected.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See the Index to Financial Statements on page 21. These Financial Statements are incorporated by reference into this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON A ACCOUNTING AND FINANCIAL DISCLOSURE.

      We have not had a disagreement on any matter of accounting principles or financial statement disclosure with our independent accountants during our 1999, 1998 or 1997 fiscal years.

                                    PART III


ITEMS 10 THROUGH 13.

      The information specified in Items 10 through 13 of Form 10-K has been omitted in accordance with instructions to Form 10-K. We expect to file with the Commission in September 1999, pursuant to Regulation 14A, a definitive proxy statement which will contain the information required to be included in Items 10 through 13 of Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)  The following documents are filed as part of this report:

    (1) and (2) See the Index to Financial Statements on page 21
    (3) See Description of Exhibits on page 39.

b)  None.

c)  See Description of Exhibits on page 39.

d)  None.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                              Financial Statements

                              May 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)



                                TABLE OF CONTENTS



                                                                                                 PAGE

Independent Auditors' Report                                                                     F-1

Balance Sheets, May 31, 1999 and 1998                                                            F-2

Statements of Operations, Years ended May 31, 1999, 1998 and 1997 and the cumulative period from June 19, 1985
     (inception) through May 31, 1999                                                            F-3

Statements of Shareholders' Equity (Deficit), Years ended May 31, 1999, 1998 and
     1997 and the cumulative period from June 19, 1985
     (inception) through May 31, 1999                                                            F-4

Statements of Cash Flows, Years ended May 31, 1999, 1998 and 1997 and the cumulative period from June 19, 1985
     (inception) through May 31, 1999                                                            F-8

Notes to Financial Statements                                                                    F-9

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Northfield Laboratories Inc.:


We have audited the accompanying balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 1999 and 1998 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 1999 and for the cumulative period from June 19, 1985 (inception) through May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 1999 and for the cumulative period from June 19, 1985 (inception) through May 31, 1999 in conformity with generally accepted accounting principles.






July 2, 1999

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                             May 31, 1999 and 1998


                           ASSETS                                             1999               1998
                                                                          ------------       -----------
Current assets:
 Cash                                                                     $ 25,855,668        26,473,577
 Short-term marketable securities                                           21,705,449        27,030,902
 Prepaid expenses                                                              351,340           373,151
 Other current assets                                                          268,430            17,657
                                                                          ------------       -----------
     Total current assets                                                   48,180,887        53,895,287

Property, plant and equipment, net                                           2,755,565         2,996,937
Other assets                                                                    26,244            27,255
                                                                          ------------       -----------
                                                                          $ 50,962,696        56,919,479
                                                                          ============       ===========
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                         $  1,325,030         1,037,267
 Accrued expenses                                                              120,624            81,522
 Accrued compensation and benefits                                             221,000           253,345
                                                                          ------------       -----------
     Total current liabilities                                               1,666,654         1,372,134

Other liabilities                                                              124,702            98,976
                                                                          ------------       -----------
     Total liabilities                                                       1,791,356         1,471,110
                                                                          ------------       -----------
Shareholders' equity:
 Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
  none issued and outstanding                                                        -                 -
 Common stock, $.01 par value.  Authorized 20,000,000 shares;
  issued and outstanding 14,239,875 and 14,097,375 shares
  in 1999 and 1998, respectively                                               142,399           140,974
 Additional paid-in capital                                                117,185,514       116,047,635
 Deficit accumulated during the development stage                          (68,156,573)      (60,740,240)
                                                                          ------------       -----------
     Total shareholders' equity                                             49,171,340        55,448,369
                                                                          ------------       -----------
                                                                          $ 50,962,696        56,919,479
                                                                          ============       ===========

See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

                    Years ended May 31, 1999, 1998 and 1997
                  and the cumulative period from June 19, 1985
                        (inception) through May 31, 1999


                                                                                                   CUMULATIVE
                                                                                                      FROM
                                                               YEARS ENDED MAY 31,                JUNE 19, 1985
                                                    ------------------------------------------      THROUGH
                                                       1999            1998           1997        MAY 31, 1999
                                                    ------------     ----------     ----------    -------------
Revenues - license income                           $         -              -              -         3,000,000
                                                    ------------     ----------     ----------    -------------
Costs and expenses:
 Research and development                              7,660,763      6,675,052      5,187,738       59,947,580
 General and administrative                            2,311,365      2,338,451      2,317,217       29,210,725
                                                    ------------     ----------     ----------    -------------
                                                       9,972,128      9,013,503      7,504,955       89,158,305
                                                    ------------     ----------     ----------    -------------
Other income and expense:
 Interest income                                       2,555,795      3,130,125      3,259,262       18,084,966
 Interest expense                                             -              -              -            83,234
                                                    ------------     ----------     ----------    -------------
                                                       2,555,795      3,130,125      3,259,262       18,001,732
                                                    ------------     ----------     ----------    -------------
     Net loss                                       $ (7,416,333)    (5,883,378)    (4,245,693)     (68,156,573)
                                                    ============     ==========     ==========    =============
Net loss per share - basic and diluted              $      (0.53)         (0.42)         (0.30)           (7.94)
                                                    ============     ==========     ==========    =============
Shares used in calculation of
 per share data - basic                               14,114,676     14,097,375     13,960,557        8,585,788
                                                    ============     ==========     ==========    =============

See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

           Years ended May 31, 1999, 1998 and 1997 and the cumulative period from June 19, 1985 (inception) through May 31, 1999


                                                                                                               PREFERRED STOCK
                                                                                                           -----------------------
                                                                                                            NUMBER       AGGREGATE
                                                                                                           OF SHARES       AMOUNT
                                                                                                           ---------     ---------
Issuance of common stock on August 27, 1985                                                                      --      $      --
Issuance of Series A convertible preferred stock at $4.00 per share on
  August 27, 1985 (net of costs of issuance of $79,150)                                                          --             --
Net loss                                                                                                         --             --
                                                                                                           ---------     ---------

Balance at May 31, 1986                                                                                          --             --
Net loss                                                                                                         --             --
Deferred compensation relating to grant of stock options                                                         --             --
Amortization of deferred compensation                                                                            --             --
                                                                                                           ---------     ---------

Balance at May 31, 1987                                                                                          --             --
Issuance of Series B convertible preferred stock at $35.68 per share on
  August 14, 1987 (net of costs of issuance of $75,450)                                                          --             --
Net loss                                                                                                         --             --
Amortization of deferred compensation                                                                            --             --
                                                                                                           ---------     ---------

Balance at May 31, 1988                                                                                          --             --
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)              --             --
Conversion of Series A convertible preferred stock to common stock on June 7, 1988                               --             --
Conversion of Series B convertible preferred stock to common stock on June 7, 1988                               --             --
Exercise of stock options at $2.00 per share                                                                     --             --
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of issuance $21,395)                 --             --
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)             --             --
Sale of options at $28.29 per share to purchase common stock at $.20 per share on
  March 30, 1989 (net of costs of issuance of $4,162)                                                            --             --
Net loss                                                                                                         --             --
Deferred compensation relating to grant of stock options                                                         --             --
Amortization of deferred compensation                                                                            --             --
                                                                                                           ---------     ---------

Balance at May 31, 1989                                                                                          --             --
Net loss                                                                                                         --             --
Deferred compensation relating to grant of stock options                                                         --             --
Amortization of deferred compensation                                                                            --             --
                                                                                                           ---------     ---------

Balance at May 31, 1990                                                                                          --             --
Net loss                                                                                                         --             --
Amortization of deferred compensation                                                                            --             --
                                                                                                           ---------     ---------

Balance at May 31, 1991                                                                                          --             --
Exercise of stock warrants at $5.60 per share                                                                    --             --
Net loss                                                                                                         --             --
Amortization of deferred compensation                                                                            --             --
                                                                                                           ---------     ---------

Balance at May 31, 1992                                                                                          --             --
Exercise of stock warrants at $7.14 per share                                                                    --             --
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)             --             --
Net loss                                                                                                         --             --
Amortization of deferred compensation                                                                            --             --
                                                                                                           ---------     ---------
Balance at May 31, 1993                                                                                          --      $      --
                                                                                                           ---------     ---------



                See accompanying notes to financial statements.

                                  (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

           Years ended May 31, 1999, 1998 and 1997 and the cumulative period from June 19, 1985 (inception) through May 31, 1999

                            SERIES A CONVERTIBLE    SERIES B CONVERTIBLE                      DEFICIT                    TOTAL
     COMMON STOCK              PREFERRED STOCK         PREFERRED STOCK                     ACCUMULATED                    SHARE-
-----------------------   ---------------------    -----------------------   ADDITIONAL    DURING THE      DEFERRED      HOLDERS'
 NUMBER       AGGREGATE    NUMBER      AGGREGATE     NUMBER       AGGREGATE    PAID-IN      DEVELOPMENT      COMPEN-       EQUITY
OF SHARES       AMOUNT    OF SHARES      AMOUNT    OF SHARES      AMOUNT      CAPITAL         STAGE         SATION      (DEFICIT)
---------     ---------   ---------     -------    ---------     ---------  -----------    -----------    ----------   -----------
3,500,000     $  35,000          --     $     --          --     $      --  $   (28,000)   $        --   $        -    $     7,000

       --            --     250,000      250,000          --            --      670,850             --            -        920,850
       --            --          --           --          --            --           --       (607,688)           -       (607,688)
---------     ---------   ---------     --------  -----------     ---------  -----------    -----------   -----------   -----------

3,500,000        35,000     250,000      250,000          --            --      642,850       (607,688)           -        320,162
       --            --          --           --          --            --           --     (2,429,953)           -     (2,429,953)
       --            --          --           --          --            --    2,340,000             --    (2,340,000)           -
       --            --          --           --          --            --           --             --       720,000       720,000
---------     ---------   ---------     --------  ----------     ---------  -----------    -----------   -----------   -----------

3,500,000        35,000     250,000      250,000          --            --    2,982,850     (3,037,641)   (1,620,000)   (1,389,791)

       --            --          --           --     200,633       200,633    6,882,502             --            -      7,083,135
       --            --          --           --          --            --           --     (3,057,254)           -     (3,057,254)
       --            --          --           --          --            --           --             --       566,136       566,136
---------     ---------   ---------     --------  ----------     ---------  -----------    -----------   -----------   -----------

3,500,000        35,000     250,000      250,000     200,633       200,633    9,865,352     (6,094,895)   (1,053,864)    3,202,226
  413,020         4,130          --           --          --            --    9,749,870             --            -      9,754,000
1,250,000        12,500    (250,000)    (250,000)         --            --      237,500             --            -             -
1,003,165        10,032          --           --    (200,633)     (200,633)     190,601             --            -             -
   47,115           471          --           --          --            --       93,759             --            -         94,230
  175,525         1,755          --           --          --            --    4,976,855             --            -      4,978,610
   87,760           878          --           --          --            --    2,488,356             --            -      2,489,234

       --            --          --           --          --            --    7,443,118             --            -      7,443,118
       --            --          --           --          --            --           --       (791,206)           -       (791,206)
       --            --          --           --          --            --      683,040             --      (683,040)           -
       --            --          --           --          --            --           --             --       800,729       800,729
---------     ---------   ---------     --------  ----------     ---------  -----------    -----------   -----------   -----------

6,476,585        64,766          --           --          --            --   35,728,451     (6,886,101)     (936,175)   27,970,941
       --            --          --           --          --            --           --     (3,490,394)           -     (3,490,394)
       --            --          --           --          --            --      699,163             --      (699,163)           -
       --            --          --           --          --            --           --             --       546,278       546,278
---------     ---------   ---------     --------  ----------     ---------  -----------    -----------   -----------   -----------

6,476,585        64,766          --           --          --            --   36,427,614    (10,376,495)   (1,089,060)   25,026,825
       --            --          --           --          --            --           --     (5,579,872)           -     (5,579,872)
       --            --          --           --          --            --           --             --       435,296       435,296
---------     ---------   ---------     --------  ----------     ---------  -----------    -----------   -----------   -----------

6,476,585        64,766          --           --          --            --   36,427,614    (15,956,367)     (653,764)   19,882,249
   90,000           900          --           --          --            --      503,100             --            -        504,000
       --            --          --           --          --            --           --     (7,006,495)           -     (7,006,495)
       --            --          --           --          --            --           --             --       254,025       254,025
---------     ---------   ---------     --------  ----------     ---------  -----------    -----------   -----------   -----------

6,566,585        65,666          --           --          --            --   36,930,714    (22,962,862)     (399,739)   13,633,779
   15,000           150          --           --          --            --      106,890             --            -        107,040
  374,370         3,744          --           --          --            --    5,663,710             --            -      5,667,454
       --            --          --           --          --            --           --     (8,066,609)           -     (8,066,609)
       --            --          --           --          --            --           --             --       254,025       254,025
---------     ---------   ---------     --------  ----------     ---------  -----------    -----------   -----------   -----------
6,955,955     $  69,560          --     $     --          --     $      --  $42,701,314 $  (31,029,471)  $  (145,714)  $11,595,689
---------     ---------   ---------     --------  ----------     ---------  -----------    -----------   -----------   -----------

                See accompanying notes to financial statements.

                                  (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

           Years ended May 31, 1999, 1998 and 1997 and the cumulative period from June 19, 1985 (inception) through May 31, 1999



                                                                                                               PREFERRED STOCK
                                                                                                       ----------------------------
                                                                                                            NUMBER        AGGREGATE
                                                                                                           OF SHARES        AMOUNT
                                                                                                       -------------   ------------
Net loss                                                                                                         --    $          --
Issuance of common stock at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)             --               --
Cancellation of stock options                                                                                    --               --
Amortization of deferred compensation                                                                            --               --
                                                                                                       ------------    -------------
Balance at May 31, 1994                                                                                          --               --
Net loss                                                                                                         --               --
Issuance of common stock at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)                 --               --
Exercise of stock options at $7.14 per share                                                                     --               --
Exercise of stock options at $2.00 per share                                                                     --               --
Cancellation of stock options                                                                                    --               --
Amortization of deferred compensation                                                                            --               --
                                                                                                       ------------    -------------
Balance at May 31, 1995                                                                                          --               --
Net loss                                                                                                         --               --
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)             --               --
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)           --               --
Exercise of stock options at $2.00 per share                                                                     --               --
Exercise of stock options at $6.38 per share                                                                     --               --
Exercise of stock options at $7.14 per share                                                                     --               --
Cancellation of stock options                                                                                    --               --
Amortization of deferred compensation                                                                            --               --
                                                                                                       ------------    -------------
Balance at May 31, 1996                                                                                          --               --
Net loss                                                                                                         --               --
Exercise of stock options at $0.20 per share                                                                     --               --
Exercise of stock options at $2.00 per share                                                                     --               --
Exercise of stock options at $7.14 per share                                                                     --               --
Amortization of deferred compensation                                                                            --               --
                                                                                                       ------------    -------------
Balance at May 31, 1997                                                                                          --               --
Net loss                                                                                                         --               --
Exercise of stock options at $7.14 per share                                                                     --               --
Amortization of deferred compensation                                                                            --               --
                                                                                                       ------------    -------------
Balance at May 31, 1998                                                                                          --               --
Net loss                                                                                                         --               --
Non-cash compensation                                                                                            --               --
Exercise of stock options at $7.14 per share                                                                     --               --
Exercise of stock warrants at $8.00 per share                                                                    --               --
                                                                                                       ------------    -------------
Balance at May 31, 1999                                                                                          --    $          --
                                                                                                       ============    =============

                See accompanying notes to financial statements.

                                  (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

           Years ended May 31, 1999, 1998 and 1997 and the cumulative period from June 19, 1985 (inception) through May 31, 1999

                              SERIES A CONVERTIBLE       SERIES  B CONVERTIBLE                   DEFICIT                  TOTAL
       COMMON STOCK              PREFERRED STOCK          PREFERRED STOCK                    ACCUMULATED                 SHARE-
 -------------------------   ------------------------ ----------------------   ADDITIONAL     DURING THE    DEFERRED     HOLDERS'
  NUMBER       AGGREGATE       NUMBER       AGGREGATE    NUMBER   AGGREGATE      PAID-IN      DEVELOPMENT    COMPEN-      EQUITY
 OF SHARES       AMOUNT       OF SHARES       AMOUNT   OF SHARES    AMOUNT       CAPITAL        STAGE        SATION     (DEFICIT)
----------   -------------   ----------  ------------ ----------  ----------  ------------- ------------- ----------- ------------
C>
        --   $          --        --     $      --         --     $     --   $          --  $ (7,363,810)         --  $ (7,363,810)
 2,500,000          25,000        --            --         --           --      14,163,851            --          --    14,188,851
        --              --        --            --         --           --         (85,400)           --      85,400            --
        --              --        --            --         --           --              --            --         267           267
----------   -------------   -------    ----------    -------     --------   -------------  ------------  ----------  ------------
 9,455,955          94,560        --            --         --           --      56,779,765   (38,393,281)    (60,047)   18,420,997
        --              --        --            --         --           --              --    (7,439,013)         --    (7,439,013)
   375,000           3,750        --            --         --           --       2,261,250            --          --     2,265,000
    10,000             100        --            --         --           --          71,300            --          --        71,400
   187,570           1,875        --            --         --           --         373,264            --          --       375,139
        --              --        --            --         --           --        (106,750)           --     106,750            --
        --              --        --            --         --           --              --            --     (67,892)      (67,892)
----------   -------------   -------    ----------    -------     --------   -------------  ------------  ----------  ------------
10,028,525         100,285        --            --         --           --      59,378,829   (45,832,294)    (21,189)   13,625,631
        --              --        --            --         --           --              --    (4,778,875)         --    (4,778,875)
 2,925,000          29,250        --            --         --           --      48,324,374            --          --    48,353,624
   438,750           4,388        --            --         --           --       7,360,187            --          --     7,364,575
   182,380           1,824        --            --         --           --         362,937            --          --       364,761
     1,500              15        --            --         --           --           9,555            --          --         9,570
    10,000             100        --            --         --           --          71,300            --          --        71,400
        --              --        --            --         --           --         (80,062)           --      80,062            --
        --              --        --            --         --           --              --            --     (62,726)      (62,726)
----------   -------------   -------    ----------    -------     --------   -------------  ------------  ----------  ------------
13,586,155         135,862        --            --         --           --     115,427,120   (50,611,169)     (3,853)   64,947,960
        --              --        --            --         --           --              --    (4,245,693)         --    (4,245,693)
   263,285           2,633        --            --         --           --          50,025            --          --        52,658
   232,935           2,329        --            --         --           --         463,540            --          --       465,869
    10,000             100        --            --         --           --          71,300            --          --        71,400
        --              --        --            --         --           --              --            --       2,569         2,569
----------   -------------   -------    ----------    -------     --------   -------------  ------------  ----------  ------------
14,092,375         140,924        --            --         --           --     116,011,985   (54,856,862)     (1,284)   61,294,763
        --              --        --            --         --           --              --    (5,883,378)         --    (5,883,378)
     5,000              50        --            --         --           --          35,650            --          --        35,700
        --              --        --            --         --           --              --            --       1,284         1,284
----------   -------------   -------    ----------    -------     --------   -------------  ------------  ----------  ------------
14,097,375         140,974        --            --         --           --     116,047,635   (60,740,240)         --    55,448,369
        --              --        --            --         --           --              --    (7,416,333)         --    (7,416,333)
        --              --        --            --         --           --          14,354            --                    14,354
    17,500             175        --            --         --           --         124,775            --          --       124,950
   125,000           1,250        --            --         --           --         998,750            --          --     1,000,000
----------   -------------   -------    ----------    -------     --------   -------------  ------------  ----------  ------------
14,239,875   $     142,399        --    $       --         --     $     --   $ 117,185,514  $(68,156,573)         --  $ 49,171,340
----------   -------------   =======    ==========    =======     ========   =============  ============  ==========  ============



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                    Years ended May 31, 1999, 1998 and 1997
                  and the cumulative period from June 19, 1985
                        (inception) through May 31, 1999


                                                                                                                      CUMULATIVE
                                                                                                                         FROM
                                                                               YEARS ENDED MAY 31,                  JUNE 19, 1985
                                                                 -----------------------------------------------       THROUGH
                                                                      1999             1998            1997          MAY 31, 1999
                                                                 --------------   --------------  --------------   ---------------
Cash flows from operating activities:
 Net loss                                                        $  (7,416,333)     (5,883,378)      (4,245,693)     (68,156,573)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                       489,773         501,169          489,970       13,858,066
   Non-cash compensation                                                14,354           1,284            2,569        3,464,345
   Loss on sale of equipment                                                 -               -                -           66,359
   Changes in assets and liabilities:
    Prepaid expenses                                                    21,811        (149,287)          27,397         (462,351)
    Other current assets                                              (259,940)        400,036           41,208       (2,164,681)
    Other assets                                                             -           5,177           49,938          (42,147)
    Accounts payable                                                   287,763         380,451         (267,281)       1,325,030
    Accrued expenses                                                    39,102         (40,037)         (50,791)         120,624
    Accrued compensation and benefits                                  (32,345)         77,545           (2,250)         221,000
    Other liabilities                                                   25,726           5,153          (22,278)         124,702
                                                                 --------------   --------------  --------------   ---------------

      Net cash used in operating activities                         (6,830,089)     (4,701,887)      (3,977,211)     (51,645,626)
                                                                 --------------   --------------  --------------   ---------------

Cash flows from investing activities:
 Purchase of property, plant, equipment, and
  capitalized engineering costs                                       (238,223)     (2,123,734)        (302,706)     (14,733,412)
 Proceeds from sale of equipment                                             -               -                -           76,587
 Proceeds from matured marketable securities                        49,049,200      49,049,200       69,599,200      333,840,781
 Proceeds from sale of marketable securities                                 -               -                -        7,141,656
 Purchase of marketable securities                                 (43,723,747)    (37,153,198)     (56,230,458)    (362,687,887)
                                                                 --------------   --------------  --------------   ---------------

      Net cash provided by (used in) investing activities            5,087,230       9,772,268       13,066,036      (36,362,275)
                                                                 --------------   --------------  --------------   ---------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                              1,124,950          35,700          589,927      103,488,478
 Payment of common stock issuance costs                                      -               -                -       (5,072,012)
 Proceeds from issuance of preferred stock                                   -               -                -        6,644,953
 Proceeds from sale of stock options to
  purchase common shares                                                     -               -                -        7,443,118
 Proceeds from issuance of notes payable                                     -               -                -        1,500,000
 Repayment of notes payable                                                  -               -                -         (140,968)
                                                                 --------------   --------------  --------------   ---------------

      Net cash provided by financing activities                      1,124,950          35,700          589,927      113,863,569
                                                                 --------------   --------------  --------------   ---------------

      Net (decrease) increase in cash                                 (617,909)      5,106,081        9,678,752       25,855,668

Cash at beginning of period                                         26,473,577      21,367,496       11,688,744                -
                                                                 --------------   --------------  --------------   ---------------

Cash at end of period                                            $  25,855,668      26,473,577       21,367,496       25,855,668
                                                                 ==============   ==============  ==============   ===============

See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                              May 31, 1999 and 1998



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

          SHORT-TERM MARKETABLE SECURITIES

          Short-term marketable securities consist of government securities, corporate notes, and certificates of deposit with maturities of less than one year. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.

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

          CAPITALIZED ENGINEERING COSTS

          Capitalized engineering costs include design and other initial engineering studies relating to a commercial scale facility. During fiscal 1999 and 1998, the company capitalized $4,770 and $18,128, respectively, of such engineering costs. These costs are being amortized over a three year period. For the years ended May 31, 1999 and 1998, total amortization cost recorded was 185,544 and zero respectively.




                                      F-9                            (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                              May 31, 1999 and 1998



          COMPUTATION OF NET LOSS PER SHARE

          Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common equivalent shares. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common equivalent shares. Because the Company reported a net loss for the years ended May 31, 1999, 1998 and 1997 and the cumulative period from June 19, 1985 (inception) through May 31, 1999, basic and diluted per share amounts are the same.

          Had the Company reported net earnings for the years ended May 31, 1999, 1998 and 1997 and the cumulative period from June 19, 1985 (inception) through May 31, 1999, the weighted average number of shares outstanding would have been diluted by the following common equivalent securities (not assuming the effects of applying the treasury stock method):

                                                                          CUMULATIVE
                                                                             FROM
                                                                         JUNE 19, 1985
                                                                            THROUGH
                                  1999          1998         1997         MAY 31, 1999
                              ------------  -----------  ------------  -----------------
          Stock options          539,250       400,500      369,468         567,397
          Warrants               118,836       133,849      135,000          87,143
                              ------------  -----------  ------------  -----------------

                                 658,086       534,349      504,468         654,540
                              ============  ===========  ============  =================

          USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

          FINANCIAL INSTRUMENTS

          The fair values of financial instruments, which consist of marketable securities (note 9), were not materially different from their carrying values at May 31, 1999 and 1998.







                                      F-10                           (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                              May 31, 1999 and 1998



(2)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, less accumulated depreciation and amortization, is summarized as follows as of May 31, 1999 and 1998:

                                                                      1999              1998
                                                                 ----------------  ----------------

     Manufacturing equipment                                     $   7,330,453         7,116,614
     Laboratory equipment                                            1,330,425         1,330,425
     Office furniture and equipment                                    671,778           832,348
     Computer equipment                                                166,617                --
     Leasehold improvements                                          1,596,927         1,583,360
     Capitalized engineering costs                                     565,218           560,448
     Land                                                            1,817,702         1,817,702
                                                                 ----------------  ----------------

                                                                    13,479,120        13,240,897

     Less accumulated depreciation and amortization                 10,723,555        10,243,960
                                                                 ----------------  ----------------

                                                                 $   2,755,565         2,996,937
                                                                 ================  ================

     Depreciation and amortization expense amounted to $479,595, $390,159 and $349,730 for the years ended May 31, 1999, 1998 and 1997, respectively.

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



                                      F-11                           (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                              May 31, 1999 and 1998



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

     During the year ended May 31, 1999, the Company issued 142,500 additional shares of common stock upon the exercise of warrants and stock options for cash at $8.00 and $7.14 per share, respectively, for net proceeds of $1,124,950.





                                      F-12                           (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                              May 31, 1999 and 1998



(4)  INCOME TAXES

     As a result of losses incurred to date, the Company has not provided for income taxes. As of May 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $69,200,000, which are available to offset future taxable income, if any, through 2001 to 2014. Deferred tax assets primarily resulted from net operating loss carryforwards and differences in the recognition of research and development, compensatory stock options, and depreciation expenses and the tax benefit from the exercise of stock options. Additionally, the Company had approximately $1,900,000 of research and experimentation tax credits and investment tax credits available to reduce future income taxes through 2014.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     The net deferred tax assets as of May 31, 1999 and 1998 are summarized as follows:

                                                              1999              1998
                                                        ----------------  ----------------
     Deferred tax assets:
         Net operating loss carryforwards               $   26,900,000        24,100,000
         Tax credit carryforwards                            1,900,000         1,600,000
         Deferred compensation                               1,400,000         1,400,000
         Other                                                 200,000           700,000
                                                        ----------------  ----------------

                                                            30,400,000        27,800,000

     Valuation allowance                                   (30,400,000)      (27,800,000)
                                                        ----------------  ----------------

                Net deferred tax asset                  $           --                --
                                                        ================  ================

     The net change in the valuation allowance during fiscal 1999, 1998 and 1997 was an increase of $2,600,000, $2,300,000 and $2,700,000, respectively.

(5)  STOCK OPTION PLAN

     The Company's Restated Nonqualified Stock Option Plan (the Employee Stock Option Plan) lapsed on September 30, 1996. Following the termination of the plan, all options outstanding prior to the plan termination may be exercised in accordance with their terms. As of May 31, 1999, options to purchase a total of 128,000 shares of the Company's common stock at prices between $6.38 and $15.19 per share were outstanding under the Employee Stock Option Plan. These options expire between 2000 and 2004, ten years after the date of grant.

     With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the "1996 Option Plan"). This plan provides for the granting of stock options to the Company's directors, officers, key employees and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the year ended May 31, 1999, the Company granted 185,000 options to purchase shares of common stock at $10.81


                                      F-13                           (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                              May 31, 1999 and 1998



     per share, which was equal to the fair market value of a share of common stock at the date of grant. These options expire in 2009, ten years after the date of grant. During the year ended May 31, 1998, the Company granted 100,000 options to purchase shares of common stock at prices of $9.56 and $13.38 per share, which was equal to the fair market value of a share of common stock at the dates of grant. These options expire in 2007 and 2008, ten years after the date of grant.

     In September 1994, the Company adopted the Nonqualified Stock Option Plan for Outside Directors (Directors Plan) which provides for the granting of nonqualified stock options to directors of the Company who are neither employees of nor consultants to the Company and who were not directors of the Company prior to June 1, 1994. Stock options to purchase a total of 200,000 shares of common stock are available under the Directors Plan. During the year ended May 31, 1999, the Company granted no options to purchase shares of common stock. During the year ended May 31, 1998, the Company granted 15,000 options to purchase shares of common stock at a price of $13.38 per share, which was equal to the fair market value of a share of common stock at the date of grant. These options expire in 2008, ten years after the date of grant.

     The Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for options granted to directors, officers, and key employees under the plans. Accordingly, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                           1999            1998             1997
                                                                     ---------------  --------------  ---------------
     Net loss as reported                                            $  (7,416,333)      (5,883,378)     (4,245,693)
     Pro forma                                                          (8,175,218)      (6,658,191)     (4,526,133)

     Net loss per share as reported                                          (0.53)           (0.42)          (0.30)
     Pro forma                                                               (0.58)           (0.47)          (0.32)
                                                                     ===============  ==============  ===============



     For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997:

                                                                           1999            1998             1997
                                                                     ---------------  --------------  ---------------
     Expected volatility                                                    58.5%            57.0%           60.0%
     Risk-free interest rate                                                 5.9%             5.5%            6.7%
     Dividend yield                                                           --               --              --
     Expected lives                                                     6.7 years        7.0 years       7.9 years
                                                                     ===============  ==============  ===============





                                      F-14                           (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                              May 31, 1999 and 1998



     Additional information on shares subject to options is as follows:

                                               1999                       1998                       1997
                                     -------------------------- -------------------------- --------------------------
                                                    WEIGHTED                   WEIGHTED                   WEIGHTED
                                                    AVERAGE                    AVERAGE                    AVERAGE
                                                    EXERCISE                   EXERCISE                   EXERCISE
                                       OPTIONS       PRICE        OPTIONS       PRICE        OPTIONS       PRICE
                                     ------------ ------------- ------------ ------------- ------------ -------------
     Outstanding at beginning of
        year                            455,500   $   11.49        345,500   $   10.91        393,435   $    5.57
     Granted                            185,000       10.81        115,000       13.05        195,000       10.86
     Exercised                           17,500        7.14          5,000        7.14        242,935        2.21
     Canceled                                --          --             --          --             --          --
                                     ------------ ------------- ------------ ------------- ------------ -------------

     Outstanding at end
        of year                         623,000   $   11.41        455,500   $   11.49        345,500   $   10.91
                                     ============ ============= ============ ============= ============ =============

     Options exercisable at year
        end                             338,000   $   11.62        222,250   $   11.59        100,250   $   11.75
                                     ============ ============= ============ ============= ============ =============
     Weighted-average fair value
        of options granted
        during the year              $     6.86                 $     8.24                 $     7.55
                                     ============               ============               ============

     The following table summarizes information about stock options outstanding at May 31, 1999:

                                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                  -----------------------------------------------  ------------------------------
                                                       WEIGHTED
                                                       AVERAGE         WEIGHTED        OPTIONS         WEIGHTED
                                                      REMAINING        AVERAGE       EXERCISABLE       AVERAGE
             RANGE OF                  NUMBER        CONTRACTUAL       EXERCISE       AT MAY 31,       EXERCISE
         EXERCISE PRICES            OUTSTANDING          LIFE           PRICE            1999           PRICE
     -------------------------    ---------------  ---------------  -------------  ---------------  -------------
     $     6.38 - 9.56                 63,000        4.25 years     $     7.13          35,500      $     6.60
          10.81 - 15.19               560,000        8.17 years          11.90         302,500           12.20
     =========================    ===============  ===============  =============  ===============  =============

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

     On March 13, 1993, the Company granted warrants to purchase 125,000 shares of common stock of the Company at $13.00 per share. These warrants were canceled on August 3, 1994 and were reissued at $8.00 per share. These warrants were exercised on May 13, 1999 (note 3).



                                      F-15                           (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                              May 31, 1999 and 1998



(7)  LEASES

     Rent expense amounted to $499,491, $444,330 and $439,189 for the years ended May 31, 1999, 1998 and 1997, respectively.

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

     The Company has renewed the lease for its research and manufacturing facility which now expires in June 2003. The terms of the renewed lease are substantially the same as the original lease. The lease is secured by a letter of credit, which is collateralized by a $49,200 certificate of deposit as of May 31, 1999.

     At May 31, 1999, future minimum lease payments under the operating leases are as follows:

                    YEARS ENDING
                       MAY 31,                        AMOUNT
                    ------------                ---------------

                    2000                        $    452,739
                    2001                             460,989
                    2002                             474,849
                    2003                             483,609
                    2004                             319,225
                    2005 and
                       thereafter                    698,844
                                                ---------------

                                                $  2,890,255
                                                ===============

(8)  EMPLOYEE BENEFIT PLAN

     Effective January 1, 1994, the Company established a defined contribution 401(k) savings plan covering each employee of the Company satisfying certain minimum length of service requirements. Matching contributions to the accounts of plan participants are made by the Company in an amount equal to 50% of each plan participant's before-tax contribution, subject to certain maximum contribution limitations, and are made at the discretion of the Company. Expenses incurred under this plan for Company contributions for the years ended May 31, 1999, 1998 and 1997 amounted to $118,167, $98,567 and $99,781, respectively.






                                      F-16                           (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                              May 31, 1999 and 1998



(9)  SHORT-TERM MARKETABLE SECURITIES

     The fair market value of the Company's short-term marketable securities was $21,673,300 at May 31, 1999, which included gross unrealized holding losses of $32,149. The fair market value of the Company's short-term marketable securities was $27,030,511 at May 31, 1998, which included gross unrealized holding losses of $391.

     At May 31, 1999, all of the Company's short-term marketable securities were scheduled to mature in less than one year.

(10) SUBSEQUENT EVENT

     With an effective date of June 1, 1999, the Company established the Northfield Laboratories Inc. 1999 Stock Option Plan (the "1999 Option Plan"). This plan provides for the granting of stock options to the Company's directors, officers, key employees and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1999 Option Plan.



















                                      F-17                           (Continued)

                                    EXHIBITS



Number                   Description

3.1 Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 25, 1994, File No. 33-76856 (the "Registration Statement")).

3.2 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registration Statement)

10.1 Office Sublease dated as of April 20, 1993 between the Registrant and First Illinois Bank of Evanston, N.A., as Trustee (incorporated herein by reference to Exhibit
                         10.1 to the Registration Statement)

10.2 Amendment to Lease dated as of January 7, 1998 between the Registrant and First Illinois Bank of Evanston, N.A. (incorporated herein by reference to Exhibit
                         10.1.1 to the Registrant's Quarterly Report on Form 10-Q for the Registrant's quarter ended February 28,
                         1998).

10.3 Lease dated as of June 8, 1989 between the Registrant and OTR (incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.4 Amendment to Lease dated as of May 6, 1998 between the Registrant and OTR (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended May 31,
                         1998).

10.5 License Agreement dated as of March 6, 1989 between the Registrant and KabiVitrum AB (predecessor of Pharmacia & Upjohn Inc.) (incorporated herein by reference to
                         Exhibit 10.6 to the Registration Statement)

10.6 License Agreement dated as of July 20, 1990 between the Registrant and Eriphyle BV (incorporated herein by reference to Exhibit 10.7 to the Registration Statement)

10.7* Northfield Laboratories Inc. 401(K) Plan (incorporated herein by reference to Exhibit 10.14 to the Registration Statement)

10.8* Northfield Laboratories Inc. Nonqualified Stock Option Plan for Outside Directors (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended May 31, 1994)

10.9* Northfield Laboratories Inc. 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.5.1 to the Registrant's Quarterly Report on Form 10-Q for the Registrant's quarter ended November 30, 1997)

10.10*                   Northfield Laboratories Inc. 1999 Stock Option Plan.


10.11* Employment Agreement dated as of January 1, 1999 between the Registrant and Richard E. DeWoskin.

10.12* Employment Agreement dated as of January 1, 1999 between the Registrant and Steven A. Gould, M.D.

10.13* Employment Agreement dated as of January 1, 1999 between the Registrant and Jack J. Kogut.

23.1                     Consent of KPMG Peat Marwick LLP

27                       Financial Data Schedule.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 26, 1999.


                                                    NORTHFIELD LABORATORIES INC.


                                                    By: /s/ Richard E. DeWoskin
                                                        -----------------------
                                                    Richard E. DeWoskin
                                                    Chairman of the Board and
                                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 26, 1999.


            SIGNATURE                            TITLE

    /s/ Richard E. DeWoskin              Chairman of the Board and Chief
-------------------------------          Executive Officer (principal executive
      Richard E. DeWoskin                officer)


   /s/ Steven A. Gould, M.D.             President and Director
-------------------------------
     Steven A. Gould, M.D.

       /s/ Jack J. Kogut                 Vice President - Finance, Secretary and
-------------------------------          Treasurer (principal financial and
         Jack J. Kogut                   accounting officer)


   /s/ Gerald S. Moss, M.D.              Director
-------------------------------
      Gerald S. Moss, M.D.


     /s/ Bruce S. Chelberg               Director
-------------------------------
        Bruce S. Chelberg


      /s/ Jack Olshansky                 Director
-------------------------------
         Jack Olshansky


      /s/ David A. Savner                Director
-------------------------------
         David A. Savner

                                INDEX TO EXHIBITS

Number              Description                                                  Page No.
3.1                 Restated Certificate of Incorporation of the Registrant        --
                    (incorporated herein by reference to Exhibit 3.2 to the
                    Registrant's Registration Statement on Form S-1, filed
                    with the Securities and Exchange Commission on March
                    25, 1994, File No. 33-76856 (the "Registration
                    Statement")).

3.2                 Restated Bylaws of the Registrant (incorporated herein         --
                    by reference to Exhibit 3.4 to the Registration Statement.

10.1                Office Sublease dated as of April 20, 1993 between the
                    Registrant and First Illinois Bank of
                    Evanston, N.A., a Trustee (incorporated
                    herein by reference to Exhibit 10 to the Registration Statement)

10.2                Amendment to Lease dated as of January 7, 1999                 --
                    Between the Registrant and First Illinois Bank of
                    Evanston, N.A. (incorporated herein by reference
                    to Exhibit 10.1.1 to the Registrant's Quarterly
                    Report on Form 10-Q for the Registrant's
                    quarter ended February 28, 1998).


10.3                Lease dated as of June 8, 1989 between the Registrant         --
                    And OTR (incorporated by reference to Exhibit 10.2
                    the Registration Statement)

10.4                Amendment to Lease dated as of May 6, 1998 between            --
                    the Registrant and OTR (incorporated by
                    reference to Exhibit 10.11 to the
                    Registrant's Annual Report on Form 10-K for
                    the Registrant's fiscal year ended
                    May 31, 1998).

10.5                License Agreement dated as of March 6, 1989 between the       --
                    Registrant and KabiVitrum AB (predecessor or Pharmacia
                    & Upjohn Inc.) (incorporated herein by  reference  to
                    Exhibit 10.6 to the Registration Statement)

10.6                License Agreement dated as of July 20, 1990 between the       --
                    Registrant and Eriphyle BV (incorporated herein by

               reference to Exhibit 10.7 to the Registration Statement

10.7*          Northfield Laboratories Inc. 401(K) Plan (incorporate         --
               herein by reference to Exhibit 10.14 to the Registration
               Statement)


10.8*          Northfield Laboratories Inc. Nonqualified Stock Option        --
               Plan for Outside Directors (incorporated
               herein by Reference to Exhibit 10.15 to the
               Registrant's Annual Report on Form 10-K for
               the Registrant's fiscal year Ended May 31,
               1994)


10.9*          Northfield Laboratories Inc. 1996 Stock Option Plan
               (incorporated herein by reference to Exhibit 10.5.1 to the Registrant's Quarterly Report on Form 10-Q for the
               Registrant's quarter ended November 30, 1997)

10.10*         Northfield Laboratories Inc. 1999 Stock Option Plan.           1


10.11*         Employment Agreement dated as of January 1, 1999,              9
               between the Registrant and Richard E. DeWoskin

10.12*         Employment Agreement dated as of January 1, 1999,             18
               between the Registrant and Steven A. Gould, M.D.

10.13*         Employment Agreement dated as of January 1, 1999,             27
               between the Registrant and Jack J. Kogut



23.1           Consent of KPMG LLP                                           36

27             Financial Data Schedule.                                      37

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).