Form 10-Q
period 1999-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 1999-10-15
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, C.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED AUGUST 31, 1999
                                       OR
[   ]  TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               -----------    ------------
                         COMMISSION FILE NUMBER 0-24050

                          NORTHFIELD LABORATORIES INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                               36-3378733
              (State or other jurisdiction                                  (I.R.S. Employer
             of incorporation or organization)                           Identification Number)

    1560 SHERMAN AVENUE, SUITE 1000, EVANSTAON, ILLINOIS                        60201-4800
         (Address of principal executive offices)                               (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (847) 864-3500

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

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
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

    AS OF AUGUST 31, 1999, REGISTRANT HAD 14,239,875 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                              Financial Statements

                                 August 31, 1999

                  (See accompanying Review Report of KPMG LLP)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



     The Board of Directors
     Northfield Laboratories Inc.:


     We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 1999, and the related statements of operations and cash flows for the three-month periods ended August 31, 1999 and 1998 and for the period from June 19, 1985 (inception) through August 31, 1999. We have also reviewed the statements of shareholders' equity (deficit) for the three-month period ended August 31, 1999 and for the period from June 19, 1985 (inception) through August 31, 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Northfield Laboratories Inc. as of May 31, 1999, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 1999 (not presented herein); and in our report dated July 2, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 1999 and in the accompanying statement of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statement from which it has been derived.



     /s/ KPMG LLP


     October 6, 1999

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                  August 31, 1999 (unaudited) and May 31, 1999

                                                                                         AUGUST 31,           MAY 31,
                                     ASSETS                                                 1999               1999
                                                                                        ------------       -----------
Current assets:
    Cash                                                                                $ 22,031,844        25,855,668
    Short-term marketable securities                                                      23,156,541        21,705,449
    Prepaid expenses                                                                         232,775           302,240
    Other current assets                                                                     343,122           268,430
                                                                                        ------------       -----------

               Total current assets                                                       45,764,282        48,131,787

Property, plant, and equipment, net                                                        2,938,281         2,755,565
Other assets                                                                                  75,091            75,344
                                                                                        ------------       -----------
                                                                                        $ 48,777,654        50,962,696
                                                                                        ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                                      $  1,111,695         1,325,030
  Accrued expenses                                                                           145,465           120,624
  Accrued compensation and benefits                                                          235,400           221,000
                                                                                        ------------       -----------
               Total current liabilities                                                   1,492,560         1,666,654

Other liabilities                                                                            131,364           124,702
                                                                                        ------------       -----------
               Total liabilities                                                           1,623,924         1,791,356

Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
       none issued and outstanding                                                                --                --
    Common stock, $.01 par value.  Authorized 20,000,000 shares;
       issued and outstanding 14,239,875 shares
       at August 31, 1999 and May 31, 1999, respectively                                     142,399           142,399
    Additional paid-in capital                                                           117,207,045       117,185,514
    Deficit accumulated during the development stage                                     (70,195,714)      (68,156,573)
                                                                                        ------------       -----------
               Total shareholders' equity                                                 47,153,730        49,171,340
                                                                                        ------------       -----------
                                                                                        $ 48,777,654        50,962,696
                                                                                        ============       ===========

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

         Three months ended August 31, 1999 and 1998 and for the period from June 19, 1985 (inception) through August 31, 1999





                                                                                              CUMULATIVE
                                                                 THREE MONTHS ENDED              FROM
                                                                     AUGUST 31,              JUNE 19, 1985
                                                            ----------------------------        THROUGH
                                                                1999            1998        AUGUST 31, 1999
                                                            ------------     -----------    ---------------
                                                            (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Revenues - license income                                   $         --              --         3,000,000
Costs and expenses:
    Research and development                                   2,124,203       1,806,653        62,071,783
    General and administrative                                   484,800         590,559        29,695,525
                                                            ------------      ----------       -----------

                                                               2,609,003       2,397,212        91,767,308
                                                            ------------      ----------       -----------
Other income and expense:
    Interest income                                              569,862         716,338        18,654,828
    Interest expense                                                  --              --           (83,234)
                                                            ------------      ----------       -----------

                                                                 569,862         716,338        18,571,594
                                                            ------------      ----------       -----------

Net loss                                                    $ (2,039,141)     (1,680,874)      (70,195,714)
                                                            ============      ==========       ===========

Net loss per basic share                                    $      (0.14)          (0.12)            (8.08)
                                                            ============      ==========       ===========

Shares used in calculation of per share data                  14,239,875      14,097,375         8,687,445
                                                            ============      ==========       ===========

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                 Three months ended August 31, 1999 and for the period from June 19, 1985 (inception) through August 31, 1999






                                                                                                          PREFERRED STOCK
                                                                                                        --------------------
                                                                                                        NUMBER     AGGREGATE
                                                                                                        OF SHARES   AMOUNT
                                                                                                        --------------------
Issuance of common stock on August 27, 1985                                                                   --    $   --
Issuance of Series A convertible preferred stock at $4.00 per share on
    August 27, 1985 (net of costs of issuance of $79,150)                                                     --        --
Net loss                                                                                                      --        --
                                                                                                          ------    ------

Balance at May 31, 1986                                                                                       --        --
Net loss                                                                                                      --        --
Deferred compensation relating to grant of stock options                                                      --        --
Amortization of deferred compensation                                                                         --        --
                                                                                                          ------    ------
                                                                                                              --        --
Balance at May 31, 1987                                                                                       --        --
Issuance of Series B convertible preferred stock at $35.68 per share on                                       --        --
    August 14, 1987 (net of costs of issuance of $75,450)                                                     --        --
Net loss                                                                                                      --        --
Amortization of deferred compensation                                                                         --        --
                                                                                                          ------    ------

Balance at May 31, 1988                                                                                       --        --
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)           --        --
Conversion of Series A convertible preferred stock to common stock on June 7, 1988                            --        --
Conversion of Series B convertible preferred stock to common stock on June 7, 1988                            --        --
Exercise of stock options at $2.00 per share                                                                  --        --
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)           --        --
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)          --        --
Sale of options at $28.29 per share to purchase common stock at $.20 per share on                             --        --
    March 30, 1989 (net of costs of issuance of $4,162)                                                       --        --
Net loss                                                                                                      --        --
Deferred compensation relating to grant of stock options                                                      --        --
Amortization of deferred compensation                                                                         --        --
                                                                                                          ------    ------

Balance at May 31, 1989                                                                                       --        --
Net loss                                                                                                      --        --
Deferred compensation relating to grant of stock options                                                      --        --
Amortization of deferred compensation                                                                         --        --
                                                                                                          ------    ------

Balance at May 31, 1990                                                                                       --        --
Net loss                                                                                                      --        --
Amortization of deferred compensation                                                                         --        --
                                                                                                          ------    ------

Balance at May 31, 1991                                                                                       --        --
Exercise of stock warrants at $5.60 per share                                                                 --        --
Net loss                                                                                                      --        --
Amortization of deferred compensation                                                                         --        --
                                                                                                          ------    ------

Balance at May 31, 1992                                                                                       --        --
Exercise of stock warrants at $7.14 per share                                                                 --        --
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)          --        --
Net loss                                                                                                      --        --
Amortization of deferred compensation                                                                         --        --
                                                                                                          ------    ------

Balance at May 31, 1993                                                                                       --        --
                                                                                                          ------    ------

                        SERIES A CONVERTIBLE    SERIES B CONVERTIBLE
     COMMON STOCK         PREFERRED STOCK         PREFERRED STOCK
--------------------- ----------------------- -----------------------
                                                                                  DEFICIT
                                                                                 ACCUMULATED                SHARE-
                                                                     ADDITIONAL  DURING THE    DEFERRED    HOLDERS'
  NUMBER    AGGREGATE    NUMBER    AGGREGATE    NUMBER    AGGREGATE   PAID-IN    DEVELOPMENT   COMPEN-      EQUITY
OF SHARES    AMOUNT    OF SHARES    AMOUNT    OF SHARES    AMOUNT     CAPITAL       STAGE       SATION     (DEFICIT)
----------  ---------  ----------  ---------  ----------  ---------  ----------  -----------  ----------  -----------
 3,500,000   $ 35,000       --      $   --          --    $  --        (28,000)        --         --           7,000
     --          --      250,000     250,000        --       --        670,850         --         --         920,850
     --          --        --           --          --       --           --        (607,688)     --        (607,688)
----------  ---------  ----------  ---------  ----------  ---------  ----------  -----------  ----------  -----------

 3,500,000     35,000    250,000     250,000        --       --        642,850      (607,688)      --        320,162
     --          --        --           --          --       --           --      (2,429,953)      --     (2,429,953)
     --          --        --           --          --       --      2,340,000         --     (2,340,000)      --
     --          --        --           --          --       --            --          --        720,000     720,000
----------  ---------  ----------   --------  ----------  ---------  ----------  -----------  ----------  -----------

 3,500,000     35,000    250,000     250,000        --       --       2,982,850   (3,037,641) (1,620,000) (1,389,791)
     --          --        --           --       200,633   200,633    6,882,502        --         --       7,083,135
     --          --        --           --          --       --         --        (3,057,254)      --     (3,057,254)
     --          --        --           --          --       --         --             --        566,136     566,136
----------  ---------  ----------   --------  ----------  ---------  ---------- ------------  ----------  ----------

 3,500,000     35,000    250,000     250,000     200,633   200,633    9,865,352   (6,094,895) (1,053,864)  3,202,226
   413,020      4,130      --           --          --        --      9,749,870        --         --       9,754,000
 1,250,000     12,500   (250,000)   (250,000)       --        --        237,500        --         --           --
 1,003,165     10,032      --           --      (200,633) (200,633)     190,601        --         --           --
    47,115        471      --           --          --        --         93,759        --         --          94,230
   175,525      1,755      --           --          --        --      4,976,855        --         --       4,978,610
    87,760        878      --           --          --        --      2,488,356        --         --       2,489,234
     --          --        --           --          --        --      7,443,118        --         --       7,443,118
     --          --        --           --          --        --          --        (791,206)      --       (791,206)
     --          --        --           --          --        --        683,040        --       (683,040)      --
     --          --        --           --          --        --          --           --        800,729     800,729
----------  ---------  ----------   --------  ----------  ---------  ----------  -----------  ----------  ----------

 6,476,585     64,766      --           --          --        --     35,728,451   (6,886,101)   (936,175) 27,970,941
     --          --        --           --          --        --          --      (3,490,394)      --     (3,490,394)
     --          --        --           --          --        --        699,163        --       (699,163)      --
     --          --        --           --          --        --          --           --        546,278     546,278
----------  ---------  ----------  ---------  ----------  ---------  ----------  -----------  ----------  ----------

 6,476,585     64,766      --           --          --        --     36,427,614  (10,376,495) (1,089,060) 25,026,825
     --          --        --           --          --        --          --      (5,579,872)      --     (5,579,872)
     --          --        --           --          --        --          --           --        435,296     435,296
----------  ---------  ----------  ---------  ----------  ---------  ----------  -----------  ----------  ----------

 6,476,585     64,766      --           --          --        --     36,427,614  (15,956,367)   (653,764) 19,882,249
    90,000        900      --           --          --        --        503,100        --          --        504,000
     --          --        --           --          --        --          --      (7,006,495)      --     (7,006,495)
     --          --        --           --          --        --          --           --        254,025     254,025
----------  ---------  ----------  ---------  ----------  ---------  ----------  -----------  ----------  ----------

 6,566,585     65,666      --           --          --        --     36,930,714  (22,962,862)   (399,739) 13,633,779
    15,000        150      --           --          --        --        106,890        --          --        107,040
   374,370      3,744      --           --          --        --      5,663,710        --          --      5,667,454
     --          --        --           --          --        --          --      (8,066,609)      --     (8,066,609)
     --          --        --           --          --        --          --           --        254,025     254,025
----------  ---------  ---------- ----------  ----------  ---------  ----------  -----------  ----------  -----------

 6,955,955     69,560      --           --          --        --     42,701,314  (31,029,471)   (145,714) 11,595,689
----------  ---------  ----------  ---------  ----------  ---------  ----------  -----------  ----------  ----------

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

             Statements of Shareholders' Equity (Deficit), continued

                 Three months ended August 31, 1999 and for the period from June 19, 1985 (inception) through August 31, 1999






                                                                                                          PREFERRED STOCK
                                                                                                        --------------------
                                                                                                         NUMBER    AGGREGATE
                                                                                                        OF SHARES    AMOUNT
                                                                                                        ---------- ---------
Net loss                                                                                                      --     $   --
Issuance of common stock at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)          --         --
Cancellation of stock options                                                                                 --         --
Amortization of deferred compensation                                                                         --         --
                                                                                                              --         --
                                                                                                          ------     ------
                                                                                                              --         --
Balance at May 31, 1994                                                                                       --         --
Net loss                                                                                                      --         --
Issuance of common stock at $6.50 per share on June 20, 1994                                                  --         --
(net of issuance costs of $172,500)                                                                           --         --
Exercise of stock options at $7.14 per share                                                                  --         --
Exercise of stock options at $2.00 per share                                                                  --         --
Cancellation of stock options                                                                                 --         --
Amortization of deferred compensation                                                                         --         --
                                                                                                          ------     ------
                                                                                                              --         --
Balance at May 31, 1995                                                                                       --         --
Net loss                                                                                                      --         --
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)          --         --
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)        --         --
Exercise of stock options at $2.00 per share                                                                  --         --
Exercise of stock options at $6.38 per share                                                                  --         --
Exercise of stock options at $7.14 per share                                                                  --         --
Cancellation of stock options                                                                                 --         --
Amortization of deferred compensation                                                                         --         --
                                                                                                          ------     ------
Balance at May 31, 1996                                                                                       --         --
Net loss                                                                                                      --         --
Exercise of stock options at $0.20 per share                                                                  --         --
Exercise of stock options at $2.00 per share                                                                  --         --
Exercise of stock options at $7.14 per share                                                                  --         --
Amortization of deferred compensation                                                                         --         --
                                                                                                          ------     ------
                                                                                                              --         --
Balance at May 31, 1997                                                                                       --         --
Net loss                                                                                                      --         --
Exercise of stock options at $7.14 per share                                                                  --         --
Amortization of deferred compensation                                                                         --         --
                                                                                                          ------     ------
                                                                                                              --         --
Balance at May 31, 1998                                                                                       --         --
Net loss                                                                                                      --         --
Non-cash compensation                                                                                         --         --
Exercise of stock options at $7.14 per share                                                                  --         --
Exercise of stock warrants at $8.00 per share                                                                 --         --
                                                                                                          ------     ------
                                                                                                              --         --
Balance at May 31, 1999                                                                                       --         --
Net loss (unaudited)                                                                                          --         --
Non-cash compensation (unaudited)                                                                             --         --
                                                                                                          ------     ------

Balance at August 31, 1999 (unaudited)                                                                        --     $   --
                                                                                                          ======     ======

See accompanying independent accountants' review report.


                           SERIES A CONVERTIBLE     SERIES B CONVERTIBLE                     DEFICIT                      TOTAL
       COMMON STOCK           PREFERRED STOCK         PREFERRED STOCK                       ACCUMULATED                   SHARE-
-------------------------  ---------------------  -----------------------    ADDITIONAL     DURING THE     DEFERRED      HOLDERS'
   NUMBER      AGGREGATE     NUMBER    AGGREGATE    NUMBER     AGGREGATE      PAID-IN       DEVELOPMENT     COMPEN-       EQUITY
  OF SHARES     AMOUNT     OF SHARES    AMOUNT     OF SHARES     AMOUNT       CAPITAL          STAGE        SATION       (DEFICIT)
------------  -----------  ---------   ---------  ----------   ----------   ------------   ------------   -----------   -----------
         --   $        --         --   $      --          --   $       --             --     (7,363,810)           --    (7,363,810)
  2,500,000        25,000         --          --          --           --     14,163,851             --            --    14,188,851
         --            --         --          --          --           --        (85,400)            --        85,400            --
         --            --         --          --          --           --             --             --           267           267
-----------   -----------  ---------   ---------  ----------   ----------   ------------   ------------   -----------   -----------

  9,455,955        94,560         --          --          --           --     56,779,765    (38,393,281)      (60,047)   18,420,997
         --            --         --          --          --           --             --     (7,439,013)           --    (7,439,013)
    375,000         3,750         --          --          --           --      2,261,250             --            --     2,265,000
     10,000           100         --          --          --           --         71,300             --            --        71,400
    187,570         1,875         --          --          --           --        373,264             --            --       375,139
         --            --         --          --          --           --       (106,750)            --       106,750            --
         --            --         --          --          --           --             --             --       (67,892)      (67,892)
-----------   -----------  ---------   ---------  ----------   ----------   ------------   ------------   -----------   -----------

 10,028,525       100,285         --          --          --           --     59,378,829    (45,832,294)      (21,189)   13,625,631
         --            --         --          --          --           --             --     (4,778,875)           --    (4,778,875)
  2,925,000        29,250         --          --          --           --     48,324,374             --            --    48,353,624
    438,750         4,388         --          --          --           --      7,360,187             --            --     7,364,575
    182,380         1,824         --          --          --           --        362,937             --            --       364,761
      1,500            15         --          --          --           --          9,555             --            --         9,570
     10,000           100         --          --          --           --         71,300             --            --        71,400
         --            --         --          --          --           --        (80,062)            --        80,062            --
         --            --         --          --          --           --             --             --       (62,726)      (62,726)
-----------   -----------  ---------   ---------  ----------   ----------   ------------   ------------   -----------   -----------

 13,586,155       135,862         --          --          --           --    115,427,120    (50,611,169)       (3,853)   64,947,960
         --            --         --          --          --           --             --     (4,245,693)           --    (4,245,693)
    263,285         2,633         --          --          --           --         50,025             --            --        52,658
    232,935         2,329         --          --          --           --        463,540             --            --       465,869
     10,000           100         --          --          --           --         71,300             --            --        71,400
         --            --         --          --          --           --             --             --         2,569         2,569
-----------   -----------  ---------   ---------  ----------   ----------   ------------   ------------   -----------   -----------

 14,092,375       140,924         --          --          --           --    116,011,985    (54,856,862)       (1,284)   61,294,763
         --            --         --          --          --           --             --     (5,883,378)           --    (5,883,378)
      5,000            50         --          --          --           --         35,650             --            --        35,700
         --            --         --          --          --           --             --             --         1,284         1,284
-----------   -----------  ---------   ---------  ----------   ----------   ------------   ------------   -----------   -----------

 14,097,375       140,974         --          --          --           --    116,047,635    (60,740,240)           --    55,448,369
         --            --         --          --          --           --             --     (7,416,333)           --    (7,416,333)
         --            --         --          --          --           --         14,354             --            --        14,354
     17,500           175         --          --          --           --        124,775             --            --       124,950
    125,000         1,250         --          --          --           --        998,750             --            --     1,000,000
-----------   -----------  ---------   ---------  ----------   ----------   ------------   ------------   -----------   -----------

 14,239,875       142,399         --          --          --           --    117,185,514    (68,156,573)           --    49,171,340
         --            --         --          --          --           --             --     (2,039,141)           --    (2,039,141)
         --            --         --          --          --           --         21,531             --            --        21,531
-----------   -----------  ---------   ---------  ----------   ----------   ------------   ------------   -----------   -----------

 14,239,875   $   142,399         --   $      --          --   $       --    117,207,045    (70,195,714)           --    47,153,730
===========   ===========  =========   =========  ==========   ==========   ============   ============   ===========   ===========

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                  Three months ended August 31, 1999 and 1998
                     and for the period from June 19, 1985
                      (inception) through August 31, 1999



                                                                                                 CUMULATIVE
                                                                   THREE MONTHS ENDED               FROM
                                                                       AUGUST 31,               JUNE 19, 1985
                                                             ------------------------------        THROUGH
                                                                  1999             1998        AUGUST 31, 1999
                                                             --------------   -------------    ---------------
                                                               (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
Net loss                                                     $   (2,039,141)     (1,680,874)       (70,195,714)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                        87,138         164,306         13,945,204
Non-cash compensation                                                21,531              --          3,485,876
Loss on sale of equipment                                                --              --             66,359
Changes in assets and liabilities:
Prepaid expenses                                                     69,465          72,868           (343,786)
Other current assets                                                (74,692)       (165,402)        (2,239,373)
Other assets                                                             --              --            (91,247)
Accounts payable                                                   (213,335)       (522,692)         1,111,695
Accrued expenses                                                     24,841           8,982            145,465
Accrued compensation and benefits                                    14,400          17,685            235,400
Other liabilities                                                     6,662           1,024            131,364
                                                             --------------  --------------   ----------------

Net cash used in operating activities                            (2,103,131)     (2,104,103)       (53,748,757)
                                                             --------------  --------------   ----------------

Cash flows from investing activities:
Purchase of property, plant, equipment,
  and capitalized engineering costs                                (269,601)       (113,907)       (15,003,013)
Proceeds from matured marketable securities                       3,549,200      25,649,200        337,389,981
Proceeds from sale of marketable securities                              --              --          7,141,656
Purchase of marketable securities                                (5,000,292)    (25,120,104)      (367,688,179)
Proceeds from sale of equipment                                                          --             76,587
                                                             --------------  --------------   ----------------

Net cash used in investing activities                            (1,720,693)        415,189        (38,082,968)
                                                             --------------  --------------   ----------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                   --              --        103,488,478
Payment of common stock issuance costs                                   --              --         (5,072,012)
Proceeds from issuance of preferred stock                                --              --          6,644,953
Proceeds from sale of stock options to
  purchase common shares                                                 --              --          7,443,118
Proceeds from issuance of notes payable                                  --              --          1,500,000
Repayment of notes payable                                               --              --           (140,968)
                                                             --------------  --------------   ----------------

Net cash provided by financing activities                                --              --        113,863,569
                                                             --------------  --------------   ----------------

Net increase (decrease) in cash                                  (3,823,824)     (1,688,914)        22,031,844

Cash at beginning of period                                      25,855,668      26,473,577                 --
                                                             --------------  --------------   ----------------

Cash at end of period                                        $   22,031,844      24,784,663         22,031,844
                                                             ==============  ==============   ================

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                         Notes to Financial Statements

                                August 31, 1999



(1)  BASIS OF PRESENTATION

     The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the year ending May 31, 2000. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 1999.

(2)  COMPUTATION OF NET LOSS PER SHARE

     Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because the Company reported a net loss for all periods presented, basic and diluted per share amounts are the same.

(3)  RECLASSIFICATIONS

     Certain reclassifications were made to the prior period financial statements in order to conform with the current period presentation.

(4)  SUBSEQUENT EVENTS

     On September 14, 1999, the Company sold a parcel of undeveloped land in Waukegan, Illinois back to its original owner in accordance with the terms of the original purchase agreement. No gain or loss was recognized on the sale.

     On September 16, 1999, the Company executed a lease amendment to include the space adjacent to its current Mt. Prospect, Illinois facility. The first lease option expires on August 30, 2004.

Item 2.)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(TM). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through August 31, 1999, we have incurred operating losses totaling $70,196,000.

         Our success will depend on several factors, including our ability to obtain Food & Drug Administration regulatory approval of PolyHeme and our manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, and enforce our patent positions. We have experienced significant delays in the development and clinical testing of PolyHeme. We cannot ensure that we will be able to achieve these goals or that we will be able to realize product revenues or profitability on a sustained basis or at all.

         We anticipate that research and development expenses will increase during the foreseeable future. These expected increases are attributable to anticipated future clinical trials, monitoring and reporting the results of these trials and continuing process development associated with improving our manufacturing capacity to permit commercial-scale production of PolyHeme. We expect that general and administrative expenses will increase over the foreseeable future due to increased expenses relating to the expansion of our organization in support of expanded commercial operations.

                              RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended August 31, 1999 or 1998. From Northfield's inception through August 31, 1999, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our first fiscal quarter ended August 31, 1999 totaled $2,609,000, an increase of $212,000 from the $2,397,000 reported in the first quarter of fiscal 1999. Measured on a percentage basis, total expenses in the first quarter of fiscal 2000 increased by 8.8%. This increase was primarily due to increased costs associated with our clinical trials, expanding our manufacturing organization, as well as preparing regulatory documentation for our current manufacturing facility.

         Research and development expenses for our first quarter of fiscal 2000 totaled $2,124,000, an increase of $317,000, or 17.5%, from the $1,807,000, reported in the first quarter of fiscal 1999. The majority of the increase in research and development expenses resulted from increases associated with conducting our clinical trials, producing PolyHeme for use in our clinical trials, expansion of our manufacturing organization and validation services. Phase III and Phase II clinical trials remain open and are ongoing.

         We anticipate that research and development expenses will continue to increase significantly for the foreseeable future. Additional costs are being planned for multi-center clinical trials, third party clinical monitoring, biostatistical analysis, report preparation, expanding our manufacturing organization and developing additional sources of hemoglobin.

         General and administrative expenses in the first quarter of fiscal 2000 totaled $485,000 compared to expenses of $591,000 in the first quarter of 1999, representing a decrease of $106,000, or 17.9%. The decrease is due primarily to lower costs for professional services and travel. We continue to prioritize research and development over general and administrative expenses. General and administrative expenses have not increased as we were able to effectively control general and administrative costs while increasing the level of research and development activity. We expect the level of general and administrative expenses to increase during the next several quarters.

INTEREST INCOME

         Interest income in the first quarter of fiscal 1999 totaled $570,000, or a $146,000 decrease from the $716,000 in interest income reported in the first quarter of fiscal 1998. Lower interest rates in fiscal 2000 combined with lower available investment balances accounted for the decrease. Interest income is expected to remain below prior year levels for the remainder of fiscal 2000 as we continue to utilize our existing cash resources to fund our business.

NET LOSS

         The net loss for the first quarter ended August 31, 1999 was $2,039,000, or $.14 per basic share, compared to a net loss of $1,681,000, or $.12 per basic share, for the first quarter ended August 31, 1998. The increase in the loss per basic share is primarily the result of the increase in the dollar loss associated with our ongoing clinical trials and validation services.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through August 31, 1999, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $68,752,000. For the three-month periods ended August 31, 1999 and 1998, these cash expenditures totaled $2,373,000, and $2,218,000, respectively. The increased cash outlay for the first quarter of fiscal 2000 compared to the comparable prior year period reflects an increased level of capital spending for manufacturing capacity.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of August 31, 1999, we had cash and marketable securities totaling

$45,188,000.

         During fiscal 1999, Northfield notified the seller of a parcel of undeveloped land previously purchased for use as our initial commercial-scale manufacturing facility of our intention to delay development of the site. Under the terms of our purchase contract, the seller has the right to repurchase the property for an amount equal to our acquisition cost of approximately $1,800,000. The original seller of the property gave notice of intent to repurchase the property in August 1999 and we closed the transaction and received the proceeds in September 1999, the second quarter of fiscal year 2000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing pilot manufacturing plant and office facilities for approximately the next two to three years. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45 million, without raising substantial additional capital. Currently, we are planning a two-step expansion. After a two month shutdown this fall, new equipment will be installed in our current manufacturing facility bringing our manufacturing capacity to approximately 10,000 units. As part of the second step of our planned expansion, we amended our existing lease in September 1999 to include space adjacent to our current manufacturing facility. Initial engineering on the additional space is currently underway. Preliminary engineering indicates additional capacity of 50-60,000 units could be developed in approximately 16-18 months at a cost of $18-20 million. Northfield is taking this approach due to the capital required to build a greenfield facility with a 300,000 unit capacity. Northfield views the smaller facility as financially prudent yet large enough for commercial viability.

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

         We have reviewed our non-information technology systems and have determined that any required repair or replacement of embedded technology should not have a significant impact on our operations.

         We are dependent in our operations on a number of suppliers whose individual status in achieving a year 2000 conversion is not known at this time. In the event that we or any of our significant suppliers experience disruption due to the year 2000 issue, our operations would be adversely affected. Given our assessment of year 2000 readiness, formal contingency plans will be developed on an ad hoc basis should the need arise.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 1999.


                                      NORTHFIELD LABORATORIES INC.


                                      By  /s/ RICHARD E. DEWOSKIN
                                         ---------------------------------------
                                         Richard E. DeWoskin
                                         Chairman of the Board and
                                         Chief Executive Officer


                                      By  /s/ JACK J. KOGUT
                                         ---------------------------------------
                                         Jack J. Kogut
                                         Secretary and Treasurer
                                         (principal financial officer and
                                         principal accounting officer)

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

            EXHIBIT 27 - Financial Data Schedule

        (b) None.