Form 10-Q
period 1999-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 2000-01-14
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, C.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED NOVEMBER 30, 1999
                                       OR
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

    AS OF NOVEMBER 30, 1999, REGISTRANT HAD 14,239,875 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                              Financial Statements

                                November 30, 1999

                  (See accompanying Review Report of KPMG LLP)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



     The Board of Directors
     Northfield Laboratories Inc.:


     We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 1999, and the related statements of operations for the three-month period ended November 30, 1999 and 1998, and statements of operations and cash flows for the six-month periods ended November 30, 1999 and 1998 and for the period from June 19, 1985 (inception) through November 30, 1999. We have also reviewed the statements of shareholders' equity (deficit) for the six-month period ended November 30, 1999 and for the period from June 19, 1985 (inception) through November 30, 1999. These financial statements are the responsibility of the Company's management.

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


     December 14, 1999

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                 November 30, 1999 (unaudited) and May 31, 1999


                                                                                         NOVEMBER 30,          MAY 31,
                              ASSETS                                                         1999               1999
                                                                                      ------------------    -------------

Current assets:
 Cash                                                                                 $       20,850,040       25,855,668
 Short-term marketable securities                                                             23,110,903       21,705,449
 Prepaid expenses                                                                                186,262          302,240
 Other current assets                                                                            454,014          268,430
                                                                                      ------------------    -------------
     Total current assets                                                                     44,601,219       48,131,787

Property, plant, and equipment, net                                                            2,275,966        2,755,565
Other assets                                                                                      74,839           75,344
                                                                                      ------------------    -------------
                                                                                      $       46,952,024       50,962,696
                                                                                      ==================    =============
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                     $        1,608,965        1,325,030
 Accrued expenses                                                                                 84,327          120,624
 Accrued compensation and benefits                                                               255,404          221,000
                                                                                      ------------------    -------------
     Total current liabilities                                                                 1,948,696        1,666,654

Other liabilities                                                                                134,708          124,702
                                                                                      ------------------    -------------
     Total liabilities                                                                         2,083,404        1,791,356
                                                                                      ------------------    -------------
Shareholders' equity:
 Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
  none issued and outstanding                                                                         --               --
 Common stock, $.01 par value.  Authorized 20,000,000 shares;
  issued and outstanding 14,239,875 shares
  at November 30, 1999 and May 31, 1999, respectively                                            142,399          142,399
 Additional paid-in capital                                                                  117,228,576      117,185,514
 Deficit accumulated during the development stage                                            (72,502,355)     (68,156,573)
                                                                                      ------------------    -------------
     Total shareholders' equity                                                               44,868,620       49,171,340
                                                                                      ------------------    -------------
                                                                                      $       46,952,024       50,962,696
                                                                                      ==================    =============

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

       Three and six months ended November 30, 1999 and 1998 and for the period from June 19, 1985 (inception) through November 30, 1999

                                                                                                                      CUMULATIVE
                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED              FROM
                                                           NOVEMBER 30,                      NOVEMBER 30,            JUNE 19, 1985
                                                 --------------------------------     --------------------------        THROUGH
                                                        1999            1998             1999           1998       NOVEMBER 30, 1999
                                                 ----------------   -------------     -----------    -----------   -----------------
                                                    (UNAUDITED)      (UNAUDITED)      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
Revenues -- license income                       $             --              --              --             --          3,000,000
Costs and expenses:
 Research and development                               2,362,427       1,876,252       4,486,630      3,682,905         64,434,210
 General and administrative                               523,505         560,459       1,008,305      1,151,018         30,219,030
                                                 ----------------   -------------     -----------    -----------   -----------------
                                                        2,885,932       2,436,711       5,494,935      4,833,923         94,653,240
                                                 ----------------   -------------     -----------    -----------   -----------------
Other income and expense:
 Interest income                                          579,291         672,046       1,149,153      1,388,384         19,234,119
 Interest expense                                              --              --              --             --             83,234
                                                 ----------------   -------------     -----------    -----------   -----------------
                                                          579,291         672,046       1,149,153      1,388,384         19,150,885
                                                 ----------------   -------------     -----------    -----------   -----------------
    Net loss                                     $     (2,306,641)     (1,764,665)     (4,345,782)    (3,445,539)       (72,502,355)
                                                 ================   =============     ===========    ===========   =================
Net loss per basic share                         $          (0.16)          (0.13)          (0.31)         (0.24)             (8.25)
                                                 ================   =============     ===========    ===========   =================
Shares used in calculation of per share data           14,239,875      14,107,045      14,239,875     14,102,184          8,784,463
                                                 ================   =============     ===========    ===========   =================

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                 Six months ended November 30, 1999 and for the period from June 19, 1985 (inception) through November 30, 1999

                                                                                                             SERIES A CONVERTIBLE
                                                            PREFERRED STOCK           COMMON STOCK             PREFERRED STOCK
                                                         ---------------------   -----------------------    -----------------------
                                                          NUMBER     AGGREGATE     NUMBER    AGGREGATE        NUMBER    AGGREGATE
                                                         OF SHARES     AMOUNT    OF SHARES     AMOUNT       OF SHARES     AMOUNT
                                                         ---------------------   ---------  ------------    ---------   -----------
Issuance of common stock on August 27, 1985                  --       $     --   3,500,000  $     35,000           --   $        --
Issuance of Series A convertible preferred
 stock at $4.00 per share on August 27, 1985 (net of
 costs of issuance of $79,150)                               --             --          --            --      250,000       250,000
Net loss                                                     --             --          --            --           --            --
                                                         ----------- ---------   ---------  ------------    ---------   -----------
Balance at May 31, 1986                                      --             --   3,500,000        35,000      250,000       250,000
Net loss                                                     --             --          --            --           --            --
Deferred compensation relating to grant of
 stock options                                               --             --          --            --           --            --
Amortization of deferred compensation                        --             --          --            --           --            --
                                                         ----------- ---------   ---------  ------------    ---------   -----------
Balance at May 31, 1987                                      --             --   3,500,000        35,000      250,000       250,000
Issuance of Series B convertible preferred
 stock at $35.68 per share on August 14, 1987 (net of
 costs of issuance of $75,450)                               --             --          --            --           --            --
Net loss                                                     --             --          --            --           --            --
Amortization of deferred compensation                        --             --          --            --           --            --
                                                         ----------- ---------   ---------  ------------    ---------   -----------
Balance at May 31, 1988                                      --             --   3,500,000        35,000      250,000       250,000
Issuance of common stock at $24.21 per share on
 June 7, 1988 (net of costs of issuance of $246,000)         --             --     413,020         4,130           --            --
Conversion of Series A convertible preferred stock
 to common stock on June 7, 1988                             --             --   1,250,000        12,500     (250,000)     (250,000)
Conversion of Series B convertible preferred stock
 to common stock on June 7, 1988                             --             --   1,003,165        10,032           --            --
Exercise of stock options at $2.00 per share                 --             --      47,115           471           --            --
Issuance of common stock at $28.49 per share on
 March 6, 1989 (net of costs of issuance of $21,395)         --             --     175,525         1,755           --            --
Issuance of common stock at $28.49 per share on
 March 30, 1989 (net of costs of issuance of $10,697)        --             --      87,760           878           --            --
Sale of options at $28.29 per share to purchase common
 stock at $.20 per share on March 30, 1989 (net of costs
 of issuance of $4,162)                                      --             --          --            --           --            --
Net loss                                                     --             --          --            --           --            --
Deferred compensation relating to grant of stock options     --             --          --            --           --            --
Amortization of deferred compensation                        --             --          --            --           --            --
                                                         ----------- ---------   ---------  ------------    ---------   -----------
Balance at May 31, 1989                                      --             --   6,476,585        64,766           --            --
Net loss                                                     --             --          --            --           --            --
Deferred compensation relating to grant of stock options     --             --          --            --           --            --
Amortization of deferred compensation                        --             --          --            --           --            --
                                                         ----------- ---------   ---------  ------------    ---------   -----------
Balance at May 31, 1990                                      --             --   6,476,585        64,766           --            --
Net loss                                                     --             --          --            --           --            --
Amortization of deferred compensation                        --             --          --            --           --            --
                                                         ----------- ---------   ---------  ------------    ---------   -----------
Balance at May 31, 1991                                      --             --  6,476,585        64,766            --            --
Exercise of stock warrants at $5.60 per share                --             --     90,000           900            --            --
Net loss                                                     --             --         --            --            --            --
Amortization of deferred compensation                        --             --         --            --            --            --
                                                         ----------- ---------  ---------  ------------     ---------   -----------
Balance at May 31, 1992                                      --             --  6,566,585        65,666            --            --
Exercise of stock warrants at $7.14 per share                --             --     15,000           150            --            --
Issuance of common stock at $15.19 per share on
 April 19, 1993 (net of costs of issuance of $20,724)        --             --    374,370         3,744            --            --
Net loss                                                     --             --         --            --            --            --
Amortization of deferred compensation                        --             --         --            --            --            --
                                                         ----------- ---------  ---------  ------------     ---------   -----------
Balance at May 31, 1993                                      --             --  6,955,955        69,560            --            --
                                                         ----------- ---------  ---------  ------------     ---------   -----------

                                                                     (Continued)

See accompanying independent accountants' review report.

                                                           SERIES B CONVERTIBLE                DEFICIT                     TOTAL
                                                             PREFERRED STOCK                 ACCUMULATED                   SHARE-
                                                          ---------------------- ADDITIONAL   DURING THE    DEFERRED      HOLDERS'
                                                           NUMBER     AGGREGATE   PAID-IN    DEVELOPMENT     COMPEN-       EQUITY
                                                          OF SHARES     AMOUNT    CAPITAL       STAGE        SATION      (DEFICIT)
                                                          ---------  ----------- ----------  ------------  ----------   -----------
Issuance of common stock on August 27, 1985                     --  $        --    (28,000)          --           --         7,000
Issuance of Series A convertible preferred
 stock at $4.00 per share on August 27, 1985 (net of
 costs of issuance of $79,150)                                  --           --    670,850           --           --       920,850
Net loss                                                        --           --         --     (607,688)          --      (607,688)
                                                         ---------  ----------- ----------  ------------  ----------   -----------
Balance at May 31, 1986                                         --           --    642,850     (607,688)          --       320,162
Net loss                                                        --           --         --   (2,429,953)          --    (2,429,953)
Deferred compensation relating to grant of
 stock options                                                  --           --  2,340,000           --   (2,340,000)           --
Amortization of deferred compensation                           --           --         --           --      720,000       720,000
                                                         ---------  ----------- ----------  ------------   ----------   -----------
Balance at May 31, 1987                                         --           --  2,982,850   (3,037,641)  (1,620,000)   (1,389,791)
Issuance of Series B convertible preferred
 stock at $35.68 per share on August 14, 1987 (net of
 costs of issuance of $75,450)                             200,633      200,633  6,882,502           --           --     7,083,135
Net loss                                                        --           --         --   (3,057,254)          --    (3,057,254)
Amortization of deferred compensation                           --           --         --           --      566,136       566,136
                                                         ---------  ----------- ----------  ------------  ----------   -----------
Balance at May 31, 1988                                    200,633      200,633  9,865,352   (6,094,895)  (1,053,864)    3,202,226
Issuance of common stock at $24.21 per share on
 June 7, 1988 (net of costs of issuance of $246,000)            --           --  9,749,870           --           --     9,754,000
Conversion of Series A convertible preferred stock
 to common stock on June 7, 1988                                --           --    237,500           --           --            --
Conversion of Series B convertible preferred stock
 to common stock on June 7, 1988                          (200,633)    (200,633)   190,601           --           --            --
Exercise of stock options at $2.00 per share                    --           --     93,759           --           --        94,230
Issuance of common stock at $28.49 per share on
 March 6, 1989 (net of costs of issuance of $21,395)            --           --  4,976,855           --           --     4,978,610
Issuance of common stock at $28.49 per share on
 March 30, 1989 (net of costs of issuance of $10,697)           --           --  2,488,356           --           --     2,489,234
Sale of options at $28.29 per share to purchase common
 stock at $.20 per share on March 30, 1989 (net of costs
 of issuance of $4,162)                                         --           --  7,443,118           --           --     7,443,118
Net loss                                                        --           --         --     (791,206)          --      (791,206)
Deferred compensation relating to grant of stock options        --           --    683,040           --     (683,040)           --
Amortization of deferred compensation                           --           --         --           --      800,729       800,729
                                                         ---------  ----------- ----------  ------------   ----------   -----------
Balance at May 31, 1989                                         --           -- 35,728,451   (6,886,101)    (936,175)   27,970,941
Net loss                                                        --           --         --   (3,490,394)          --    (3,490,394)
Deferred compensation relating to grant of stock options        --           --    699,163           --     (699,163)           --
Amortization of deferred compensation                           --           --         --           --      546,278       546,278
                                                         ---------  ----------- ----------  ------------   ----------   -----------
Balance at May 31, 1990                                         --           -- 36,427,614  (10,376,495)  (1,089,060)   25,026,825
Net loss                                                        --           --         --   (5,579,872)          --    (5,579,872)
Amortization of deferred compensation                           --           --         --           --      435,296       435,296
                                                         ---------  ----------- ----------  ------------   ----------   -----------
Balance at May 31, 1991                                         --           -- 36,427,614  (15,956,367)    (653,764)   19,882,249
Exercise of stock warrants at $5.60 per share                   --           --    503,100           --           --       504,000
Net loss                                                        --           --         --   (7,006,495)          --    (7,006,495)
Amortization of deferred compensation                           --           --         --           --      254,025       254,025
                                                         ---------  ----------- ----------  ------------  ----------   -----------
Balance at May 31, 1992                                         --           -- 36,930,714  (22,962,862)    (399,739)   13,633,779
Exercise of stock warrants at $7.14 per share                   --           --    106,890           --           --       107,040
Issuance of common stock at $15.19 per share on
 April 19, 1993 (net of costs of issuance of $20,724)           --           --  5,663,710           --           --     5,667,454
Net loss                                                        --           --         --   (8,066,609)          --    (8,066,609)
Amortization of deferred compensation                           --           --         --           --      254,025       254,025
                                                         ---------  ----------- ----------  ------------  ----------   -----------
Balance at May 31, 1993                                         --           -- 42,701,314  (31,029,471)    (145,714)   11,595,689
                                                         ---------  ----------- ----------  ------------  ----------   -----------

                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

            Statements of Shareholders' Equity (Deficit), continued

                 Six months ended November 30, 1999 and for the period from June 19, 1985 (inception) through November 30, 1999



                                                                                                             SERIES A CONVERTIBLE
                                                           PREFERRED STOCK             COMMON STOCK            PREFERRED STOCK
                                                       -----------------------    -----------------------   -----------------------
                                                        NUMBER       AGGREGATE      NUMBER    AGGREGATE       NUMBER    AGGREGATE
                                                       OF SHARES       AMOUNT     OF SHARES     AMOUNT      OF SHARES     AMOUNT
                                                       ----------    ---------    ---------  ------------   ---------   -----------
Net loss                                                    --       $      --           --  $         --          --   $       --
Issuance of common stock at $6.50 per share on
 May 26, 1994 (net of costs of issuance of $2,061,149)      --              --    2,500,000        25,000          --           --
Cancellation of stock options                               --              --           --            --          --           --
Amortization of deferred compensation                       --              --           --            --          --           --
                                                       ----------    ---------   ----------  ------------   ---------   -----------
Balance at May 31, 1994                                     --              --    9,455,955        94,560          --           --
Net loss                                                    --              --           --            --          --           --
Issuance of common stock at $6.50 per share on
 June 20, 1994 (net of issuance costs of $172,500)          --              --      375,000         3,750          --           --
Exercise of stock options at $7.14 per share                --              --       10,000           100          --           --
Exercise of stock options at $2.00 per share                --              --      187,570         1,875          --           --
Cancellation of stock options                               --              --           --            --          --           --
Amortization of deferred compensation                       --              --           --            --          --           --
                                                       ----------    ---------   ----------  ------------   ---------   -----------
Balance at May 31, 1995                                     --              --   10,028,525       100,285          --           --
Net loss                                                    --              --           --            --          --           --
Issuance of common stock at $17.75 per share on
 August 9, 1995 (net of issuance costs of $3,565,125)       --              --    2,925,000        29,250          --           --
Issuance of common stock at $17.75 per share on
 September 11, 1995 (net of issuance costs of $423,238)     --              --      438,750         4,388          --           --
Exercise of stock options at $2.00 per share                --              --      182,380         1,824          --           --
Exercise of stock options at $6.38 per share                --              --        1,500            15          --           --
Exercise of stock options at $7.14 per share                --              --       10,000           100          --           --
Cancellation of stock options                               --              --           --            --          --           --
Amortization of deferred compensation                       --              --           --            --          --           --
                                                       ----------    ---------   ----------  ------------   ---------   -----------
Balance at May 31, 1996                                     --              --   13,586,155       135,862          --           --
Net loss                                                    --              --           --            --          --           --
Exercise of stock options at $0.20 per share                --              --      263,285         2,633          --           --
Exercise of stock options at $2.00 per share                --              --      232,935         2,329          --           --
Exercise of stock options at $7.14 per share                --              --       10,000           100          --           --
Amortization of deferred compensation                       --              --           --            --          --           --
                                                       ----------    ---------   ----------  ------------   ---------   -----------
Balance at May 31, 1997                                     --              --   14,092,375       140,924          --           --
Net loss                                                    --              --           --            --          --           --
Exercise of stock options at $7.14 per share                --              --        5,000            50          --           --
Amortization of deferred compensation                       --              --           --            --          --           --
                                                       ----------    ---------   ----------  ------------   ---------   -----------
Balance at May 31, 1998                                     --              --   14,097,375       140,974          --           --
Net loss                                                    --              --           --            --          --           --
Non-cash compensation                                       --              --           --            --          --           --
Exercise of stock options at $7.14 per share                --              --       17,500           175          --           --
Exercise of stock warrants at $8.00 per share               --              --      125,000         1,250          --           --
                                                       ----------    ---------   ----------  ------------   ---------   -----------
Balance at May 31, 1999                                     --              --   14,239,875       142,399          --           --
Net loss (unaudited)                                        --              --           --            --          --           --
Non-cash compensation (unaudited)                           --              --           --            --          --           --
                                                       ----------    ---------   ----------  ------------   ---------   -----------
Balance at November 30, 1999 (unaudited)                    --       $      --   14,239,875  $    142,399          --   $       --
                                                       ==========    =========   ==========  ============   =========   ===========


See accompanying independent accountants' review report.


                                                                     (Continued)

                                                        SERIES B CONVERTIBLE                  DEFICIT                     TOTAL
                                                           PREFERRED STOCK                  ACCUMULATED                   SHARE-
                                                       ---------------------   ADDITIONAL    DURING THE     DEFERRED     HOLDERS'
                                                        NUMBER     AGGREGATE    PAID-IN     DEVELOPMENT     COMPEN-       EQUITY
                                                       OF SHARES     AMOUNT     CAPITAL        STAGE         SATION     (DEFICIT)
                                                       ---------   ---------   ----------   ------------   ----------  -----------
Net loss                                                      --   $      --           --     (7,363,810)        --     (7,363,810)
Issuance of common stock at $6.50 per share on
 May 26, 1994 (net of costs of issuance of $2,061,149)        --          --   14,163,851             --         --     14,188,851
Cancellation of stock options                                 --          --      (85,400)            --     85,400             --
Amortization of deferred compensation                         --          --           --             --        267            267
                                                       ---------   ---------  -----------   ------------   ----------  -----------
Balance at May 31, 1994                                       --          --   56,779,765    (38,393,281)   (60,047)    18,420,997
Net loss                                                      --          --           --     (7,439,013)        --     (7,439,013)
Issuance of common stock at $6.50 per share on
 June 20, 1994 (net of issuance costs of $172,500)            --          --    2,261,250             --         --      2,265,000
Exercise of stock options at $7.14 per share                  --          --       71,300             --         --         71,400
Exercise of stock options at $2.00 per share                  --          --      373,264             --         --        375,139
Cancellation of stock options                                 --          --     (106,750)            --    106,750             --
Amortization of deferred compensation                         --          --           --             --    (67,892)       (67,892)
                                                       ---------   ---------  -----------   ------------   ----------  -----------
Balance at May 31, 1995                                       --          --   59,378,829    (45,832,294)   (21,189)    13,625,631
Net loss                                                      --          --           --     (4,778,875)        --     (4,778,875)
Issuance of common stock at $17.75 per share on
 August 9, 1995 (net of issuance costs of $3,565,125)         --          --   48,324,374             --         --     48,353,624
Issuance of common stock at $17.75 per share on
 September 11, 1995 (net of issuance costs of $423,238)       --          --    7,360,187             --         --      7,364,575
Exercise of stock options at $2.00 per share                  --          --      362,937             --         --        364,761
Exercise of stock options at $6.38 per share                  --          --        9,555             --         --          9,570
Exercise of stock options at $7.14 per share                  --          --       71,300             --         --         71,400
Cancellation of stock options                                 --          --      (80,062)            --     80,062             --
Amortization of deferred compensation                         --          --           --             --    (62,726)       (62,726)
                                                       ---------   ---------  -----------   ------------   ----------  -----------
Balance at May 31, 1996                                       --          --  115,427,120    (50,611,169)    (3,853)    64,947,960
Net loss                                                      --          --           --     (4,245,693)        --     (4,245,693)
Exercise of stock options at $0.20 per share                  --          --       50,025             --         --         52,658
Exercise of stock options at $2.00 per share                  --          --      463,540             --         --        465,869
Exercise of stock options at $7.14 per share                  --          --       71,300             --         --         71,400
Amortization of deferred compensation                         --          --           --             --      2,569          2,569
                                                       ---------   ---------  -----------   ------------   ----------  -----------
Balance at May 31, 1997                                       --          --  116,011,985    (54,856,862)    (1,284)    61,294,763
Net loss                                                      --          --           --     (5,883,378)        --     (5,883,378)
Exercise of stock options at $7.14 per share                  --          --       35,650             --         --         35,700
Amortization of deferred compensation                         --          --           --             --      1,284          1,284
                                                       ---------   ---------  -----------   ------------   ----------  -----------
Balance at May 31, 1998                                       --          --  116,047,635    (60,740,240)        --     55,448,369
Net loss                                                      --          --           --     (7,416,333)        --     (7,416,333)
Non-cash compensation                                         --          --       14,354             --         --         14,354
Exercise of stock options at $7.14 per share                  --          --      124,775             --         --        124,950
Exercise of stock warrants at $8.00 per share                 --          --      998,750             --         --      1,000,000
                                                       ---------   ---------  -----------   ------------   ----------  -----------
Balance at May 31, 1999                                       --          --  117,185,514    (68,156,573)        --     49,171,340
Net loss (unaudited)                                          --          --           --     (4,345,782)        --     (4,345,782)
Non-cash compensation (unaudited)                             --          --       43,062             --         --         43,062
                                                       ---------   ---------  -----------   ------------   ----------  -----------
Balance at November 30, 1999 (unaudited)                      --   $      --  117,228,576    (72,502,355)        --     44,868,620
                                                       =========   =========  ===========   ============   ==========  ===========


                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

            Six months ended November 30, 1999 and 1998 and for the period from June 19, 1985 (inception) through November 30, 1999


                                                                                                                    CUMULATIVE
                                                                           SIX MONTHS ENDED                            FROM
                                                                             NOVEMBER 30,                         JUNE 19, 1985
                                                                    ---------------------------------                THROUGH
                                                                          1999               1998               NOVEMBER 30, 1999
                                                                    ----------------     ------------           -----------------
                                                                       (UNAUDITED)        (UNAUDITED)              (UNAUDITED)
Cash flows from operating activities:
 Net loss                                                           $     (4,345,782)      (3,445,539)              (72,502,355)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                             195,277          317,652                14,053,343
   Non-cash compensation and other adjustments                                74,328               --                 3,538,673
   Loss on sale of equipment                                                      --               --                    66,359
   Changes in assets and liabilities:
    Prepaid expenses                                                         115,978          109,549                  (395,473)
    Other current assets                                                    (185,584)         (34,987)               (2,350,265)
    Other assets                                                                  --               --                     6,953
    Accounts payable                                                         283,935         (514,168)                1,608,965
    Accrued expenses                                                         (36,298)         (11,629)                   84,326
    Accrued compensation and benefits                                         34,404           12,348                   255,404
    Other liabilities                                                         10,006            1,024                   134,708
                                                                    ----------------     ------------           -----------------
     Net cash used in operating activities                                (3,853,736)      (3,565,750)              (55,499,362)
                                                                    ----------------     ------------           -----------------
Cash flows from investing activities:
 Purchase of property, plant, equipment,
  and capitalized engineering costs                                       (1,532,874)        (197,063)              (16,266,286)
 Proceeds from matured marketable securities                               3,549,200       30,649,200               337,389,981
 Proceeds from sale of marketable securities                                      --               --                 7,141,656
 Purchase of marketable securities                                        (4,954,654)     (25,366,442)             (367,642,541)
 Proceeds from sale of equipment, land                                     1,786,436               --                 1,863,023
                                                                    ----------------     ------------           -----------------
     Net cash provided by (used in) investing activities                  (1,151,892)       5,085,695               (37,514,167)
                                                                    ----------------     ------------           -----------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                           --               --               103,488,478
 Payment of common stock issuance costs                                           --               --                (5,072,012)
 Proceeds from issuance of preferred stock                                        --               --                 6,644,953
 Proceeds from sale of stock options to
  purchase common shares                                                          --          124,950                 7,443,118
 Proceeds from issuance of notes payable                                          --               --                 1,500,000
 Repayment of notes payable                                                       --               --                  (140,968)
                                                                    ----------------     ------------           -----------------
     Net cash provided by financing activities                                    --          124,950               113,863,569
                                                                    ----------------     ------------           -----------------
     Net increase (decrease) in cash                                      (5,005,628)       1,644,895                20,850,040

Cash at beginning of period                                               25,855,668       26,473,577                        --
                                                                    ----------------     ------------           -----------------
Cash at end of period                                               $     20,850,040       28,118,472                20,850,040
                                                                    ================     ============           =================

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                November 30, 1999


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

  (4)   SIGNIFICANT EVENTS

        On September 14, 1999, the Company sold a parcel of undeveloped land in Waukegan, Illinois back to its original owner in accordance with the terms of the original purchase agreement. No gain or loss was recognized on the sale.

        On September 16, 1999, the Company executed a lease amendment to include the 35,000 square foot space adjacent to its current Mt. Prospect, Illinois facility under comparable lease terms. The first lease option expires on August 30, 2004.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHemeTM. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through November 30, 1999, we have incurred operating losses totaling $72,502,000.

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

         We anticipate that research and development expenses will increase during the foreseeable future. These expected increases are attributable to anticipated future clinical trials, monitoring and reporting the results of these trials and continuing process development associated with improving our manufacturing capacity to permit commercial-scale production of PolyHeme. We expect that general and administrative expenses will remain at current levels over the balance of the fiscal year.

                              RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended November 30, 1999 or 1998. From Northfield's inception through November 30, 1999, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.


OPERATING EXPENSES


         Operating expenses for our second fiscal quarter ended November 30, 1999 totaled $2,886,000, an increase of $449,000 from the $2,437,000 reported in the second quarter of fiscal 1999. Measured on a percentage basis, total expenses in the second quarter of fiscal 2000 increased by 18.4%. This increase was primarily due to increased costs associated with our ongoing clinical trials, expanding our manufacturing organization, as well as preparing regulatory documentation for our manufacturing facility.

         Research and development expenses for our second quarter of fiscal 2000 totaled $2,362,000, an increase of $486,000, or 25.9%, from the $1,876,000, reported in the second quarter of fiscal 1999. The majority of the increase in research and development expenses resulted from costs associated with conducting our clinical trials, producing PolyHeme for use in our clinical trials, expansion of our manufacturing organization and validation services. Phase III and Phase II clinical trials remain open and are ongoing.

         For the six-month period ended November 30, 1999, research and development expenses totaled $4,487,000, representing an increase of $804,000, or 21.8%, from the six-month period ended November 30, 1998. Substantially all of the fiscal year to date increase over the comparable prior year period comes from increased expenses related to the Company's Phase III clinical trials, adding personnel to the manufacturing organization and validation services.

         We anticipate that research and development expenses will continue to increase significantly for the foreseeable future. Additional costs are being planned for multi-center clinical trials, third party clinical monitoring, biostatistical analysis, report preparation, expanding the manufacturing organization and developing additional sources of hemoglobin.

         General and administrative expenses in the second quarter of fiscal 2000 totaled $524,000 compared to expenses of $560,000 in the second quarter of 1999, representing a decrease of $36,000, or 6.4%. We continue to prioritize research and development over general and administrative expenses. General and administrative expenses have not increased as we were able to effectively control general and administrative costs while increasing the level of research and development activity. We expect that general and administrative expenses will remain at current levels over the balance of the fiscal year.

         General and administrative expenses for the six-month period ended November 30, 1999 totaled $1,008,000 which represents a $143,000, or 12.4%, decrease from the $1,151,000 in the comparable prior year period.


INTEREST INCOME


         Interest income in the second quarter of fiscal 2000 totaled $579,000, or a $93,000 decrease from the $672,000 in interest income reported in the second quarter of fiscal 1999. Lower interest rates in fiscal 2000 combined with lower available investment balances accounted for the decrease. Interest income is expected to remain below prior year levels for the remainder of fiscal 2000 as we continue to utilize our existing cash resources to fund our business.

         Interest income for the six-month period ended November 30, 1999 totaled $1,149,000, or a $239,000 decrease from the comparable prior year period. Lower interest rates combined with declining available investment balances caused the year over year decline in interest income.


NET LOSS


         The net loss for the second quarter ended November 30, 1999 was $2,307,000, or $.16 per basic share, compared to a net loss of $1,765,000, or $.13 per basic share, for the second quarter ended November 30, 1998. The increase in the loss per basic share is primarily the result of the increase in the dollar loss associated with our ongoing clinical trials and validation services.
         For the six-month period ended November 30, 1999, Northfield reported a loss of $4,346,000, or $.31 per basic share, compared to the comparable prior year period results of a loss of $3,446,000, or $.24 per basic share. Higher research and development expenses, including manufacturing organization expansion, in fiscal 2000 caused the reported loss and per basic share loss to increase.


LIQUIDITY AND CAPITAL RESOURCES


         From Northfield's inception through November 30, 1999, we have used cash for operating activities and for the purchase of engineering services and property, plant and equipment in the amount of $71,766,000. For the three-month periods ended November 30, 1999 and 1998, these cash expenditures totaled $3,014,000, and $ 1,545,000, respectively. The increased cash outlay for the second quarter of fiscal 2000 compared to the comparable prior year period reflects an increased level of capital spending. During the second quarter, Northfield substantially completed the planned upgrade of its prototype manufacturing facility.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of November 30, 1999, we had cash and marketable securities totaling $43,961,000.

         During fiscal 1999, Northfield notified the seller of a parcel of undeveloped land previously purchased as the site for our initial commercial-scale manufacturing facility of our intention to delay development of the site. Under the terms of the land purchase contract, the seller had the right to repurchase the property for an amount equal to our acquisition cost of approximately $1,786,000. The original seller of the property gave notice of intent to repurchase the property in August 1999 and we closed the transaction and received the proceeds in September 1999, the second quarter of fiscal year 2000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing pilot manufacturing plant and office facilities for approximately the next two to three years. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45 million, without raising substantial additional capital. After a two month shutdown this fall, new equipment was installed in our current manufacturing facility bringing our annual manufacturing capacity to approximately 10,000 units. As part of the second step of our planned expansion we amended our existing lease in September 1999 to include space adjacent to our current manufacturing facility. Engineering on the additional space is currently underway and indicates additional capacity of 50-60,000 units could be developed in approximately 16-18 months at a cost of $18-20 million. Northfield is evaluating this approach due to the capital required to build a greenfield facility with a 300,000 unit capacity. Northfield's views the smaller facility as financially prudent yet large enough for commercial viability.

         We may enter into collaborative arrangements with strategic partners who could provide us with additional funding or absorb expenses we would otherwise be required to pay. We have engaged in discussions with a number of potential strategic partners. These discussions are at various stages and we cannot ensure that any of these arrangements will be consummated.

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


YEAR 2000


         At this writing, we have entered year 2000. Critical external utilities remain available. Internal control systems and data processing applications are working as expected. No disruption to our business has occurred. We expect final assessment of the year 2000 issues will not be available until the end of the third fiscal quarter, February 29, 2000. We remain confident that any unforeseen internal year 2000 issues will be resolved without significant financial or operational impact.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2000.


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

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) EXHIBIT 3.11 - Restated Certificate of Incorporation

            EXHIBIT 10.41 - Amendment to Lease

            EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

            EXHIBIT 27 - Financial Data Schedule

        (b) None.