Form 10-Q
period 2000-02-29
NORTHFIELD LABORATORIES INC /DE/
filed 2000-04-14
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, C.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED FEBRUARY 29, 2000
                                       OR
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

    AS OF FEBRUARY 29, 2000, REGISTRANT HAD 14,242,375 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                              Financial Statements

                                February 29, 2000

                    (See accompanying Review Report of KPMG)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



     The Board of Directors
     Northfield Laboratories Inc.:


     We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of February 29, 2000, and the related statements of operations for the three-month period ended February 29, 2000 and February 28, 1999 and statements of operations and cash flows for the nine-month period ended February 29, 2000 and February 28, 1999 and for the period from June 19, 1985 (inception) through February 29, 2000. We have also reviewed the statements of shareholders' equity (deficit) for the nine-month period ended February 29, 2000 and for the period from June 19, 1985 (inception) through February 29, 2000. These financial statements are the responsibility of the Company's management.

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



     /s/ KPMG


     March 27, 2000

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                 February 29, 2000 (unaudited) and May 31, 1999


                                                                    February 29,        May 31,
                                                                       2000                1999
                                                                   -------------       ----------
                                     Assets

Current assets:
 Cash                                                              $  29,586,123       25,855,668
 Short-term marketable securities                                     11,065,441       21,705,449
 Prepaid expenses                                                        107,276          302,240
 Other current assets                                                    329,556          268,430
                                                                   -------------       ----------
     Total current assets                                             41,088,396       48,131,787

Property, plant, and equipment, net                                    2,758,650        2,755,565
Other assets                                                              74,585           75,344
                                                                   -------------       ----------
                                                                   $  43,921,631       50,962,696
                                                                   =============       ==========
                      Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                                  $     971,259        1,325,030
 Accrued expenses                                                        111,908          120,624
 Accrued compensation and benefits                                       259,215          221,000
                                                                   -------------       ----------

     Total current liabilities                                         1,342,382        1,666,654

Other liabilities                                                        141,212          124,702
                                                                   -------------       ----------
     Total liabilities                                                 1,483,594        1,791,356
                                                                   -------------       ----------

Shareholders' equity:
 Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
  none issued and outstanding                                               --               --
 Common stock, $.01 par value.  Authorized 30,000,000 shares;
  issued and outstanding 14,242,375 shares and 14,239,875 shares
  at February 29, 2000 and May 31, 1999, respectively                    142,424          142,399
 Additional paid-in capital                                          117,262,001      117,185,514
 Deficit accumulated during the development stage                    (74,966,388)     (68,156,573)
                                                                   -------------       ----------
     Total shareholders' equity                                       42,438,037       49,171,340
                                                                   -------------       ----------
                                                                   $  43,921,631       50,962,696
                                                                   =============       ==========

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

Three and nine months ended February 29, 2000 and February 28, 1999 and for the period from June 19, 1985 (inception) through February 29, 2000



                                                                                               Cumulative
                                 Three months ended                 Nine months ended             from
                                 ------------------                 -----------------        June 19, 1985
                              February 29,    February 28,     February 29,   February 28,       through
                                  2000           1999             2000            1999      February 29, 2000
                              ------------    ------------     ------------   ------------  -----------------
                              (unaudited)     (unaudited)      (unaudited)    (unaudited)     (unaudited)
Revenues - license income    $       -               -               -               -          3,000,000

Costs and expenses:
 Research and development       2,364,773       1,699,787       6,851,403       5,382,692      66,798,983
 General and administrative       657,759         597,612       1,666,064       1,748,630      30,876,789
                             ------------      ----------      ----------      ----------     -----------
                               (3,022,532)     (2,297,399)     (8,517,467)     (7,131,322)    (97,675,772)
                             ------------      ----------      ----------      ----------     -----------

Other income and expense:
 Interest income                  558,499         606,462       1,707,652       1,994,846      19,792,618
 Interest expense                    -               -               -               -             83,234
                             ------------      ----------      ----------      ----------     -----------

                                  558,499         606,462       1,707,652       1,994,846      19,709,384
                             ------------      ----------      ----------      ----------     -----------

    Net loss                 $ (2,464,033)     (1,690,937)     (6,809,815)     (5,136,476)    (74,966,388)
                             ============      ==========      ==========      ==========     ===========

Net loss per basic share     $      (0.17)          (0.12)          (0.48)          (0.36)          (8.44)
                             ============      ==========      ==========      ==========     ===========

Shares used in calculation
 of per share data             14,240,864      14,114,875      14,240,203      14,106,368       8,878,166
                             ============      ==========      ==========      ==========     ===========


See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                 Nine months ended February 29, 2000 and for the period from June 19, 1985 (inception) through February 29, 2000


                                                                                                               Preferred stock
                                                                                                             -------------------
                                                                                                             Number    Aggregate
                                                                                                             of shares   amount
                                                                                                             -------------------

Issuance of common stock on August 27, 1985                                                                     -  $       -
Issuance of Series A convertible preferred stock at $4.00 per share on
 August 27, 1985 (net of costs of issuance of $79,150)                                                          -          -
Net loss                                                                                                        -          -
                                                                                                             --------    -------
Balance at May 31, 1986                                                                                         -          -
Net loss                                                                                                        -          -
Deferred compensation relating to grant of stock options                                                        -          -
Amortization of deferred compensation                                                                           -          -
                                                                                                             --------    -------

Balance at May 31, 1987                                                                                         -          -
Issuance of Series B convertible preferred stock at $35.68 per share on
 August 14, 1987 (net of costs of issuance of $75,450)                                                          -          -
Net loss                                                                                                        -          -
Amortization of deferred compensation                                                                           -          -
                                                                                                             --------    -------

Balance at May 31, 1988                                                                                         -          -
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)             -          -
Conversion of Series A convertible preferred stock to common stock on June 7, 1988                              -          -
Conversion of Series B convertible preferred stock to common stock on June 7, 1988                              -          -
Exercise of stock options at $2.00 per share                                                                    -          -
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)             -          -
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)            -          -
Sale of options at $28.29 per share to purchase common stock at $.20 per share on
 March 30, 1989 (net of costs of issuance of $4,162)                                                            -          -
Net loss                                                                                                        -          -
Deferred compensation relating to grant of stock options                                                        -          -
Amortization of deferred compensation                                                                           -          -
                                                                                                             --------    -------

Balance at May 31, 1989                                                                                         -          -
Net loss                                                                                                        -          -
Deferred compensation relating to grant of stock options                                                        -          -
Amortization of deferred compensation                                                                           -          -
                                                                                                             --------    -------

Balance at May 31, 1990                                                                                         -          -
Net loss                                                                                                        -          -
Amortization of deferred compensation                                                                           -          -
                                                                                                             --------    -------

Balance at May 31, 1991                                                                                         -          -
Exercise of stock warrants at $5.60 per share                                                                   -          -
Net loss                                                                                                        -          -
Amortization of deferred compensation                                                                           -          -
                                                                                                             --------    -------

Balance at May 31, 1992                                                                                         -          -
Exercise of stock warrants at $7.14 per share                                                                   -          -
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)            -          -
Net loss                                                                                                        -          -
Amortization of deferred compensation                                                                           -          -
                                                                                                             --------    -------

Balance at May 31, 1993                                                                                         -          -
                                                                                                             --------    -------



                     Series A convertible   Series B convertible              Deficit                    Total
    Common stock       preferred stock        preferred stock               accumulated                  share-
-------------------  -------------------    -------------------  Additional  during the     Deferred    holders'
 Number   Aggregate   Number   Aggregate     Number  Aggregate    paid-in    development     compen-     equity
of shares   amount   of shares  amount      of shares  amount     capital       stage        sation    (deficit)
--------- ---------  --------- ---------    --------- --------   ----------  -----------   ----------  ----------
3,500,000 $  35,000      -         -            -    $    -         (28,000)        -            -          7,000

     -         -      250,000   250,000         -         -         670,850         -            -        920,850
     -         -         -         -            -         -            -        (607,688)        -       (607,688)
--------- ---------   -------   -------     --------- --------   ----------  -----------   ----------  ----------
3,500,000    35,000   250,000   250,000         -         -         642,850     (607,688)        -        320,162
     -         -         -         -            -         -            -      (2,429,953)        -     (2,429,953)
     -         -         -         -            -         -       2,340,000         -      (2,340,000)       -
     -         -         -         -            -         -            -            -         720,000     720,000
--------- ---------   -------   -------     --------- --------   ----------  -----------   ----------  ----------
3,500,000    35,000   250,000   250,000         -         -       2,982,850   (3,037,641)  (1,620,000) (1,389,791

     -         -         -         -         200,633   200,633    6,882,502         -            -      7,083,135
     -         -         -         -            -         -            -      (3,057,254)        -     (3,057,254)
     -         -         -         -            -         -            -            -         566,136     566,136
--------- ---------   -------   -------     --------- --------   ----------  -----------   ----------  ----------
3,500,000    35,000   250,000   250,000      200,633   200,633    9,865,352   (6,094,895)  (1,053,864)  3,202,226
  413,020     4,130      -         -            -         -       9,749,870         -            -      9,754,000
1,250,000    12,500  (250,000) (250,000)        -         -         237,500         -            -           -
1,003,165    10,032      -         -        (200,633) (200,633)     190,601         -            -           -
   47,115       471      -         -            -         -          93,759         -            -         94,230
  175,525     1,755      -         -            -         -       4,976,855         -            -      4,978,610
   87,760       878      -         -            -         -       2,488,356         -            -      2,489,234

     -         -         -         -            -         -       7,443,118         -            -      7,443,118
     -         -         -         -            -         -            -        (791,206)        -       (791,206)
     -         -         -         -            -         -         683,040         -        (683,040)       -
     -         -         -         -            -         -            -            -         800,729     800,729
--------- ---------   -------   -------     --------- --------   ----------  -----------   ----------  ----------
6,476,585    64,766      -         -            -         -      35,728,451   (6,886,101)    (936,175) 27,970,941
     -         -         -         -            -         -            -      (3,490,394)        -     (3,490,394)
     -         -         -         -            -         -         699,163         -        (699,163)       -
     -         -         -         -            -         -            -            -         546,278     546,278
--------- ---------   -------   -------     --------- --------   ----------  -----------   ----------  ----------
6,476,585    64,766      -         -            -         -      36,427,614  (10,376,495)  (1,089,060) 25,026,825
     -         -         -         -            -         -            -      (5,579,872)        -     (5,579,872)
     -         -         -         -            -         -            -            -         435,296     435,296
--------- ---------   -------   -------     --------- --------   ----------  -----------   ----------  ----------
6,476,585    64,766      -         -            -         -      36,427,614  (15,956,367)    (653,764) 19,882,249
   90,000       900      -         -            -         -         503,100         -            -        504,000
     -         -         -         -            -         -            -      (7,006,495)        -     (7,006,495)
     -         -         -         -            -         -            -            -         254,025     254,025
--------- ---------   -------   -------     --------- --------   ----------  -----------   ----------  ----------
6,566,585    65,666      -         -            -         -      36,930,714  (22,962,862)    (399,739) 13,633,779
   15,000       150      -         -            -         -         106,890         -            -        107,040
  374,370     3,744      -         -            -         -       5,663,710         -            -      5,667,454
     -         -         -         -            -         -            -      (8,066,609)        -     (8,066,609)
     -         -         -         -            -         -            -            -         254,025     254,025
--------- ---------   -------   -------     --------- --------   ----------  -----------   ----------  ----------
6,955,955    69,560      -         -            -         -      42,701,314  (31,029,471)    (145,714)  1,595,689
--------- ---------   -------   -------     --------- --------   ----------  -----------   ----------  ----------

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

             Statements of Shareholders' Equity (Deficit), continued

                 Nine months ended February 29, 2000 and for the period from June 19, 1985 (inception) through February 29, 2000





                                                                                                       Preferred stock
                                                                                                     --------------------
                                                                                                      Number    Aggregate
                                                                                                     of shares   amount
                                                                                                     ---------  ---------
Net loss                                                                                                 --    $   --
Issuance of common stock at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)     --        --
Cancellation of stock options                                                                            --        --
Amortization of deferred compensation                                                                    --        --
                                                                                                     ---------  ---------

Balance at May 31, 1994                                                                                   --        --
Net loss                                                                                                  --        --
Issuance of common stock at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)          --        --
Exercise of stock options at $7.14 per share                                                              --        --
Exercise of stock options at $2.00 per share                                                              --        --
Cancellation of stock options                                                                             --        --
Amortization of deferred compensation                                                                     --        --
                                                                                                     ---------  ---------

Balance at May 31, 1995                                                                                   --        --
Net loss                                                                                                  --        --
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)      --        --
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)    --        --
Exercise of stock options at $2.00 per share                                                              --        --
Exercise of stock options at $6.38 per share                                                              --        --
Exercise of stock options at $7.14 per share                                                              --        --
Cancellation of stock options                                                                             --        --
Amortization of deferred compensation                                                                     --        --
                                                                                                     ---------  ---------

Balance at May 31, 1996                                                                                   --        --
Net loss                                                                                                  --        --
Exercise of stock options at $0.20 per share                                                              --        --
Exercise of stock options at $2.00 per share                                                              --        --
Exercise of stock options at $7.14 per share                                                              --        --
Amortization of deferred compensation                                                                     --        --
                                                                                                     ---------  ---------

Balance at May 31, 1997                                                                                   --        --
Net loss                                                                                                  --        --
Exercise of stock options at $7.14 per share                                                              --        --
Amortization of deferred compensation                                                                     --        --
                                                                                                     ---------  ---------

Balance at May 31, 1998                                                                                   --        --
Net loss                                                                                                  --        --
Non-cash compensation                                                                                     --        --
Exercise of stock options at $7.14 per share                                                              --        --
Exercise of stock warrants at $8.00 per share                                                             --        --
                                                                                                     ---------  ---------

Balance at May 31, 1999                                                                                   --        --
Net loss (unaudited)                                                                                      --        --
Non-cash compensation (unaudited)                                                                         --        --
Exercise of stock options at $13.38 per share                                                             --        --
                                                                                                     ---------  ---------


Balance at February 29, 2000 (unaudited)                                                                  --   $    --
                                                                                                     ---------  ---------


See accompanying independent accountants' review report.



                            Series A convertible  Series B convertible                  Deficit                      Total
        Common stock          preferred stock       preferred stock                   accumulated                    share-
 ------------------------   -------------------  ---------------------   Additional    during the     Deferred      holders'
    Number      Aggregate    Number   Aggregate   Number    Aggregate     paid-in     development      compen-       equity
  of shares       amount    of shares  amount    of shares    amount      capital        stage         sation      (deficit)
 -----------    ---------   --------- ---------  ---------   ---------  -----------   -----------    ---------    -----------
       --       $   --           --  $  --           --    $      --           --      (7,363,810)       --        (7,363,810)
  2,500,000       25,000         --     --           --           --     14,163,851          --          --        14,188,851
       --           --           --     --           --           --        (85,400)         --        85,400           --
       --           --           --     --           --           --           --            --           267             267
 -----------    ---------   --------- ---------  ---------   ---------  -----------   -----------    ---------    -----------
  9,455,955       94,560         --     --           --           --     56,779,765   (38,393,281)    (60,047)     18,420,997
       --           --           --     --           --           --           --      (7,439,013)       --        (7,439,013)
    375,000        3,750         --     --           --           --      2,261,250          --          --         2,265,000
     10,000          100         --     --           --           --         71,300          --          --            71,400
    187,570        1,875         --     --           --           --        373,264          --          --           375,139
       --           --           --     --           --           --       (106,750)         --       106,750           --
       --           --           --     --           --           --           --            --       (67,892)        (67,892)
 -----------    ---------   --------- ---------  ---------   ---------  -----------   -----------    ---------    -----------
 10,028,525      100,285         --     --           --           --     59,378,829   (45,832,294)    (21,189)     13,625,631
       --           --           --     --           --           --           --      (4,778,875)       --        (4,778,875)
  2,925,000       29,250         --     --           --           --     48,324,374          --          --        48,353,624
    438,750        4,388         --     --           --           --      7,360,187          --          --         7,364,575
    182,380        1,824         --     --           --           --        362,937          --          --           364,761
      1,500           15         --     --           --           --          9,555          --          --             9,570
     10,000          100         --     --           --           --         71,300          --          --            71,400
       --           --           --     --           --           --        (80,062)         --        80,062           --
       --           --           --     --           --           --           --            --       (62,726)        (62,726)
 -----------    ---------   --------- ---------  ---------   ---------  -----------   -----------    ---------    -----------
 13,586,155      135,862         --     --           --           --    115,427,120   (50,611,169)     (3,853)     64,947,960
       --           --           --     --           --           --           --      (4,245,693)       --        (4,245,693)
    263,285        2,633         --     --           --           --         50,025          --          --            52,658
    232,935        2,329         --     --           --           --        463,540          --          --           465,869
     10,000          100         --     --           --           --         71,300          --          --            71,400
       --           --           --     --           --           --           --            --         2,569           2,569
 -----------    ---------   --------- ---------  ---------   ---------  -----------   -----------    ---------    -----------
 14,092,375      140,924         --     --           --           --    116,011,985   (54,856,862)     (1,284)     61,294,763
       --           --           --     --           --           --           --      (5,883,378)       --        (5,883,378)
      5,000           50         --     --           --           --         35,650          --          --            35,700
       --           --           --     --           --           --           --            --         1,284           1,284
 -----------    ---------   --------- ---------  ---------   ---------  -----------   -----------    ---------    -----------
 14,097,375      140,974         --     --           --           --    116,047,635   (60,740,240)       --        55,448,369
       --           --           --     --           --           --           --      (7,416,333)       --        (7,416,333)
       --           --           --     --           --           --         14,354          --          --            14,354
     17,500          175         --     --           --           --        124,775          --          --           124,950
    125,000        1,250         --     --           --           --        998,750          --          --         1,000,000
 -----------    ---------   --------- ---------  ---------   ---------  -----------   -----------    ---------    -----------
 14,239,875      142,399         --     --           --           --    117,185,514   (68,156,573)        --       49,171,340
       --           --           --     --           --           --           --      (6,809,815)        --       (6,809,815)
       --           --           --     --           --           --         43,062          --           --           43,062
      2,500           25         --     --           --           --         33,425          --           --           33,450
 -----------    ---------   --------- ---------  ---------   ---------  -----------   -----------    ---------    -----------
 14,242,375   $  142,424         --  $  --           --       $   --    117,262,001   (74,966,388)        --       42,438,037
 ===========    =========   ========= =========  =========   =========  ===========   ===========    =========    ===========

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

     Nine months ended February 29, 2000 and February 28, 1999 and for the period from June 19, 1985 (inception) through February 29, 2000



                                                                                   Cumulative
                                                         Nine months ended            from
                                                     --------------------------   June 19, 1985
                                                     February 29,  February 28,      through
                                                         2000          1999     February 29, 2000
                                                     ------------  ------------ -----------------
                                                      (unaudited)   (unaudited)    (unaudited)
Cash flows from operating activities:
 Net loss                                            $(6,809,815)   (5,136,476)    (74,966,388)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                         325,417       393,646      14,183,483
   Non-cash compensation and other adjustments            74,328            --       3,538,673
   Loss on sale of equipment                                  --            --          66,359
   Changes in assets and liabilities:
    Prepaid expenses                                     194,964       173,267        (316,487)
    Other current assets                                 (61,126)     (431,486)     (2,225,807)
    Other assets                                              --            --           6,953
    Accounts payable                                    (353,771)     (204,361)        971,259
    Accrued expenses                                      (8,716)      (31,036)        111,908
    Accrued compensation and benefits                     38,215        48,444         259,215
    Other liabilities                                     16,510         1,024         141,212
                                                     ------------  ------------ -----------------
     Net cash used in operating activities            (6,583,994)   (5,186,978)    (58,229,620)
                                                     ------------  ------------ -----------------
Cash flows from investing activities:
 Purchase of property, plant, equipment,
  and capitalized engineering costs                   (2,145,445)     (225,201)    (16,878,857)
 Proceeds from matured marketable securities          15,549,200    42,649,200     349,389,981
 Proceeds from sale of marketable securities                  --            --       7,141,656
 Purchase of marketable securities                    (4,909,192)  (37,657,334)   (367,597,079)
 Proceeds from sale of land and equipment              1,786,436            --       1,863,023
                                                     ------------  ------------ -----------------
     Net cash provided by (used in)                    10,280,999    4,766,665     (26,081,276)
                                                     ------------  ------------ -----------------
        investing activities
Cash flows from financing activities:
 Proceeds from issuance of common stock                    33,450           --     103,521,928
 Payment of common stock issuance costs                        --           --      (5,072,012)
 Proceeds from issuance of preferred stock                     --           --       6,644,953
 Proceeds from sale of stock options to                                              7,443,118
  purchase common shares                                       --      124,950
 Proceeds from issuance of notes payable                       --           --       1,500,000
 Repayment of notes payable                                    --           --        (140,968)
                                                     ------------  ------------ -----------------
     Net cash provided by financing activities             33,450      124,950     113,897,019
                                                     ------------  ------------ -----------------

     Net increase (decrease) in cash                    3,730,455     (295,363)     29,586,123

Cash at beginning of period                            25,855,668   26,473,577
                                                     ------------  ------------ -----------------

Cash at end of period                                $ 29,586,123   26,178,214      29,586,123
                                                     ============  ============ =================



See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                February 29, 2000




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

  (4)   SIGNIFICANT TRANSACTIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHemeTM. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through February 29, 2000, we have incurred operating losses totaling $74,966,000.

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

         We anticipate that research and development expenses will increase during the foreseeable future. These expected increases are attributable to anticipated future clinical trials, monitoring and reporting the results of these trials and continuing process development associated with improving our manufacturing capacity to permit commercial-scale production of PolyHeme. We expect that general and administrative expenses will remain near current levels over the balance of the fiscal year.

                             RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended February 29, 2000 or February 28, 1999. From Northfield's inception through February 29, 2000, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our third fiscal quarter ended February 29, 2000 totaled $3,023,000, an increase of $726,000 from the $2,297,000 reported in the third quarter of fiscal 1999. Measured on a percentage basis, total expenses in the third quarter of fiscal 2000 increased by 31.6%. This increase was due to increased costs associated with our ongoing clinical trials, expanding our manufacturing organization, as well as preparing regulatory documentation for our manufacturing facility.

         Research and development expenses for our third quarter of fiscal 2000 totaled $2,365,000, an increase of $665,000, or 39.1%, from the $1,700,000, reported in the third quarter of fiscal 1999. The majority of the increase in research and development expenses resulted from costs associated with our clinical trials, producing PolyHeme for use in our clinical trials, expansion of our manufacturing organization and validation services. Phase III and Phase II clinical trials are ongoing.

         For the nine-month period ended February 29, 2000, research and development expenses totaled $6,851,000, representing an increase of $1,468,000, or 27.3%, from the nine-month period ended February 28, 1999. Substantially all of the fiscal year to date increase over the comparable prior year period comes from increased expenses related to the Company's Phase III clinical trials, adding personnel to the manufacturing organization and validation services.

         We anticipate that research and development expenses will continue to increase significantly for the foreseeable future. Additional costs are being planned for multi-center clinical trials, third party clinical monitoring, biostatistical analysis, report preparation, expanding the manufacturing organization and developing additional sources of hemoglobin.

         General and administrative expenses for the third quarter of fiscal 2000 totaled $658,000 compared to expenses of $598,000 in the third quarter of 1999, representing an increase of $60,000, or 10.0%. We continue to prioritize research and development over general and administrative expenses. We were able to effectively control general and administrative costs while increasing the level of research and development activity. We expect the level of general and administrative expenses to remain constrained over the near term.

         General and administrative expenses for the nine-month period ended February 29, 2000 totaled $1,666,000 which represents a $83,000, or 4.7%, decrease from the $1,749,000 in the comparable prior year period.

INTEREST INCOME

         Interest income in the third quarter of fiscal 2000 totaled $558,000, or a $48,000 decrease from the $606,000 in interest income reported in the third quarter of fiscal 1999. Higher interest rates in fiscal 2000 were offset by lower available investment balances compared to the prior year. Interest income is expected to remain below prior year levels for the remainder of fiscal 2000 as we continue to utilize our existing cash resources to fund the business.

         Interest income for the nine-month period ended February 29, 2000 totaled $1,708,000, or a $287,000 decrease from the comparable prior year period. Higher interest rates were not sufficient to offset declining available investment balances and caused the year over year decline in interest income.

NET LOSS

         The net loss for the third quarter ended February 29, 2000 was $2,464,000, or $.17 per basic share, compared to a net loss of $1,691,000, or $.12 per basic share, for the third quarter ended February 28, 1999. The increase in the loss per basic share is primarily the result of the increase in expenditures associated with our ongoing clinical trials, expansion of our manufacturing organization and validation services.

         For the nine-month period ended February 29, 2000, Northfield reported a loss of $6,810,000, or $.48 per basic share, compared to the comparable prior year period results of a loss of $5,136,000, or $.36 per basic share. Higher research and development expenses, including expansion of the manufacturing organization, in fiscal 2000 caused the reported loss and per basic share loss to increase.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through February 29, 2000, we have used cash for operating activities, the purchase of property plant and equipment and for engineering services in the amount of $75,108,000. For the nine-month periods ended February 29, 2000 and February 28, 1999, these cash expenditures totaled $8,729,000, and $5,412,000, respectively. The increased cash outlay for the nine month period compared to the comparable prior year period reflects an increased level of capital spending related to our facility expansion, as well as increased operating expenses.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of February 29, 2000, we had cash and marketable securities totaling $40,652,000.

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

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing pilot manufacturing plant and office facilities for approximately the next two to three years. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45-$50 million, without raising substantial additional capital. After a two month shutdown this fall, new equipment was installed in our current manufacturing facility bringing our annual manufacturing capacity to approximately 10,000 units. As part of the second step of our planned expansion we amended our existing lease in September 1999 to include space adjacent to our current manufacturing facility. Engineering on the additional space is currently underway and indicates additional capacity of 50-60,000 units could be developed in approximately 16-18 months at a cost of $20-22 million. Northfield is evaluating this approach due to the capital required to build a greenfield facility with a 300,000 unit capacity. Northfield's views the smaller facility as financially prudent yet large enough for commercial viability.

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

YEAR 2000

         At this writing, we have completed three (3) months of the year 2000. Critical external utilities remain available. Internal control systems and data processing applications are working as expected. No disruption to the business occurred.

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

            EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

            EXHIBIT 27 - Financial Data Schedule

        (b) None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2000.


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