Form 10-K405
period 2000-05-31
NORTHFIELD LABORATORIES INC /DE/
filed 2000-08-18
CIK 920947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                               ------------------

                           FOR ANNUAL AND TRANSITION
                       REPORTS PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the period ended May 31, 2000
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-24050

                          NORTHFIELD LABORATORIES INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                        36-3378733
          (State of Other Jurisdiction of                          (I.R.S. Employer
           Incorporation or Organization)                       Identification Number)
1560 SHERMAN AVENUE, SUITE 1000, EVANSTON, ILLINOIS                   60201-4800
      (Address of Principal Executive Offices)                        (Zip Code)
                                         (847) 864-3500
                      (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 11, 2000, 14,242,375 shares of the Registrant's common stock, par value $.01 per share, were outstanding. On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on August 11, 2000) held by non-affiliates of the Registrant was $178,958,665 (10,886,888 shares at $16.438 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting are incorporated by reference into Part III of this Form 10-K. The Registrant maintains an Internet web site at www.northfieldlabs.com. None of the information contained on this web site is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     We are presently conducting clinical trials of PolyHeme at multiple locations in the United States. Our clinical trials include the infusion of PolyHeme in trauma and emergency surgical applications as well as in elective surgical procedures. The observations in the trials continue to demonstrate the potential clinical utility of PolyHeme in the treatment of urgent blood loss. Both our trauma trials and elective surgery trials involve high dosage and rapid infusion of PolyHeme in situations that are life-threatening and where massive blood loss routinely occurs. We believe that this application addresses the largest worldwide clinical need and has the greatest market opportunity. We believe we are the only company in our field with an oxygen-carrying blood substitute being rapidly infused at high dosage -- as much as 20 units (1000 grams) or twice the blood volume of the average adult.

                                   BACKGROUND

     The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. We estimate that approximately 12 million units of blood were transfused in the United States in 1999, of which approximately 7.2 million units were administered to patients suffering the effects of acute blood loss.

     The use of donated blood in transfusion therapy, while effective in restoring an adequate supply of oxygen in the body of the recipient, has several limitations. Although testing procedures exist to detect the presence of certain diseases in blood, these procedures cannot eliminate completely the risk of blood-borne disease. Transfused blood also can be used only in recipients having a blood type compatible with that of the donor. Delays in treatment, resulting from the necessity of blood typing prior to transfusion, together with the limited shelf life of blood and the limited availability of certain blood types, impose constraints on the immediate availability of compatible blood for transfusion. There is no commercially available blood substitute which addresses these problems.

     Our scientific research team has been responsible for the original concept, the early development and evaluation and clinical testing of PolyHeme, and has authored over 100 publications in the scientific literature relating to human blood substitute research and development. Members of our scientific research team have been involved in development of national transfusion policy through their participation in the activities of the National Heart Lung Blood Institute, the National Blood Resource Education Panel, the Department of Defense, the American Association of Blood Banks, the American Blood Commission, the American College of Surgeons and the American Red Cross.

                                  THE PRODUCT

     PolyHeme is a solution of chemically modified hemoglobin derived from human blood. Hemoglobin is the oxygen-carrying component of the human red blood cell. We purchase indated and outdated blood from

The American Red Cross and Blood Centers of America for use as the starting material for PolyHeme. We use a proprietary process of separation, filtration and chemical modification to produce PolyHeme. Hemoglobin is first extracted from red blood cells and filtered to remove impurities. The purified hemoglobin is next chemically modified using a multi-step process to create a polymerized form of hemoglobin designed to avoid the undesirable effects historically associated with hemoglobin-based blood substitutes, including vasoconstriction, kidney dysfunction, liver dysfunction and gastrointestinal distress. The modified hemoglobin is then incorporated into a solution which can be administered as an alternative to transfused blood. One unit of PolyHeme contains 50 grams of modified hemoglobin, approximately the same amount of hemoglobin delivered by one unit of transfused blood.

     PolyHeme is intended for use in the treatment of acute blood loss. Clinical studies to date indicate that PolyHeme carries as much oxygen, and loads and unloads oxygen in the same manner, as transfused blood. Infusion of PolyHeme also restores blood volume. Therefore, PolyHeme should be effective as an oxygen-carrying resuscitative fluid in the treatment of hemorrhagic shock resulting from extensive blood loss.

     In addition to its utility as an oxygen carrier and blood volume expander, we believe PolyHeme will have the following additional benefits:

     Impact on Disease Transmission. We believe, and laboratory and clinical tests have thus far indicated, that the manufacturing process used to produce PolyHeme greatly reduces the concentration of infectious agents known to be responsible for the transmission of blood-borne diseases. There are no currently approved methods in this country to reduce the quantity of such infectious agents in red cells.

     Universal Compatibility. Clinical studies to date indicate that PolyHeme is universally compatible and accordingly should not require blood typing prior to use. The benefits of universal compatibility include the ability to use PolyHeme immediately, the elimination of transfusion reactions due to mistakes in blood typing, and the reduction of the inventory burden associated with maintaining sufficient quantities of all blood types.

     Extended Shelf Life. We believe PolyHeme has a shelf life well in excess of the 28 to 42 days currently permitted for blood. We estimate that PolyHeme has a shelf life in excess of 12 months under refrigerated conditions.

                                   THE MARKET

     We estimate that approximately 12 million units of blood were transfused in the United States in 1999, of which approximately 7.2 million units were administered to patients suffering the effects of acute blood loss. Patient charges for the units of blood used in the United States in 1999 for the treatment of acute blood loss were approximately $2.5 billion. The transfusion market in the United States consists of two principal segments. The acute blood loss segment, which comprises approximately 60% of the transfusion market, includes transfusions required in connection with trauma, surgery and unexpected blood loss. The chronic blood loss segment represents approximately 40% of the transfusion market and includes transfusions in connection with general medical applications and chronic anemias.

     PolyHeme is intended for use in the treatment of acute blood loss. The two principal clinical settings in which patients experience acute blood loss are urgent use in trauma, emergency surgery and other unexpected blood loss, and elective use in planned surgery. For trauma and emergency surgical procedures, the immediate availability and universal compatibility of PolyHeme are expected to provide significant advantages over transfused blood by avoiding the delay and opportunities for error associated with blood typing. The major benefit of PolyHeme in elective surgery is expected to be increased transfusion safety for patients and health care professionals.

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

                                CLINICAL TRIALS

     We are presently conducting clinical trials of PolyHeme at multiple locations in the United States. Our clinical trials include the infusion of PolyHeme in trauma and emergency surgical applications as well as in elective surgical procedures. The observations in the trials continue to demonstrate the potential clinical utility of PolyHeme in the treatment of urgent blood loss. Both our trauma trials and elective surgery trials involve high dosage and rapid infusion of PolyHeme in situations that are life-threatening and where massive blood loss routinely occurs. We believe that this application addresses the largest worldwide clinical need and has the greatest market opportunity. We believe we are the only company in our field with an oxygen-carrying blood substitute being rapidly infused at high dosage -- as much as 20 units (1000 grams) or twice the blood volume of the average adult.

     We have engaged an international contract research organization to independently administer the collection of patient data generated by test sites participating in our trials. The purpose of independent administration is to ensure that data collected as part of these trials is free from any inaccuracy or bias that might result from interactions between the testing sites and the trial sponsor.

TRAUMA AND EMERGENCY SURGICAL APPLICATIONS

     We are conducting clinical trials of PolyHeme in trauma and emergency surgical applications at multiple hospitals in the United States, including both civilian and military institutions. These continuing clinical trials are designed to assess the safety and effectiveness of PolyHeme in treating acute blood loss and hemorrhagic shock in trauma and emergency surgical patients. Patients participating in these trials have been infused with up to 20 units (1000 grams) of PolyHeme. This unprecedented dose is equivalent to twice the blood volume of an average adult.

     We have been analyzing the data from our trauma trials and are continuing to consider our regulatory position based on our findings. We are pleased with the results from these trials, which demonstrate potential benefits from the use of PolyHeme in urgent, acute blood loss settings, including trauma, emergency surgery and unexpected life-threatening blood loss during elective surgical procedures.

ELECTIVE SURGICAL APPLICATIONS

     We are also conducting clinical trials of PolyHeme in elective surgical applications at multiple locations in the United States. Our clinical protocol for these trials is a randomized controlled study in which elective surgical patients are infused with up to six units of PolyHeme (three liters containing 300 grams of hemoglobin). The majority of elective surgical procedures require the infusion of six units or less of blood.

     While the use of PolyHeme in our elective surgery trials is the same as that for trauma -- high dose, rapid infusion for acute blood loss -- the clinical endpoint for these trials is the elimination of the use of banked blood. We believe these trials are producing important results. Due to the complexity of the clinical protocol, however, patient accrual is progressing slowly, as previously reported. As a result, we are considering instituting additional elective surgery trials with different protocols to more broadly and rapidly confirm PolyHeme's capability as an alternative to blood in critical care situations. We believe our clinical trials will continue throughout the regulatory review process.

                       MANUFACTURING AND MATERIAL SUPPLY

     We use a proprietary process of separation, filtration and chemical modification to produce PolyHeme. Since 1990, we have produced PolyHeme in our manufacturing facility. We believe this facility is capable of producing sufficient quantities of PolyHeme for all of our clinical trials in the United States. Our independent engineering consultants and we believe that our existing manufacturing process may be scaled up without substantial modification to produce commercial quantities of PolyHeme in larger facilities.

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

     The successful commercial introduction of PolyHeme will also depend on an adequate supply of blood to be used as a starting material. We believe that an adequate supply of blood is obtainable through the voluntary blood services sector. We have had extensive discussions with existing blood collection agencies, including The American Red Cross and Blood Centers of America, regarding sourcing of blood. We currently have short-term purchasing contracts with each of these agencies. We have also entered into an agreement with hemerica, Inc., a subsidiary of Blood Centers of America, under which hemerica will supply us with 82,500 units per year of packed red cells, the source material for PolyHeme, over a three year period. We have not purchased any blood supplies under this agreement to date. We will continue to pursue long-term supply contracts with such agencies and other potential sources, although we cannot ensure that we will be able to obtain sufficient quantities of blood from the voluntary blood services sector to enable us to produce commercial quantities of PolyHeme if FDA approval is received.

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

     In March 1989, we granted Pharmacia an exclusive license to manufacture, promote and sell PolyHeme in a territory encompassing the United Kingdom, Germany, the Scandinavian countries and certain countries in the Middle East. Under the terms of the license agreement, Pharmacia has the right, upon consultation with us, to promote and sell PolyHeme in the licensed territory under its own trademark. The license agreement with Pharmacia provides for a nonrefundable initial fee, two additional nonrefundable fees based upon achievement of certain regulatory milestones, and ongoing royalty payments based upon net sales of PolyHeme in the licensed territory. The license agreement further provides for a reduction of royalty payments upon the occurrence of certain events. In addition, under the terms of the agreement, we have the right under certain circumstances to direct Pharmacia's clinical testing of PolyHeme in the licensed territory.

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

     We believe that the treatment of urgent blood loss is the setting most likely to lead to FDA approval and the application which presents the greatest market opportunity. However, several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Northfield in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies and products which will be available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or noncompetitive.

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

     The steps required before a biological product may be sold commercially in the United States include preclinical testing, the submission to the FDA of an Investigational New Drug application, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a Biologic License Application, or BLA, relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a BLA.

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

     Our regulatory strategy is to pursue clinical testing and FDA approval of PolyHeme in the United States. We intend to arrange for testing and seek regulatory approval of PolyHeme outside the United States through licensing or other arrangements with other foreign or domestic companies. To date, we have not conducted any clinical trials of PolyHeme outside of the United States.

                         PATENTS AND PROPRIETARY RIGHTS

     We own four United States patents relating to PolyHeme, its uses and certain of our manufacturing processes. We have obtained counterpart patents and have additional patent applications pending in Canada, Israel and various European Union countries. Our United States patents expire in 2006. We have a policy of seeking patents covering the important techniques, processes and applications developed from its research and all modifications and improvements thereto. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. We will continue to seek appropriate protection for its proprietary technology.

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

                            RESEARCH AND DEVELOPMENT

     The principal focus of our research and development effort is the support of the clinical trials necessary for regulatory approval of PolyHeme. We have also contracted for the preliminary engineering necessary to assess the production of PolyHeme in commercial quantities.

     In fiscal 2000, 1999 and 1998, our research and development expenses totaled $9,193,000, $7,661,000 and $6,675,000, respectively. We anticipate that these expenses will continue to increase as we fund the further clinical testing of PolyHeme and prepare for production of PolyHeme in commercial quantities.

                                HUMAN RESOURCES

     As of May 31, 2000, we had 51 employees, of whom 43 were involved in research and development and eight were responsible for financial and other administrative matters. We also had consulting arrangements with eight individuals as of that date. None of our employees are represented by labor unions, and we are not aware of any organizational efforts on behalf of any labor unions involving our employees. We consider our relations with our employees to be excellent.

                                  RISK FACTORS

     You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

WE MAY BE REQUIRED TO CONDUCT EXTENSIVE ADDITIONAL CLINICAL TRIALS IN THE FUTURE

     The results of our clinical trials may not be sufficient at present to demonstrate adequately the safety and effectiveness of PolyHeme in order to file a Biologic License Application with the FDA. If additional trials are necessary, they will be expensive and time-consuming. The timing of the FDA review process is uncertain. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA approval of PolyHeme, or that FDA approval, if obtained, will not include limitations on the indicated uses for which PolyHeme may be marketed. Our business, financial condition and results of operations are critically dependent on receiving FDA approval of PolyHeme. A significant delay in our clinical trials or a failure to achieve FDA approval of commercial sales of PolyHeme would have a material adverse effect on us and could result in the cessation of our business. We or the FDA may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks.

OUR ACTIVITIES ARE AND WILL CONTINUE TO BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

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

WE ARE A DEVELOPMENT STAGE COMPANY WITHOUT REVENUES OR PROFITS

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

WE ARE DEVELOPING A SINGLE PRODUCT THAT IS SUBJECT TO A HIGH LEVEL OF TECHNOLOGICAL RISK

     Our operations have to date consisted primarily of the development and clinical testing of PolyHeme. We do not expect to realize product revenues unless we successfully develop and achieve commercial introduction of PolyHeme. We expect that such revenues, if any, will be derived solely from sales of PolyHeme. We also expect the use of PolyHeme to be limited primarily to the acute blood loss segment of the transfusion market. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in PolyHeme becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test PolyHeme. Any such occurrence would have a material adverse effect on us and our operations.

WE ARE NOT CERTAIN THAT WE WILL BE ABLE TO MANUFACTURE POLYHEME COMMERCIALLY

     Commercial-scale manufacturing of PolyHeme will require the construction of a manufacturing facility significantly larger than that currently being used to produce PolyHeme for our clinical trials. We have no experience in commercial-scale manufacturing, and there can be no assurance that we can achieve commercial-scale manufacturing capacity. It is also possible that we may incur substantial cost overruns and delays compared to existing estimates in building and equipping a commercial-scale manufacturing facility. Moreover, in order to seek FDA approval of the sale of PolyHeme produced at our first commercial manufacturing facility, we may be required to conduct a portion of our clinical trials with product manufactured at that facility. Accordingly, a delay in achieving scale-up of manufacturing capabilities will have a material adverse effect on the completion of our clinical trials and therefore on the commercial manufacture and sale of PolyHeme. Additionally, the manufacture of PolyHeme will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to the FDA's good manufacturing practice regulations. We cannot ensure that we will be able to obtain the necessary regulatory clearances or approvals to manufacture PolyHeme on a timely basis or at all.

THERE MAY BE LIMITATIONS IN THE SUPPLY OF THE STARTING MATERIAL FOR POLYHEME

     We currently purchase donated blood from The American Red Cross and Blood Centers of America for use as the starting material for PolyHeme. We have also entered into an agreement with hemerica, Inc., a subsidiary of Blood Centers of America, under which hemerica would supply us with 82,500 units per year of packed red cells, the source material for PolyHeme, over a three year period. We have not purchased any blood supplies under this agreement to date. We have plans to enter long-term supply arrangements with other blood collectors. We cannot ensure that we will be able to enter into satisfactory long-term arrangements with blood bank operators, that the price we may be required to pay for starting material will permit us to price PolyHeme competitively or that we will be able to obtain an adequate supply of starting material. Additional demand for blood may arise from competing blood substitute products, some of which are derived from human blood, thereby limiting our available supply of starting material.

THERE ARE SIGNIFICANT COMPETITORS DEVELOPING SIMILAR PRODUCTS

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

WE DO NOT HAVE EXPERIENCE IN THE SALE AND MARKETING OF MEDICAL PRODUCTS

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

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

     From Northfield's inception through May 31, 2000, we have incurred net operating losses totaling $77,324,000. We will require substantial additional expenditures to complete clinical trials, to establish commercial scale manufacturing processes and facilities, and to establish marketing, sales and administrative capabilities. These expenditures are expected to result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis or at all. We may require substantial additional funds to achieve commercial production of PolyHeme. Our future capital requirements will depend on many factors, including the scope and results of clinical trials, the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. We cannot ensure that this additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity may result in significant dilution to then existing stockholders.

THE MARKET MAY NOT ACCEPT OUR PRODUCT

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

OUR PATENTS AND OTHER PROPRIETARY RIGHTS MAY NOT PROTECT OUR TECHNOLOGY

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

WE DEPEND ON THE SERVICES OF A LIMITED NUMBER OF KEY PERSONNEL

     Our success is highly dependent on the continued services of a limited number of skilled managers and scientists. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend, among other factors, on the recruitment and retention of additional highly skilled and experienced management and technical personnel. We cannot ensure that we will be able to retain existing employees or to attract and retain additional skilled personnel on acceptable terms given the competition for such personnel among numerous large and well-funded pharmaceutical and health care companies, universities and non-profit research institutions.

                                    PART II

ITEM 2. PROPERTIES

     We currently lease a manufacturing facility located in Mt. Prospect, Illinois, and maintain our principal executive offices in Evanston, Illinois. The leases for our manufacturing facility and executive offices extend through June 2003 and February 2006, respectively. Rent expense for our 2000 fiscal year was $747,000. We believe our present manufacturing facility is capable of producing sufficient quantities of PolyHeme for all of our clinical trials in the United States.

     Currently, we have a manufacturing capacity of approximately 10,000 units of PolyHeme per year. We have leased additional space adjacent to our existing manufacturing facility but have not yet committed to the buildout of this space. The initial engineering studies on the additional space have been completed and indicate that an additional capacity of 50,000 to 60,000 units of PolyHeme per year could be developed in approximately 16 to 18 months at a cost of $18 to $20 million.

ITEM 3. LEGAL PROCEEDINGS.

     As of May 31, 2000, we were not a party to any material pending legal proceedings.

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

                    FISCAL QUARTER ENDED                        HIGH             LOW
                    --------------------                        ----             ---
May 31, 1997................................................    $13  1/2         $ 8 3/8
August 31, 1997.............................................     10  3/8           9
November 30, 1997...........................................     13  7/8           8 3/8
February 28, 1998...........................................     11  1/2           8
May 31, 1998................................................     17  1/4           9 1/2
August 31, 1998.............................................     18  1/8          10 1/8
November 30, 1998...........................................     15  5/8           9 1/8
February 28, 1999...........................................     16  3/8          10 15/16
May 31, 1999................................................     15               10 1/2
August 31, 1999.............................................     13  7/8          11
November 30, 1999...........................................     15  1/4          11 1/4
February 29, 2000...........................................     23  5/16         10
May 31, 2000................................................     41  1/2          11
August 31, 2000
  (through August 11, 2000).................................     18               11

                               HOLDERS OF RECORD

     As of May 31, 2000, there were approximately 400 holders of record and approximately 11,000 beneficial owners of our common stock. There were as of that date no issued and outstanding shares of our preferred stock.

                                   DIVIDENDS

     We have never declared or paid dividends on our capital stock and do not anticipate declaring or paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data set forth below for, and as of the end of, each of the years in the five-year period ended May 31, 2000 and for the period from June 19, 1985 (inception) through May 31, 2000 were derived from Northfield's financial statements, which financial statements have been audited by KPMG LLP, independent certified public accountants.

                                                                                               CUMULATIVE
                                                                                                  FROM
                                                         YEARS ENDED MAY 31,                  JUNE 19, 1985
                                           -----------------------------------------------       THROUGH
                                            2000       1999      1998      1997      1996     MAY 31, 2000
                                            ----       ----      ----      ----      ----     -------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License income.......................    $    --        --        --        --        --         3,000
Costs and expenses:
  Research and development.............      9,193     7,661     6,675     5,188     5,223        69,140
  General and administrative...........      2,260     2,311     2,338     2,317     2,509        31,421
Interest income (net)..................      2,286     2,556     3,130     3,259     2,953        20,288
Net loss...............................    $(9,167)   (7,416)   (5,883)   (4,246)   (4,779)      (77,324)
Net loss per basic share...............    $ (0.64)    (0.53)    (0.42)    (0.30)    (0.37)        (8.62)
Shares used in calculation of per
  Share data (1).......................     14,241    14,115    14,097    13,961    12,849         8,970

                                                                    MAY 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                                ----       ----       ----       ----       ----
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities............    $ 38,284   $ 47,561   $ 53,504   $ 60,294   $ 63,984
Total assets..............................      41,728     50,963     56,919     62,343     66,339
Total liabilities.........................       1,634      1,791      1,471      1,048      1,391
Deficit accumulated during
  Development stage.......................     (77,324)   (68,157)   (60,740)   (54,857)   (50,611)
Total shareholders' equity (2)............      40,095     49,171     55,448     61,295     64,948

-------------------------
(1) Computed on the basis described in Note 1 of Notes to Financial Statements.

(2) Excludes 565,500 shares reserved for issuance upon the exercise of stock options outstanding as of May 31, 2000. Additional stock options for a total of 555,000 shares and 185,000 shares, respectively, were available for grant as of May 31, 2000 under the Company's employee stock option plans and stock option plan for outside directors.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through May 31, 2000, we have incurred operating losses totaling $77,324,000.

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

                             RESULTS OF OPERATIONS

     We reported no revenues for the fiscal years ended May 31, 2000, 1999 or 1998. From its inception through May 31, 2000, Northfield has reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

     Operating expenses for our fiscal years ended May 31, 2000, 1999 and 1998 totaled $11,453,000, $9,972,000 and $9,013,000, respectively. On a percentage basis, fiscal 2000 operating expenses exceeded fiscal 1999 expenses by 14.9%, while fiscal 1999 operating expenses exceeded fiscal 1998 expenses by 10.6%.

     For the year ended May 31, 2000, research and development expenses totaled $9,193,000, representing an increase of $1,532,000, or 20.0%, from the year ended May 31, 1999. The year over year difference is due to increased expenses for clinical trials, expansion of our manufacturing organization, validation services and amortization of previously capitalized engineering costs.

     For the year ended May 31, 1999, research and development expenses totaled $7,661,000, representing an increase of $986,000, or 14.8%, from the year ended May 31, 1998. Substantially all of the 1999 fiscal year research and development expense increase over the prior year relates to our clinical trials and the amortization of previously capitalized engineering costs.

     We anticipate that research and development expenses will continue to increase significantly for the foreseeable future. Increased costs are being planned for multi-center clinical trials, third party clinical monitoring, biostatistical analysis and report preparation and production.

     General and administrative expenses for fiscal 2000 totaled $2,260,000 compared to expenses of $2,311,000 for fiscal 1999, representing a decrease of $51,000, or 2.2%. The decrease was primarily due to lower non-cash expenses as the depreciation stream of our corporate leasehold improvements ended. We anticipate that general and administrative expenses will likely increase over the next several quarters as commercial development will be required to keep pace with the progress of PolyHeme through the FDA approval process.

     General and administrative expenses for fiscal 1999 totaled $2,311,000, representing a $27,000, or 1.2%, decrease from the $2,338,000 reported for the prior fiscal year. General and administrative spending during fiscal 1999 remained consistent with the prior fiscal year as we were able to effectively control general and administrative costs while increasing the level of research and development activity.

                                INTEREST INCOME

     Interest income in fiscal 2000 equaled $2,286,000, or a $270,000 decrease from the $2,556,000 in interest income reported in fiscal 1999. Lower available investment balances were the primary reason for the decrease in interest income.

     Interest income for fiscal 1999 totaled $2,556,000, or a $574,000 decrease from the comparable prior year period. Declining available investment balances and fluctuating interest rates combined for the reduction in interest income.

     Without additional cash inflows, interest income will decline over the next several quarters as the cost of operations and capital investments will significantly lower available investment balances.

                                    NET LOSS

     Our net loss for the year ended May 31, 2000 was $9,167,000, or $.64 per basic share, compared to a net loss of $7,416,000, or $.53 per basic share, for the year ended May 31, 1999. The increase in the loss per basic share was the result of the increased expense of conducting our clinical trials, increased expenditures for validation services and the expansion of our manufacturing organization and facilities.

     For the year ended May 31, 1999, we reported a net loss of $7,416,000, or $.53 per basic share, compared to a prior year net loss of $5,883,000, or $.42 per basic share. The increase in the loss per basic share was primarily the result of the increase in the expense of conducting our ongoing clinical trials.

                        LIQUIDITY AND CAPITAL RESOURCES

     From its inception through May 31, 2000, Northfield has expended cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $77,476,000. For the years ended May 31, 2000 and 1999, these cash expenditures totaled $11,097,000 and $7,068,000, respectively. The year over year difference is primarily due to increased cash expenditures for the expansion of our production facilities and the increased cost of operations related to our manufacturing expansion.

     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of May 31, 2000, we had cash and marketable securities totaling $38,284,000.

     We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing manufacturing plant and office facilities for approximately the next 24 to 36 months. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45-$50 million, without raising substantial additional capital. Currently, we have a manufacturing capacity of approximately 10,000 units of PolyHeme per year. We have leased additional space adjacent to our existing pilot manufacturing facility but have not yet committed to the buildout of this space. The initial engineering studies on the additional space have been completed and indicate that an additional capacity of 50,000 to 60,000 units of PolyHeme per year could be developed in approximately 16 to 18 months at a cost of $18 to $20 million. Northfield is evaluating this approach due to the capital required to build a greenfield facility with a 300,000 unit capacity. We view the smaller facility as financially prudent yet large enough for commercial viability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index to Financial Statements on page 20. These Financial Statements are incorporated by reference into this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON A ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have not had a disagreement on any matter of accounting principles or financial statement disclosure with our independent accountants during our 2000, 1999 or 1998 fiscal years.

                                    PART III

ITEMS 10 THROUGH 13.

     The information specified in Items 10 through 13 of Form 10-K has been omitted in accordance with instructions to Form 10-K. We expect to file with the Commission in August 2000, pursuant to Regulation 14A, a definitive proxy statement which will contain the information required to be included in Items 10 through 13 of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a) The following documents are filed as part of this report:

          (1) and (2) See the Index to Financial Statements on page 20.

          (3) See Description of Exhibits on page 35.

     b) None.

     c) See Description of Exhibits on page 35.

     d) None.

                       This page intentionally left blank

                               FINANCIAL SECTIONS
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report................................    21
Balance Sheets, May 31, 2000 and 1999.......................    22
Statements of Operations, Years ended May 31, 2000, 1999 and
  1998 and the cumulative period from June 19, 1985
  (inception) through May 31, 2000..........................    23
Statements of Shareholders' Equity (Deficit), Years ended
  May 31, 2000, 1999 and 1998 and the cumulative period from
  June 19, 1985 (inception) through May 31, 2000............    24
Statements of Cash Flows, Years ended May 31, 2000, 1999 and
  1998 and the cumulative period from June 19, 1985
  (inception) through May 31, 2000..........................    28
Notes to Financial Statements...............................    29

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Northfield Laboratories Inc.:

     We have audited the accompanying balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 2000 and 1999 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 2000 and for the cumulative period from June 19, 1985 (inception) through May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2000 and for the cumulative period from June 19, 1985 (inception) through May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
June 29, 2000
Chicago, Illinois

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS
                             MAY 31, 2000 AND 1999

                                                                    2000            1999
                                                                    ----            ----
                           ASSETS
Current assets:
  Cash......................................................    $ 15,154,295    $ 25,855,668
  Short-term marketable securities..........................      23,129,324      21,705,449
  Prepaid expenses..........................................         409,270         302,240
  Other current assets......................................         505,572         268,430
                                                                ------------    ------------
       Total current assets.................................      39,198,461      48,131,787

Property, plant and equipment, net..........................       2,455,701       2,755,565
Other assets................................................          74,333          75,344
                                                                ------------    ------------
                                                                $ 41,728,495    $ 50,962,696
                                                                ============    ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,061,367    $  1,325,030
  Accrued expenses..........................................         174,009         120,624
  Accrued compensation and benefits.........................         250,570         221,000
                                                                ------------    ------------
       Total current liabilities............................       1,485,946       1,666,654

Other liabilities...........................................         147,717         124,702
                                                                ------------    ------------
       Total liabilities....................................       1,633,663       1,791,356
                                                                ------------    ------------
Shareholder's equity:
  Preferred stock, $.01 par value. Authorized 5,000,000
     shares; none issued and outstanding....................              --              --
  Common stock, $.01 par value. Authorized 30,000,000
     shares; issued and outstanding 14,242,375 and
     14,239,875 shares in 2000 and 1999, respectively.......         142,424         142,399
  Additional paid-in capital................................     117,276,051     117,185,514
  Deficit accumulated during the development stage..........     (77,323,643)    (68,156,573)
                                                                ------------    ------------
       Total shareholders' equity...........................      40,094,832      49,171,340
                                                                ------------    ------------
                                                                $ 41,728,495    $ 50,962,696
                                                                ============    ============

                See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENT OF OPERATIONS
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
                  AND THE CUMULATIVE PERIOD FROM JUNE 19, 1985
                        (INCEPTION) THROUGH MAY 31, 2000

                                                                                     CUMULATIVE
                                                                                        FROM
                                                    YEARS ENDED MAY 31,             JUNE 19, 1985
                                          ---------------------------------------      THROUGH
                                             2000          1999          1998       MAY 31, 2000
                                             ----          ----          ----       -------------
Revenues -- license income..............  $        --   $        --   $        --   $  3,000,000
                                          -----------   -----------   -----------   ------------
Costs and expenses:
  Research and development..............    9,192,833     7,660,763     6,675,052     69,140,413
  General and administrative............    2,260,488     2,311,365     2,338,451     31,471,213
                                          -----------   -----------   -----------   ------------
                                           11,453,321     9,972,128     9,013,503    100,611,626
                                          -----------   -----------   -----------   ------------
Other income and expense:
  Interest income.......................    2,286,251     2,555,795     3,130,125     20,371,217
  Interest expense......................           --            --            --         83,234
                                          -----------   -----------   -----------   ------------
                                            2,286,251     2,555,795     3,130,125     20,287,983
                                          -----------   -----------   -----------   ------------
       Net loss.........................   (9,167,070)   (7,416,333)   (5,883,378)   (77,323,643)
                                          ===========   ===========   ===========   ============
Net loss per share -- basic and
  diluted...............................  $     (0.64)  $     (0.53)  $     (0.42)  $      (8.62)
                                          ===========   ===========   ===========   ============
Shares used in calculation of per share
  data -- basic.........................   14,240,749    14,114,676    14,097,375      8,969,709
                                          ===========   ===========   ===========   ============

                See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           YEARS ENDED MAY 31, 2000, 1999 AND 1998 AND THE CUMULATIVE PERIOD FROM JUNE 19, 1985 (INCEPTION) THROUGH MAY 31, 2000

                                                                 PREFERRED STOCK
                                                              ---------------------
                                                               NUMBER     AGGREGATE
                                                              OF SHARES    AMOUNT
                                                              ---------   ---------
Issuance of common stock on August 27, 1985.................       --      $    --
Issuance of Series A convertible preferred stock at $4.00
  per share on August 27, 1985 (net of costs of issuance of
  $79, 150).................................................       --           --
Net loss....................................................       --           --
                                                               ------      -------
Balance at May 31, 1986.....................................       --           --
Net loss....................................................       --           --
Deferred compensation relating to grant of stock options....       --           --
Amortization of deferred compensation.......................       --           --
                                                               ------      -------
Balance at May 31, 1987.....................................       --           --
Issuance of Series B convertible preferred stock at $35.68
  per share on August 14, 1987 (net of costs of issuance of
  $75,450)..................................................       --           --
Net loss....................................................       --           --
Amortization of deferred compensation.......................       --           --
                                                               ------      -------
Balance at May 31, 1988.....................................       --           --
Issuance of common stock at $24.21 per share on June 7, 1988
  (net of costs of issuance of $246,000)....................       --           --
Conversion of Series A convertible preferred stock to common
  stock on June 7, 1988.....................................       --           --
Conversion of Series B convertible preferred stock to common
  stock on June 7, 1988.....................................       --           --
Exercise of stock options at $2.00 per share................       --           --
Issuance of common stock at $28.49 per share on March 6,
  1989 (net of costs of issuance of $21,395)................       --           --
Issuance of common stock at $28.49 per share on March 30,
  1989 (net of costs of issuance of $10,697)................       --           --
Sale of options at $28.29 per share to purchase common stock at $.20 per share on March 30, 1989 (net of costs of
  issuance of $4,162).......................................       --           --
Net loss....................................................       --           --
Deferred compensation relating to grant of stock options....       --           --
Amortization of deferred compensation.......................       --           --
                                                               ------      -------
Balance at May 31, 1989.....................................       --           --
Net loss....................................................       --           --
Deferred compensation relating to grant of stock options....       --           --
Amortization of deferred compensation.......................       --           --
                                                               ------      -------
Balance at May 31, 1990.....................................       --           --
Net loss....................................................       --           --
Amortization of deferred compensation.......................       --           --
                                                               ------      -------
Balance at May 31, 1991.....................................       --           --
Exercise of stock warrants at $5.60 per share...............       --           --
Net loss....................................................       --           --
Amortization of deferred compensation.......................       --           --
                                                               ------      -------
Balance at May 31, 1992.....................................       --           --
Exercise of stock warrants at $7.14 per share...............       --           --
Issuance of common stock at $15.19 per share on April 19,
  1993 (net of costs of issuance of $20,724)................       --           --
Net loss....................................................       --           --
Amortization of deferred compensation.......................       --           --
                                                               ------      -------
Balance at May 31, 1993.....................................       --      $    --
                                                               ======      =======

                            SERIES A CONVERTIBLE    SERIES B CONVERTIBLE                    DEFICIT
        COMMON STOCK           PREFERRED STOCK         PREFERRED STOCK                    ACCUMULATED
    ---------------------   ---------------------   ---------------------   ADDITIONAL     DURING THE
     NUMBER     AGGREGATE    NUMBER     AGGREGATE   NUMBER OF   AGGREGATE     PAID-IN     DEVELOPMENT      DEFERRED
    OF SHARES    AMOUNT     OF SHARES    AMOUNT      SHARES      AMOUNT       CAPITAL        STAGE       COMPENSATION
    ---------   ---------   ---------   ---------   ---------   ---------   ----------    -----------    ------------
    3,500,000    $35,000          --    $      --         --    $      --   $   (28,000)  $         --   $        --
           --         --      25,000      250,000         --           --       670,850             --            --
           --         --          --           --         --           --            --       (607,688)           --
    ---------    -------    --------    ---------   --------    ---------   -----------   ------------   -----------
    3,500,000     35,000     250,000      250,000         --           --       642,850       (607,688)           --
           --         --          --           --         --           --            --     (2,429,953)           --
           --         --          --           --         --           --     2,340,000             --    (2,340,000)
           --         --          --           --         --           --            --             --       720,000
    ---------    -------    --------    ---------   --------    ---------   -----------   ------------   -----------
    3,500,000     35,000     250,000      250,000         --           --     2,982,850     (3,037,641)   (1,620,000)
           --         --          --           --    200,633      200,633     6,882,502             --            --
           --         --          --           --         --           --            --     (3,057,254)           --
           --         --          --           --         --           --            --             --       566,136
    ---------    -------    --------    ---------   --------    ---------   -----------   ------------   -----------
    3,500,000     35,000     250,000      250,000    200,633      200,633     9,865,352     (6,094,895)   (1,053,864)
      413,020      4,130          --           --         --           --     9,749,870             --            --
    1,250,000     12,500    (250,000)    (250,000)        --           --       237,500             --            --
    1,003,165     10,032          --           --   (200,633)    (200,633)      190,601             --            --
       47,115        471          --           --         --           --        93,759             --            --
      175,525      1,755          --           --         --           --     4,976,855             --            --
       87,760        878          --           --         --           --     2,488,356             --            --
           --         --          --           --         --           --     7,443,118             --            --
           --         --          --           --         --           --            --       (791,206)           --
           --         --          --           --         --           --       683,040             --      (683,040)
           --         --          --           --         --           --            --             --       800,729
    ---------    -------    --------    ---------   --------    ---------   -----------   ------------   -----------
    6,476,585     64,766          --           --         --           --    35,728,451     (6,886,101)     (936,175)
           --         --          --           --         --           --            --     (3,490,394)           --
           --         --          --           --         --           --       699,163             --      (699,163)
           --         --          --           --         --           --            --             --       546,278
    ---------    -------    --------    ---------   --------    ---------   -----------   ------------   -----------
    6,476,585     64,766          --           --         --           --    36,427,614    (10,376,495)   (1,089,060)
           --         --          --           --         --           --            --     (5,579,872)           --
           --         --          --           --         --           --            --             --       435,296
    ---------    -------    --------    ---------   --------    ---------   -----------   ------------   -----------
    6,476,585     64,766          --           --         --           --    36,427,614    (15,956,367)     (653,764)
       90,000        900          --           --         --           --       503,100             --            --
           --         --          --           --         --           --            --     (7,006,495)           --
           --         --          --           --         --           --            --             --       254,025
    ---------    -------    --------    ---------   --------    ---------   -----------   ------------   -----------
    6,566,585     65,666          --           --         --           --    36,930,714    (22,962,862)     (399,739)
       15,000        150          --           --         --           --       106,890             --            --
      374,370      3,744          --           --         --           --     5,663,710             --            --
           --         --          --           --         --           --            --     (8,066,609)           --
           --         --          --           --         --           --            --             --       254,025
    ---------    -------    --------    ---------   --------    ---------   -----------   ------------   -----------
    6,955,955    $69,560          --    $      --         --    $      --   $42,701,314   $(31,029,471)  $  (145,714)
    =========    =======    ========    =========   ========    =========   ===========   ============   ===========


         TOTAL
     SHAREHOLDERS'
        EQUITY
       (DEFICIT)
     -------------
      $     7,000
          920,850
         (607,688)
      -----------
          320,162
       (2,429,953)
               --
          720,000
      -----------
       (1,389,791)
        7,083,135
       (3,057,254)
          566,136
      -----------
        3,202,226
        9,754,000
               --
               --
           94,230
        4,978,610
        2,489,234
        7,443,118
         (791,206)
               --
          800,729
      -----------
       27,970,941
       (3,490,394)
               --
          546,278
      -----------
       25,026,825
       (5,579,872)
          435,296
      -----------
       19,882,249
          504,000
       (7,006,495)
          254,025
      -----------
       13,633,779
          107,040
        5,667,454
       (8,066,609)
          254,025
      -----------
      $11,595,689
      ===========

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           YEARS ENDED MAY 31, 2000, 1999 AND 1998 AND THE CUMULATIVE
           PERIOD FROM JUNE 19, 1985 (INCEPTION) THROUGH MAY 31, 2000

                                                                   PREFERRED STOCK
                                                                ----------------------
                                                                 NUMBER      AGGREGATE
                                                                OF SHARES     AMOUNT
                                                                ---------    ---------
Net loss....................................................          --      $    --
Issuance of common stock at $6.50 per share on May 26, 1994
  (net of costs of issuance of $2,061,149)..................          --           --
Cancellation of stock options...............................          --           --
Amortization of deferred compensation.......................          --           --
                                                                 -------      -------
Balance at May 31, 1994.....................................          --           --
Net loss....................................................          --           --
Issuance of common stock at $6.50 per share on June 20, 1994
  (net of issuance costs of $172,500).......................          --           --
Exercise of stock options at $7.14 per share................          --           --
Exercise of stock options at $2.00 per share................          --           --
Cancellation of stock options...............................          --           --
Amortization of deferred compensation.......................          --           --
                                                                 -------      -------
Balance at May 31, 1995.....................................          --           --
Net loss....................................................          --           --
Issuance of common stock at $17.75 per share on August 9,
  1995 (net of issuance costs of $3,565,125)................          --           --
Issuance of common stock at $17.75 per share on September
  11, 1995 (net of issuance costs of $423,238)..............          --           --
Exercise of stock options at $2.00 per share................          --           --
Exercise of stock options at $6.38 per share................          --           --
Exercise of stock options at $7.14 per share................          --           --
Cancellation of stock options...............................          --           --
Amortization of deferred compensation.......................          --           --
                                                                 -------      -------
Balance at May 31, 1996.....................................          --           --
Net loss....................................................          --           --
Exercise of stock options at $0.20 per share................          --           --
Exercise of stock options at $2.00 per share................          --           --
Exercise of stock options at $7.14 per share................          --           --
Amortization of deferred compensation.......................          --           --
                                                                 -------      -------
Balance at May 31, 1997.....................................          --           --
Net loss....................................................          --           --
Exercise of stock options at $7.14 per share................          --           --
Amortization of deferred compensation.......................          --           --
                                                                 -------      -------
Balance at May 31, 1998.....................................          --           --
Net loss....................................................          --           --
Non-cash compensation.......................................          --           --
Exercise of stock options at $7.14 per share................          --           --
Exercise of stock warrants at $8.00 per share...............          --           --
                                                                 -------      -------
Balance at May 31, 1999.....................................          --           --
Net loss....................................................          --           --
Non-cash compensation.......................................          --           --
Exercise of stock options at $13.38 per share...............          --           --
                                                                 -------      -------
Balance at May 31, 2000.....................................          --      $    --
                                                                 =======      =======

                See accompanying notes to financial statements.

                             SERIES A CONVERTIBLE    SERIES B CONVERTIBLE                     DEFICIT
         COMMON STOCK           PREFERRED STOCK         PREFERRED STOCK                     ACCUMULATED
    ----------------------   ---------------------   ---------------------    ADDITIONAL     DURING THE
      NUMBER     AGGREGATE    NUMBER     AGGREGATE    NUMBER     AGGREGATE     PAID-IN      DEVELOPMENT      DEFERRED
    OF SHARES     AMOUNT     OF SHARES    AMOUNT     OF SHARES    AMOUNT       CAPITAL         STAGE       COMPENSATION
    ---------    ---------   ---------   ---------   ---------   ---------    ----------    -----------    ------------
            --   $     --          --    $     --          --    $     --    $         --   $ (7,363,810)    $     --
     2,500,000     25,000          --          --          --          --      14,163,851             --           --
            --         --          --          --          --          --         (85,400)            --       85,400
            --         --          --          --          --          --              --             --          267
    ----------   --------     -------    --------     -------    --------    ------------   ------------     --------
     9,455,955     94,560          --          --          --          --      56,779,765    (38,393,281)     (60,047)
            --         --          --          --          --          --              --     (7,439,013)          --
       375,000      3,750          --          --          --          --       2,261,250             --           --
        10,000        100          --          --          --          --          71,300             --           --
       187,570      1,875          --          --          --          --         373,264             --           --
            --         --          --          --          --          --        (106,750)            --      106,750
            --         --          --          --          --          --              --             --      (67,892)
    ----------   --------     -------    --------     -------    --------    ------------   ------------     --------
    10,028,525    100,285          --          --          --          --      59,378,829    (45,832,294)     (21,189)
            --         --          --          --          --          --              --     (4,778,875)          --
     2,925,000     29,250          --          --          --          --      48,324,374             --           --
       438,750      4,388          --          --          --          --       7,360,187             --           --
       182,380      1,824          --          --          --          --         362,937             --           --
         1,500         15          --          --          --          --           9,555             --           --
        10,000        100          --          --          --          --          71,300             --           --
            --         --          --          --          --          --         (80,062)            --       80,062
            --         --          --          --          --          --              --             --      (62,726)
    ----------   --------     -------    --------     -------    --------    ------------   ------------     --------
    13,586,155    135,862          --          --          --          --     115,427,120    (50,611,169)      (3,853)
            --         --          --          --          --          --              --     (4,245,693)          --
       263,285      2,633          --          --          --          --          50,025             --           --
       232,935      2,329          --          --          --          --         463,540             --           --
        10,000        100          --          --          --          --          71,300             --           --
            --         --          --          --          --          --              --             --        2,569
    ----------   --------     -------    --------     -------    --------    ------------   ------------     --------
    14,092,375    140,924          --          --          --          --     116,011,985    (54,856,862)      (1,284)
            --         --          --          --          --          --              --     (5,883,378)          --
         5,000         50          --          --          --          --          35,650             --           --
            --         --          --          --          --          --              --             --        1,284
    ----------   --------     -------    --------     -------    --------    ------------   ------------     --------
    14,097,375    140,974          --          --          --          --     116,047,635    (60,740,240)          --
            --         --          --          --          --          --              --     (7,416,333)          --
            --         --          --          --          --          --          14,354             --           --
        17,500        175          --          --          --          --         124,775             --           --
       125,000      1,250          --          --          --          --         998,750             --           --
    ----------   --------     -------    --------     -------    --------    ------------   ------------     --------
    14,239,875    142,399          --          --          --          --     117,185,514    (68,156,573)          --
            --         --          --          --          --          --              --     (9,167,070)          --
            --         --          --          --          --          --          57,112             --           --
         2,500         25          --          --          --          --          33,425             --           --
    ----------   --------     -------    --------     -------    --------    ------------   ------------     --------
    14,242,375   $142,424          --    $     --          --    $     --    $117,276,051   $(77,323,643)    $     --
    ==========   ========     =======    ========     =======    ========    ============   ============     ========


         TOTAL
     SHAREHOLDERS'
        EQUITY
       (DEFICIT)
     -------------
      $(7,363,810)
       14,188,851
               --
              267
      -----------
       18,420,997
       (7,439,013)
        2,265,000
           71,400
          375,139
               --
          (67,892)
      -----------
       13,625,631
       (4,778,875)
       48,353,624
        7,364,575
          364,761
            9,570
           71,400
               --
          (62,726)
      -----------
       64,947,960
       (4,245,693)
           52,658
          465,869
           71,400
            2,569
      -----------
       61,294,763
       (5,883,378)
           35,700
            1,284
      -----------
       55,448,369
       (7,416,333)
           14,354
          124,950
        1,000,000
      -----------
       49,171,340
       (9,167,070)
           57,112
           33,450
      -----------
      $40,094,832
      ===========

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
                  AND THE CUMULATIVE PERIOD FROM JUNE 19, 1985
                        (INCEPTION) THROUGH MAY 31, 2000

                                                                                        CUMULATIVE
                                                                                           FROM
                                                     YEARS ENDED MAY 31,               JUNE 19, 1985
                                          ------------------------------------------      THROUGH
                                              2000           1999           1998       MAY 31, 2000
                                              ----           ----           ----       -------------
Cash flows from operating activities:
  Net loss..............................  $ (9,167,070)  $ (7,416,333)  $ (5,883,378)  $ (77,323,643)
  Adjustments to reconcile net loss to
     net
     cash used in operating activities:
       Depreciation and amortization....       790,563        489,773        501,169      14,648,629
       Non-cash compensation............        88,378         14,354          1,284       3,552,723
       Loss on sale of equipment........            --             --             --          66,359
       Changes in assets and
          liabilities:
          Prepaid expenses..............      (107,030)        21,811       (149,287)       (618,481)
          Other current assets..........      (237,142)      (259,940)       400,036      (2,401,823)
          Other assets..................            --             --          5,177           6,953
          Accounts payable..............      (263,663)       287,763        380,451       1,061,367
          Accrued expenses..............        53,385         39,102        (40,037)        174,009
          Accrued compensation and
            benefits....................        29,570        (32,345)        77,545         250,570
          Other liabilities.............        23,015         25,726          5,153         147,717
                                          ------------   ------------   ------------   -------------
            Net cash used in operating
               activities...............    (8,789,994)    (6,830,089)    (4,701,887)    (60,435,620)
                                          ------------   ------------   ------------   -------------
Cash flows from investing activities:
  Purchase of property, plant,
     equipment, and capitalized
     engineering costs..................    (2,307,390)      (238,223)    (2,123,734)    (17,040,802)
  Proceeds from sale of land and
     equipment..........................     1,786,436             --             --       1,863,023
  Proceeds from matured marketable
     securities.........................    21,549,200     49,049,200     49,049,200     355,389,981
  Proceeds from sale of marketable
     securities.........................            --             --             --       7,141,656
  Purchase of marketable securities.....   (22,973,075)   (43,723,747)   (37,153,198)   (385,660,962)
                                          ------------   ------------   ------------   -------------
            Net cash provided by (used
               in) investing
               activities...............    (1,944,829)     5,087,230      9,772,268     (38,307,104)
                                          ------------   ------------   ------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of common
     stock..............................        33,450      1,124,950         35,700     103,521,928
  Payment of common stock issuance
     costs..............................            --             --             --      (5,072,012)
  Proceeds from issuance of preferred
     stock..............................            --             --             --       6,644,953
  Proceeds from sale of stock options to
     purchase common shares.............            --             --             --       7,443,118
  Proceeds from issuance of notes
     payable............................            --             --             --       1,500,000
  Repayment of notes payable............            --             --             --        (140,968)
                                          ------------   ------------   ------------   -------------
            Net cash provided by
               financing activities.....        33,450      1,124,950         35,700     113,897,019
                                          ------------   ------------   ------------   -------------
            Net (decrease) increase in
               cash.....................   (10,701,373)      (617,909)     5,106,081      15,154,295
Cash at beginning of period.............    25,855,668     26,473,577     21,367,496              --
                                          ------------   ------------   ------------   -------------
Cash at end of period...................  $ 15,154,295   $ 25,855,668   $ 26,473,577   $  15,154,295
                                          ============   ============   ============   =============

                See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2000 AND 1999

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

MARKETABLE SECURITIES

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

CAPITALIZED ENGINEERING COSTS

     Capitalized engineering costs include design and other initial engineering studies relating to a commercial scale facility. During fiscal 2000 and 1999, the Company capitalized $359,649 and $4,770, respectively, of such engineering costs. These costs are being amortized over a three year period. For the years ended May 31, 2000 and 1999, total amortization cost recorded was $379,674 and $185,544, respectively.

COMPUTATION OF NET LOSS PER SHARE

     Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common equivalent shares. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common equivalent shares. Because the Company reported a net loss for the years ended May 31, 2000, 1999 and 1998 and the cumulative period from June 19, 1985 (inception) through May 31, 2000, basic and diluted per share amounts are the same.

     Had the Company reported net earnings for the years ended May 31, 2000, 1999 and 1998 and the cumulative period from June 19, 1985 (inception) through May 31, 2000, the weighted average number of shares outstanding would have been diluted by the following common equivalent securities (not assuming the effects of applying the treasury stock method):

                                                                          CUMULATIVE
                                                                             FROM
                                                                         JUNE 19, 1985
                                                                            THROUGH
                                         2000       1999       1998      MAY 31, 2000
                                         ----       ----       ----      -------------
Stock options.......................    594,250    539,250    400,500       567,271
Warrants............................         --    118,836    133,849        81,333
                                        -------    -------    -------       -------
                                        594,250    658,086    534,349       648,604
                                        =======    =======    =======       =======

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

     The fair values of financial instruments, which consist of marketable securities (note 2), were not materially different from their carrying values at May 31, 2000 and 1999.

(2) MARKETABLE SECURITIES

     The fair market value of the Company's marketable securities was $23,022,457 at May 31, 2000, which included gross unrealized holding losses of $106,867. The fair market value of the Company's marketable securities was $21,673,300 at May 31, 1999, which included gross unrealized holding losses of $32,149.

     At May 31, 2000, all of the Company's marketable securities were scheduled to mature in less than one year.

(3) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, less accumulated depreciation and amortization, is summarized as follows as of May 31, 2000 and 1999:

                                                           2000           1999
                                                           ----           ----
Manufacturing equipment.............................    $ 9,257,650    $ 7,330,453
Laboratory equipment................................      1,330,425      1,330,425
Office furniture and equipment......................        671,778        671,778
Computer equipment..................................        187,160        166,617
Leasehold improvements..............................      1,596,927      1,596,927
Capitalized engineering costs.......................        924,867        565,218
Land................................................             --      1,817,702
                                                        -----------    -----------
                                                         13,968,807     13,479,120
Less accumulated depreciation and amortization......     11,513,106     10,723,555
                                                        -----------    -----------
                                                        $ 2,455,701    $ 2,755,565
                                                        ===========    ===========

     Depreciation and amortization expense amounted to $789,551, $479,595 and $390,159 for the years ended May 31, 2000, 1999 and 1998, respectively.

(4) SHAREHOLDERS' EQUITY

     On June 19, 1985, the date of incorporation, the Company authorized 5,500,000 shares of $.10 par value common stock. On August 12, 1985, an amendment to the Certificate of Incorporation was approved increasing the authorized number of common shares to 8,750,000 and changing the par value to $.01.

     On June 7, 1988, the Company issued 413,020 additional shares of common stock for net proceeds of $9,754,000. In conjunction with this transaction, all outstanding shares of Series A and Series B convertible preferred stock were converted to common stock and the Series B warrants were converted to common stock warrants (note 7). In conjunction with this transaction, options for 47,115 common shares were exercised at $2.00 per share.

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

     On September 30, 1991, the Company issued 90,000 additional shares of common stock for net proceeds of $504,000. These shares were issued as a result of the exercise of common stock warrants (note 7).

     On June 29, 1992, the Company issued 15,000 additional shares of common stock for net proceeds of $107,040. These shares were issued as a result of the exercise of common stock warrants (note 7).

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

     During the year ended May 31, 2000, the Company issued 2,500 additional shares of common stock upon the exercise of stock options for cash at $13.38 per share, for net proceeds of $33,450.

(5) INCOME TAXES

     As a result of losses incurred to date, the Company has not provided for income taxes. As of May 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $78,200,000, which are available to offset future taxable income, if any, through 2001 to 2015. Deferred tax assets primarily resulted from net operating loss carryforwards and differences in the recognition of research and development, compensatory stock options, and depreciation expenses and the tax benefit from the exercise of stock options. Additionally, the Company had approximately $2,200,000 of research and experimentation tax credits and investment tax credits available to reduce future income taxes through 2015.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     The net deferred tax assets as of May 31, 2000 and 1999 are summarized as follows:

                                                          2000            1999
                                                          ----            ----
Deferred tax assets:
  Net operating loss carryforwards................    $ 30,400,000    $ 26,900,000
  Tax credit carryforwards........................       2,200,000       1,900,000
  Deferred compensation...........................       1,400,000       1,400,000
  Other...........................................         800,000         200,000
                                                      ------------    ------------
                                                        34,800,000      30,400,000
Valuation allowance...............................     (34,800,000)    (30,400,000)
                                                      ------------    ------------
     Net deferred tax asset.......................    $         --    $         --
                                                      ============    ============

     The net change in the valuation allowance during fiscal 2000, 1999 and 1998 was an increase of $4,400,000, $2,600,000 and $2,300,000, respectively.

(6) STOCK OPTION PLAN

     The Company's Restated Nonqualified Stock Option Plan (the Employee Stock Option Plan) lapsed on September 30, 1996. Following the termination of the plan, all options outstanding prior to the plan termination may be exercised in accordance with their terms. As of May 31, 2000, options to purchase a total of 108,000 shares of the Company's common stock at prices of $6.38 and $15.19 per share were outstanding under the Employee Stock Option Plan. These options expire in 2003 and 2004, ten years after the date of grant.

     With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the "1996 Option Plan"). This plan provides for the granting of stock options to the Company's directors, officers, key employees and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the year ended May 31, 2000, the Company granted 15,000 options to purchase shares of common stock at $12.88 per share, which was below the fair market value of a share of common stock ($15.69) at the date of grant. These options expire in 2010, ten years after the date of grant. During the year ended May 31, 1999, the Company granted 185,000 options to purchase shares of common stock at prices of $10.81 and $13.38 per share, which was equal to the fair market value of a share of common stock at the dates of grant. These options expire in 2009, ten years after the date of grant.

     In September 1994, the Company adopted the Nonqualified Stock Option Plan for Outside Directors (Directors Plan) which provides for the granting of nonqualified stock options to directors of the Company who are neither employees of nor consultants to the Company and who were not directors of the Company prior to June 1, 1994. Stock options to purchase a total of 200,000 shares of common stock are available under the Directors Plan. During the year ended May 31, 2000 and 1999, the Company granted no options to purchase shares of common stock.

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

                                               2000           1999           1998
                                               ----           ----           ----
Net loss as reported....................    $(9,167,970)   $(7,416,333)   $(5,883,378)
Pro forma...............................     (9,727,924)    (8,175,218)    (6,658,191)
Net loss per share as reported..........          (0.64)         (0.53)         (0.42)
Pro forma...............................          (0.68)         (0.58)         (0.47)
                                            ===========    ===========    ===========

     For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998:

                                                  2000           1999           1998
                                                  ----           ----           ----
Expected volatility.........................         60.2%          58.5%          57.0%
Risk-free interest rate.....................          5.3            5.9            5.5
Dividend yield..............................           --             --             --
Expected lives..............................    6.7 years      6.7 years      7.0 years

     Additional information on shares subject to options is as follows:

                                                 2000                   1999                   1998
                                          -------------------    -------------------    -------------------
                                                     WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                          OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                          -------    --------    -------    --------    -------    --------
Outstanding at beginning of year......    623,000     $11.41     455,500     $11.49     345,500     $10.91
Granted...............................     15,000      12.88     185,000      10.81     115,000      13.05
Exercised.............................      2,500      13.38      17,500       7.14       5,000       7.14
Canceled..............................     70,000       9.76          --         --          --         --
                                          -------     ------     -------     ------     -------     ------
Outstanding at end of year............    565,500     $11.64     623,000     $11.41     455,500     $11.49
                                          =======     ======     =======     ======     =======     ======
Options exercisable at year end.......    404,250     $11.66     338,000     $11.62     222,250     $11.59
                                          =======     ======     =======     ======     =======     ======
Weighted-average fair value of options
  granted during the year.............    $ 10.62                $  6.86                $  8.24
                                          =======                =======                =======

     The following table summarizes information about stock options outstanding at May 31, 2000:

                                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                         ---------------------------------------------------    ---------------------------------------
      RANGE OF                          WEIGHTED AVERAGE
      EXERCISE             NUMBER          REMAINING        WEIGHTED AVERAGE    OPTIONS EXERCISABLE    WEIGHTED AVERAGE
       PRICES            OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE       AT MAY 31, 2000       EXERCISE PRICE
      --------           -----------    ----------------    ----------------    -------------------    ----------------
$ 6.38-10.81.........      358,000            7.27               $10.37               251,750               $10.20
 11.44-15.19.........      207,500            6.28                13.86               152,500                14.06
=====================      =======            ====               ======               =======               ======

(7) STOCK WARRANTS

     In connection with demand notes dated September 23, 1986, the Company issued warrants to purchase a total of 90,000 shares of common stock at $5.60 per share. The warrants were exercised on September 30, 1991 (note 4).

     In connection with a demand note dated July 2, 1987, the Company issued warrants to purchase a total of 3,000 shares of Series B convertible preferred stock at $35.68 per share. On June 7, 1988, these warrants were converted to common stock warrants to purchase 15,000 shares of common stock at $7.14 per share. The warrants were exercised on June 29, 1992 (note 4).

     On March 13, 1993, the Company granted warrants to purchase 125,000 shares of common stock of the Company at $13.00 per share. These warrants were canceled on August 3, 1994 and were reissued at $8.00 per share. These warrants were exercised on May 13, 1999 (note 4).

(8) LEASES

     Rent expense amounted to $747,055, $499,491 and $444,330 for the years ended May 31, 2000, 1999 and 1998, respectively.

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

     The Company has renewed the lease for its research and manufacturing facility which now expires in June 2003. The terms of the renewed lease are substantially the same as the original lease. The lease is secured by a letter of credit, which is collateralized by a $49,200 certificate of deposit as of May 31, 2000.

     At May 31, 2000, future minimum lease payments under the operating leases are as follows:

                        YEARS ENDING
                          MAY 31,                                 AMOUNT
                        ------------                              ------
2001........................................................    $  546,736
2002........................................................       554,986
2003........................................................       578,588
2004........................................................       588,234
2005........................................................       382,957
2006 and thereafter.........................................       226,188
                                                                ----------
                                                                $2,878,689
                                                                ==========

(9) EMPLOYEE BENEFIT PLAN

     Effective January 1, 1994, the Company established a defined contribution 401(k) savings plan covering each employee of the Company satisfying certain minimum length of service requirements. Matching contributions to the accounts of plan participants are made by the Company in an amount equal to 33% of each plan participant's before-tax contribution, subject to certain maximum contribution limitations, and are made at the discretion of the Company. Expenses incurred under this plan for Company contributions for the years ended May 31, 2000, 1999 and 1998 amounted to $129,496, $118,167 and $98,567, respectively.

                                    EXHIBITS

NUMBER                            DESCRIPTION
------                            -----------
 3.1      Restated Certificate of Incorporation of the Registrant
          (incorporated herein by reference to Exhibit 3.2 to the
          Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 25, 1994,
          File No. 33-76856 (the "Registration Statement"))
 3.2      Certificate of Amendment to Certificate of Incorporation of
          the Registrant (incorporated herein by reference to Exhibit
          3.1.1 to the Registrant's Quarterly Report on Form 10-Q for
          the Registrant's quarter ended November 30, 1999)
 3.3      Restated Bylaws of the Registrant (incorporated herein by
          reference to Exhibit 3.4 to the Registration Statement)
10.1      Office Sublease dated as of April 20, 1993 between the
          Registrant and First Illinois Bank of Evanston, N.A., as
          Trustee (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)
10.2      Amendment to Lease dated as of January 7, 1998 between the
          Registrant and First Illinois Bank of Evanston, N.A.
          (incorporated herein by reference to Exhibit 10.1.1 to the
          Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended February 28, 1998)
10.3      Lease dated as of June 8, 1989 between the Registrant and
          OTR (incorporated by reference to Exhibit 10.2 to the
          Registration Statement)
10.4      Amendment to Lease dated as of May 6, 1998 between the
          Registrant and OTR (incorporated herein by reference to
          Exhibit 10.11 to the Registrant's Annual Report on Form 10-K
          for the Registrant's fiscal year ended May 31, 1998)
10.5      Third Amendment to Lease dated as of September 16, 1999
          between the Registrant and OTR (incorporated be reference to
          Exhibit 10.4.1 to the Registrant's Quarterly Report on Form
          10-Q for the Registrant's quarter ended November 30, 1999)
10.6      License Agreement dated as of March 6, 1989 between the
          Registrant and KabiVitrum AB (predecessor of Pharmacia &
          Upjohn Inc.) (incorporated herein by reference to Exhibit
          10.6 to the Registration Statement)
10.7      License Agreement dated as of July 20, 1990 between the
          Registrant and Eriphyle BV (incorporated herein by reference to Exhibit 10.7 to the Registration Statement)
10.8*     Northfield Laboratories Inc. 401(K) Plan (incorporated
          herein by reference to Exhibit 10.14 to the Registration
          Statement)
10.9*     Northfield Laboratories Inc. Nonqualified Stock Option Plan
          for Outside Directors (incorporated herein by reference to
          Exhibit 10.15 to the Registrant's Annual Report on Form 10-K
          for the Registrant's fiscal year ended May 31, 1994)
10.10*    Northfield Laboratories Inc. 1996 Stock Option Plan
          (incorporated herein by reference to Exhibit 10.5.1 to the
          Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended November 30, 1997)
10.11*    Northfield Laboratories Inc. 1999 Stock Option Plan
          (incorporated herein by reference to Exhibit 10.10 to the
          Registrant's Annual Report on Form 10-K for the Registrant's
          fiscal year ended May 31, 1999)
10.12*    Employment Agreement dated as of January 1, 1999 between the
          Registrant and Richard E. DeWoskin (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended May 31,
          1999)
10.13*    Employment Agreement dated as of January 1, 1999 between the
          Registrant and Steven A. Gould, M.D. (incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended May 31,
          1999)

NUMBER                            DESCRIPTION
------                            -----------
10.14*    Employment Agreement dated as of January 1, 1999 between the
          Registrant and Jack J. Kogut (incorporated herein by
          reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended May 31,
          1999)
23.1      Consent of KPMG LLP

-------------------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 15, 2000.

                                          NORTHFIELD LABORATORIES INC.

                                          By: /s/ RICHARD E. DEWOSKIN
                                            ------------------------------------
                                            Richard E. DeWoskin
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 15, 2000.

                 SIGNATURE                                            TITLE
                 ---------                                            -----

          /s/ RICHARD E. DEWOSKIN
--------------------------------------------       Chairman of the Board and Chief Executive
            Richard E. DeWoskin                    Officer (principal executive officer)

         /s/ STEVEN A. GOULD, M.D.
--------------------------------------------
              Steven A. Gould                      President and Director

             /s/ JACK J. KOGUT                     Vice President - Finance, Secretary and
--------------------------------------------       Treasurer (principal financial and
               Jack J. Kogut                       accounting officer)

          /s/ GERALD S. MOSS, M.D.
--------------------------------------------
            Gerald S. Moss, M.D.                   Director

           /s/ BRUCE S. CHELBERG
--------------------------------------------
             Bruce S. Chelberg                     Director

             /s/ JACK OLSHANSKY
--------------------------------------------
               Jack Olshansky                      Director

            /s/ DAVID A. SAVNER
--------------------------------------------
              David A. Savner                      Director

                                INDEX TO EXHIBITS


NUMBER           DESCRIPTION                                                                                      PAGE NO.
3.1              Restated Certificate of Incorporation of the Registrant                                              --
                 (incorporated herein by reference to Exhibit 3.2 to the
                 Registrant's Registration Statement on Form S-1, filed
                 with the Securities and Exchange Commission on March
                 25, 1994, File No. 33-76856 (the "Registration
                 Statement"))

3.2              Certificate of Amendment to Certificate of Incorporation                                             --
                 of the Registrant (incorporated be reference to Exhibit 3.1.1 to the Registrant's Quarterly Report on Form 10-Q for the
                 Registrant's quarter ended November 30, 1999)

3.3              Restated Bylaws of the Registrant (incorporated herein                                               --
                 by reference to Exhibit 3.4 to the Registration Statement)

10.1             Office Sublease dated as of April 20, 1993 between the
                 Registrant and First Illinois Bank of
                 Evanston, N.A., a Trustee (incorporated
                 herein by reference to Exhibit 10 to the Registration Statement)

10.2             Amendment to Lease dated as of January 7, 1999                                                       --
                 Between the Registrant and First Illinois Bank of
                 Evanston, N.A. (incorporated herein by reference
                 to Exhibit 10.1.1 to the Registrant's Quarterly
                 Report on Form 10-Q for the Registrant's
                 quarter ended February 28, 1998)

10.3             Lease dated as of June 8, 1989 between the Registrant                                                --
                 And OTR (incorporated by reference to Exhibit 10.2
                 the Registration Statement)

10.4             Amendment to Lease dated as of May 6, 1998 between                                                   --
                 the Registrant and OTR (incorporated by reference to Exhibit
                 10.11 to the Registrant's Annual Report on Form 10-K for the
                 Registrant's fiscal year ended
                 May 31, 1998)

10.5             Third Amendment to Lease dated as of September 16, 1999                                              --
                 between the Registrant and OTR (incorporated be reference
                 to Exhibit 10.4.1 to the Registrant's Quarterly Report
                 on Form 10-Q for the Registrant's quarter ended
                 November 30, 1999)

10.6             License Agreement dated as of March 6, 1989 between the                                              --
                 Registrant and KabiVitrum AB (predecessor or Pharmacia
                 & Upjohn Inc.) (incorporated herein by reference to
                 Exhibit 10.6 to the Registration Statement)

10.7             License Agreement dated as of July 20, 1990 between the                                              --
                 Registrant and Eriphyle BV (incorporated herein by
                 reference to Exhibit 10.7 to the Registration Statement

10.8*            Northfield Laboratories Inc. 401(K) Plan (incorporate                                                --
                 herein by reference to Exhibit 10.14 to the Registration Statement)


NUMBER           DESCRIPTION                                                                                      PAGE NO.
10.9*            Northfield Laboratories Inc. Nonqualified Stock Option                                               --
                 Plan for Outside Directors (incorporated herein by Reference to
                 Exhibit 10.15 to the Registrant's Annual Report on Form 10-K
                 for the Registrant's fiscal year Ended May 31, 1994)

10.10*           Northfield Laboratories Inc. 1996 Stock Option Plan
                 (incorporated herein by reference to Exhibit 10.5.1 to the Registrant's Quarterly Report on Form 10-Q for the
                 Registrant's quarter ended November 30, 1997)

10.11*           Northfield Laboratories Inc. 1999 Stock Option Plan
                 (incorporated herein by reference to Exhibit 10.10 to
                 the Registrant's Annual Report on Form 10-K for the
                 Registrant's fiscal year ended May 31, 1999)                                                         --

10.12*           Employment Agreement dated as of January 1, 1999,                                                    --
                 between the Registrant and Richard E. DeWoskin
                 (incorporated herein by reference to Exhibit 10.11
                 to the Registrant's Annual Report on Form 10-K
                 for the Registrant's fiscal year ended May 31, 1999)

10.13*           Employment Agreement dated as of January 1, 1999,                                                    --
                 between the Registrant and Steven A. Gould, M.D.
                 (incorporated herein by reference to Exhibit 10.12
                 to the Registrant's Annual Report on Form 10-K
                 for the Registrant's fiscal year ended May 31, 1999)

10.14*           Employment Agreement dated as of January 1, 1999,                                                    --
                 between the Registrant and Jack J. Kogut
                 (incorporated herein by reference to Exhibit 10.13
                 to the Registrant's Annual Report on Form 10-K
                 for the Registrant's fiscal year ended May 31, 1999)

23.1             Consent of KPMG LLP                                                                                 [1]

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).