Form 10-Q
period 2000-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 2000-10-13
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED AUGUST 31, 2000
                                       OR
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

    AS OF AUGUST 31, 2000, REGISTRANT HAD 14,242,375 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

Part I. Financial Information




                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                              Financial Statements

                                August 31, 2000

                  (See accompanying Review Report of KPMG LLP)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 2000, and the related statements of operations and cash flows for the three-month periods ended August 31, 2000 and 1999 and for the period from June 19, 1985 (inception) through August 31, 2000. We have also reviewed the statements of shareholders' equity (deficit) for the three-month period ended August 31, 2000 and for the period from June 19, 1985 (inception) through August 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Northfield Laboratories Inc. as of May 31, 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2000 (not presented herein); and in our report dated June 29, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2000 and in the accompanying statement of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statement from which it has been derived.




/s/ KPMG LLP

October 2, 2000

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                  August 31, 2000 (unaudited) and May 31, 2000


                                                                            August 31,        May 31,
                                                                              2000             2000
                                                                         --------------     -------------
                                 ASSETS
Current assets:
    Cash                                                                 $   11,757,965       15,154,295
    Short-term marketable securities                                         23,765,120       23,129,324
    Prepaid expenses                                                            336,185          409,270
    Other current assets                                                        663,374          505,572
                                                                         --------------     -------------

               Total current assets                                          36,522,644       39,198,461

Property, plant, and equipment, net                                           2,514,647        2,455,701
Other assets                                                                    123,280           74,333
                                                                         --------------    -------------

                                                                         $   39,160,571       41,728,495
                                                                         ==============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $      967,677        1,061,367
    Accrued expenses                                                            209,721          174,009
    Accrued compensation and benefits                                           252,040          250,570
                                                                         --------------      -------------

               Total current liabilities                                      1,429,438        1,485,946

Other liabilities                                                               154,221          147,717
                                                                         --------------     -------------

               Total liabilities                                              1,583,659        1,633,663
                                                                         --------------     -------------

Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
       none issued and outstanding                                                   --               --
    Common stock, $.01 par value.  Authorized 30,000,000 shares;
       issued and outstanding 14,242,375 shares
       at August 31, 2000 and May 31, 2000, respectively                        142,424          142,424
    Additional paid-in capital                                              117,276,051      117,276,051
    Deficit accumulated during the development stage                        (79,841,563)     (77,323,643)
                                                                         --------------     -------------

               Total shareholders' equity                                    37,576,912       40,094,832
                                                                         ---------------    -------------

                                                                         $   39,160,571       41,728,495
                                                                         ===============    =============

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

            Three months ended August 31, 2000 and 1999 and for the period from June 19, 1985 (inception) through August 31, 2000

                                                                                      CUMULATIVE
                                                        THREE MONTHS ENDED                FROM
                                                             AUGUST 31,              JUNE 19, 1985
                                                   ------------------------------        THROUGH
                                                       2000            1999          AUGUST 31, 2000
                                                   --------------  --------------   ------------------
                                                    (UNAUDITED)     (UNAUDITED)        (UNAUDITED)
Revenues - license income                          $          --              --         3,000,000
Costs and expenses:
    Research and development                           2,237,582       2,124,203        71,377,995
    General and administrative                           869,876         484,800        32,341,089
                                                   --------------  --------------   ------------------

                                                       3,107,458       2,609,003       103,719,084
                                                   --------------  --------------   ------------------

Other income and expense:
    Interest income                                      589,538         569,862        20,960,755
    Interest expense                                          --              --           (83,234)
                                                   --------------  --------------   ------------------
                                                         589,538         569,862        20,877,521
                                                   --------------  --------------   ------------------

            Net loss                               $  (2,517,920)     (2,039,141)      (79,841,563)
                                                   ==============  ==============   ==================

Net loss per basic share                           $       (0.18)          (0.14)            (8.81)
                                                   ==============  ==============   ==================

Shares used in calculation of per share data          14,242,375      14,239,875         9,058,180
                                                   ==============  ==============   ==================

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                 Three months ended August 31, 2000 and for the period from June 19, 1985 (inception) through August 31, 2000




                                                                                                           SERIES A CONVERTIBLE
                                                           PREFERRED STOCK           COMMON STOCK             PREFERRED STOCK
                                                        ---------------------   ----------------------    -----------------------
                                                          NUMBER    AGGREGATE     NUMBER     AGGREGATE      NUMBER      AGGREGATE
                                                        OF SHARES    AMOUNT     OF SHARES     AMOUNT      OF SHARES      AMOUNT
                                                        ---------   ---------   ----------   ---------    ---------    ----------
Issuance of common stock on August 27, 1985                --       $   --       3,500,000   $  35,000        --       $   --
Issuance of Series A convertible preferred stock
  at $4.00 per share on August 27, 1985 (net of
  costs of issuance of $79,150)                            --           --            --          --       250,000      250,000
Net loss                                                   --           --            --          --          --           --
                                                        ---------   ---------   ----------   ---------    ---------    ----------

Balance at May 31, 1986                                    --           --       3,500,000      35,000     250,000      250,000
Net loss                                                   --           --            --          --          --           --
Deferred compensation relating to grant of
  stock options                                            --           --            --          --          --           --
Amortization of deferred compensation                      --           --            --          --          --           --
                                                        ---------   ---------   ----------   ---------    ---------    ----------

Balance at May 31, 1987                                    --           --       3,500,000      35,000     250,000      250,000
Issuance of Series B convertible preferred stock
  at $35.68 per share on August 14, 1987 (net of
  costs of issuance of $75,450)                            --           --            --          --          --           --
Net loss                                                   --           --            --          --          --           --
Amortization of deferred compensation                      --           --            --          --          --           --
                                                        ---------   ---------   ----------   ---------    ---------    ----------

Balance at May 31, 1988                                    --           --       3,500,000      35,000     250,000      250,000
Issuance of common stock at $24.21 per share
  on June 7, 1988 (net of costs of issuance
  of $246,000)                                             --           --         413,020       4,130        --           --
Conversion of Series A convertible preferred
  stock to common stock on June 7, 1988                    --           --       1,250,000      12,500    (250,000)     250,000)
Conversion of Series B convertible preferred
  stock to common stock on June 7, 1988                    --           --       1,003,165      10,032        --           --
Exercise of stock options at $2.00 per share               --           --          47,115         471        --           --
Issuance of common stock at $28.49 per share
  on March 6, 1989 (net of costs of issuance
  of $21,395)                                              --           --         175,525       1,755        --           --
Issuance of common stock at $28.49 per share
  on March 30, 1989 (net of costs of issuance
  of $10,697)                                              --           --          87,760         878        --           --
Sale of options at $28.29 per share to purchase
  common stock at $.20 per share on March 30,
  1989 (net of costs of issuance of $4,162)                --           --            --          --          --           --
Net loss                                                   --           --            --          --          --           --
Deferred compensation relating to grant of
  stock options                                            --           --            --          --          --           --
Amortization of deferred compensation                      --           --            --          --          --           --
                                                        ---------   ---------   ----------   ---------    ---------    ----------

Balance at May 31, 1989                                    --           --       6,476,585      64,766        --           --
Net loss                                                   --           --            --          --          --           --
Deferred compensation relating to grant of
  stock options                                            --           --            --          --          --           --
Amortization of deferred compensation                      --           --            --          --          --           --
                                                        ---------   ---------   ----------   ---------    ---------    ----------

Balance at May 31, 1990                                    --           --       6,476,585      64,766        --           --
Net loss                                                   --           --            --          --          --           --
Amortization of deferred compensation                      --           --            --          --          --           --
                                                        ---------   ---------   ----------   ---------    ---------    ----------

Balance at May 31, 1991                                    --           --       6,476,585      64,766        --           --
Exercise of stock warrants at $5.60 per share              --           --          90,000         900        --           --
Net loss                                                   --           --            --          --          --           --
Amortization of deferred compensation                      --           --            --          --          --           --
                                                        ---------   ---------   ----------   ---------    ---------    ----------

Balance at May 31, 1992                                    --           --       6,566,585      65,666        --           --
Exercise of stock warrants at $7.14 per share              --           --          15,000         150        --           --
Issuance of common stock at $15.19 per share
  on April 19, 1993 (net of costs of issuance
  of $20,724)                                              --           --         374,370       3,744        --           --
Net loss                                                   --           --            --          --          --           --
Amortization of deferred compensation                      --           --            --          --          --           --
                                                        ---------   ---------   ----------   ---------    ---------    ----------

Balance at May 31, 1993                                    --       $   --       6,955,955   $  69,560        --       $   --
                                                        ---------   ---------   ----------   ---------    ---------    ----------


                                                                     (Continued)

                                                   SERIES B CONVERTIBLE                      DEFICIT                       TOTAL
                                                     PREFERRED STOCK                       ACCUMULATED                    SHARE-
                                                 -----------------------     ADDITIONAL    DURING THE                    HOLDERS'
                                                  NUMBER       AGGREGATE      PAID-IN      DEVELOPMENT     DEFERRED       EQUITY
                                                 OF SHARES      AMOUNT        CAPITAL         STAGE      COMPENSATION    (DEFICIT)
                                                 ----------   ----------     ----------   -------------  ------------    --------
Issuance of common stock on August 27, 1985            --     $      --        (28,000)         --             --            7,000
Issuance of Series A convertible preferred
  stock at $4.00 per share on August 27,
  1985 (net of costs of issuance of $79,150)           --            --        670,850          --             --          920,850
Net loss                                               --            --           --        (607,688)          --         (607,688)
                                                -----------   -----------   ----------   -----------    -----------    -----------

Balance at May 31, 1986                                --            --        642,850      (607,688)          --          320,162
Net loss                                               --            --           --      (2,429,953)          --       (2,429,953)
Deferred compensation relating to grant of
  stock options                                        --            --      2,340,000          --       (2,340,000)          --
Amortization of deferred compensation                  --            --           --            --          720,000        720,000
                                                -----------   -----------   ----------   -----------    -----------    -----------

Balance at May 31, 1987                                --            --      2,982,850    (3,037,641)    (1,620,000)    (1,389,791)
Issuance of Series B convertible preferred
  stock at $35.68 per share on August 14,
  1987 (net of costs of issuance of $75,450)        200,633       200,633    6,882,502          --             --        7,083,135
Net loss                                               --            --           --      (3,057,254)          --       (3,057,254)
Amortization of deferred compensation                  --            --           --            --          566,136        566,136
                                                -----------   -----------   ----------   -----------    -----------    -----------

Balance at May 31, 1988                             200,633       200,633    9,865,352    (6,094,895)    (1,053,864)     3,202,226
Issuance of common stock at $24.21 per share
  on June 7, 1988 (net of costs of issuance
  of $246,000)                                         --            --      9,749,870          --             --        9,754,000
Conversion of Series A convertible preferred
  stock to common stock on June 7, 1988                --            --        237,500          --             --             --
Conversion of Series B convertible preferred
  stock to common stock on June 7, 1988            (200,633)     (200,633)     190,601          --             --             --
Exercise of stock options at $2.00 per share           --            --         93,759          --             --           94,230
Issuance of common stock at $28.49 per share
  on March 6, 1989 (net of costs of issuance
  of $21,395)                                          --            --      4,976,855          --             --        4,978,610
Issuance of common stock at $28.49 per share
  on March 30, 1989 (net of costs of issuance
  of $10,697)                                          --            --      2,488,356          --             --        2,489,234
Sale of options at $28.29 per share to
  purchase common stock at $.20 per share on
  March 30, 1989 (net of costs of issuance
  of $4,162)                                           --            --      7,443,118          --             --        7,443,118
Net loss                                               --            --           --        (791,206)          --         (791,206)
Deferred compensation relating to grant of
  stock options                                        --            --        683,040          --         (683,040)          --
Amortization of deferred compensation                  --            --           --            --          800,729        800,729
                                                -----------   -----------   ----------   -----------    -----------    -----------

Balance at May 31, 1989                                --            --     35,728,451    (6,886,101)      (936,175)    27,970,941
Net loss                                               --            --           --      (3,490,394)          --       (3,490,394)
Deferred compensation relating to grant of
  stock options                                        --            --        699,163          --         (699,163)          --
Amortization of deferred compensation                  --            --           --            --          546,278        546,278
                                                -----------   -----------   ----------   -----------    -----------    -----------

Balance at May 31, 1990                                --            --     36,427,614   (10,376,495)    (1,089,060)    25,026,825
Net loss                                               --            --           --      (5,579,872)          --       (5,579,872)
Amortization of deferred compensation                  --            --           --            --          435,296        435,296
                                                -----------   -----------   ----------   -----------    -----------    -----------

Balance at May 31, 1991                                --            --     36,427,614   (15,956,367)      (653,764)    19,882,249
Exercise of stock warrants at $5.60 per share          --            --        503,100          --             --          504,000
Net loss                                               --            --           --      (7,006,495)          --       (7,006,495)
Amortization of deferred compensation                  --            --           --            --          254,025        254,025
                                                -----------   -----------   ----------   -----------    -----------    -----------

Balance at May 31, 1992                                --            --     36,930,714   (22,962,862)      (399,739)    13,633,779
Exercise of stock warrants at $7.14 per share          --            --        106,890          --             --          107,040
Issuance of common stock at $15.19 per share
  on April 19, 1993 (net of costs of issuance
  of $20,724)                                          --            --      5,663,710          --             --        5,667,454
Net loss                                               --            --           --      (8,066,609)          --       (8,066,609)
Amortization of deferred compensation                  --            --           --            --          254,025        254,025
                                                -----------   -----------   ----------   -----------    -----------    -----------

Balance at May 31, 1993                                --     $      --     42,701,314   (31,029,471)      (145,714)    11,595,689
                                                -----------   -----------   ----------   -----------    -----------    -----------


                                                                    (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

            Statements of Shareholders' Equity (Deficit), continued

                 Three months ended August 31, 2000 and for the period from June 19, 1985 (inception) through August 31, 2000


                                                                                                              SERIES A CONVERTIBLE
                                                         PREFERRED STOCK            COMMON STOCK                 PREFERRED STOCK
                                                      ---------------------    -----------------------       -----------------------
                                                       NUMBER     AGGREGATE      NUMBER      AGGREGATE        NUMBER       AGGREGATE
                                                      OF SHARES    AMOUNT       OF SHARES      AMOUNT        OF SHARES       AMOUNT
                                                      ---------  ----------    ----------    ---------       ---------     ---------
Net loss                                                  --     $     --            --      $     --        $     --      $    --
Issuance of common stock at $6.50 per share
  on May 26, 1994 (net of costs of issuance
  of $2,061,149)                                          --           --       2,500,000        25,000            --           --
Cancellation of stock options                             --           --            --            --              --           --
Amortization of deferred compensation                     --           --            --            --              --           --
                                                      ---------  ----------    ----------    ----------      ---------     ---------

Balance at May 31, 1994                                   --           --       9,455,955        94,560            --           --
Net loss                                                  --           --            --            --              --           --
Issuance of common stock at $6.50 per share
  on June 20, 1994 (net of issuance costs
  of $172,500)                                            --           --         375,000         3,750            --           --
Exercise of stock options at $7.14 per share              --           --          10,000           100            --           --
Exercise of stock options at $2.00 per share              --           --         187,570         1,875            --           --
Cancellation of stock options                             --           --            --            --              --           --
Amortization of deferred compensation                     --           --            --            --              --           --
                                                      ---------  ----------    ----------    ----------      ---------     ---------

Balance at May 31, 1995                                   --           --      10,028,525       100,285            --           --
Net loss                                                  --           --            --            --              --           --
Issuance of common stock at $17.75 per share
  on August 9, 1995 (net of issuance costs
  of $3,565,125)                                          --           --       2,925,000        29,250            --           --
Issuance of common stock at $17.75 per share
  on September 11, 1995 (net of issuance costs
  of $423,238)                                            --           --         438,750         4,388            --           --
Exercise of stock options at $2.00 per share              --           --         182,380         1,824            --           --
Exercise of stock options at $6.38 per share              --           --           1,500            15            --           --
Exercise of stock options at $7.14 per share              --           --          10,000           100            --           --
Cancellation of stock options                             --           --            --            --              --           --
Amortization of deferred compensation                     --           --            --            --              --           --
                                                      ---------  ----------    ----------    ----------      ---------     ---------

Balance at May 31, 1996                                   --           --      13,586,155       135,862            --           --
Net loss                                                  --           --            --            --              --           --
Exercise of stock options at $0.20 per share              --           --         263,285         2,633            --           --
Exercise of stock options at $2.00 per share              --           --         232,935         2,329            --           --
Exercise of stock options at $7.14 per share              --           --          10,000           100            --           --
Amortization of deferred compensation                     --           --            --            --              --           --
                                                      ---------  ----------    ----------    ----------      ---------     ---------

Balance at May 31, 1997                                   --           --      14,092,375       140,924            --           --
Net loss                                                  --           --            --            --              --           --
Exercise of stock options at $7.14 per share              --           --           5,000            50            --           --
Amortization of deferred compensation                     --           --            --            --              --           --
                                                      ---------  ----------    ----------    ----------      ---------     ---------

Balance at May 31, 1998                                   --           --      14,097,375       140,974            --           --
Net loss                                                  --           --            --            --              --           --
Non-cash compensation                                     --           --            --            --              --           --
Exercise of stock options at $7.14 per share              --           --          17,500           175            --           --
Exercise of stock warrants at $8.00 per share             --           --         125,000         1,250            --           --
                                                      ---------  ----------    ----------    ----------      ---------     ---------

Balance at May 31, 1999                                   --           --      14,239,875       142,399            --           --
Net loss                                                  --           --            --            --              --           --
Non-cash compensation                                     --           --            --            --              --           --
Exercise of stock options at $13.38 per share             --           --           2,500            25            --           --
                                                      ---------  ----------    ----------    ----------      ---------     ---------

Balance at May 31, 2000                                   --           --      14,242,375       142,424            --           --
Net loss (unaudited)                                      --           --            --            --              --           --
                                                      ---------  ----------    ----------    ----------      ---------     ---------

Balance at August 31, 2000                                --     $     --      14,242,375    $  142,424            --      $    --
                                                      =========  ==========    ==========    ==========      =========     =========


See accompanying independent accountants' review report.


                                                                     (Continued)

                                                  SERIES B CONVERTIBLE                      DEFICIT                        TOTAL
                                                     PREFERRED STOCK                      ACCUMULATED                      SHARE-
                                                 ----------------------   ADDITIONAL      DURING THE                      HOLDERS'
                                                  NUMBER     AGGREGATE     PAID-IN        DEVELOPMENT      DEFERRED        EQUITY
                                                 OF SHARES    AMOUNT       CAPITAL           STAGE       COMPENSATION    (DEFICIT)
                                                 ---------- ----------    ----------      -----------    ------------    ----------
Net loss                                             --     $    --             --        (7,363,810)          --        (7,363,810)
Issuance of common stock at $6.50 per
  share on May 26, 1994 (net of costs
  of issuance of $2,061,149)                         --          --       14,163,851            --             --        14,188,851
Cancellation of stock options                        --          --          (85,400)           --           85,400            --
Amortization of deferred compensation                --          --             --              --              267             267
                                                ---------   ---------   ------------    ------------     ----------    ------------

Balance at May 31, 1994                              --          --       56,779,765     (38,393,281)       (60,047)     18,420,997
Net loss                                             --          --             --        (7,439,013)          --        (7,439,013)
Issuance of common stock at $6.50 per
  share on June 20, 1994 (net of
  issuance costs of $172,500)                        --          --        2,261,250            --             --         2,265,000
Exercise of stock options at $7.14 per share         --          --           71,300            --             --            71,400
Exercise of stock options at $2.00 per share         --          --          373,264            --             --           375,139
Cancellation of stock options                        --          --         (106,750)           --          106,750            --
Amortization of deferred compensation                --          --             --              --          (67,892)        (67,892)
                                                ---------   ---------   ------------    ------------     ----------    ------------

Balance at May 31, 1995                              --          --       59,378,829     (45,832,294)       (21,189)     13,625,631
Net loss                                             --          --             --        (4,778,875)          --        (4,778,875)
Issuance of common stock at $17.75 per
  share on August 9, 1995 (net of
  issuance costs of $3,565,125)                      --          --       48,324,374            --             --        48,353,624
Issuance of common stock at $17.75 per
  share on September 11, 1995 (net of
  issuance costs of $423,238)                        --          --        7,360,187            --             --         7,364,575
Exercise of stock options at $2.00 per share         --          --          362,937            --             --           364,761
Exercise of stock options at $6.38 per share         --          --            9,555            --             --             9,570
Exercise of stock options at $7.14 per share         --          --           71,300            --             --            71,400
Cancellation of stock options                        --          --          (80,062)           --           80,062            --
Amortization of deferred compensation                --          --             --              --          (62,726)        (62,726)
                                                ---------   ---------   ------------    ------------     ----------    ------------

Balance at May 31, 1996                              --          --      115,427,120     (50,611,169)        (3,853)     64,947,960
Net loss                                             --          --             --        (4,245,693)          --        (4,245,693)
Exercise of stock options at $0.20 per share         --          --           50,025            --             --            52,658
Exercise of stock options at $2.00 per share         --          --          463,540            --             --           465,869
Exercise of stock options at $7.14 per share         --          --           71,300            --             --            71,400
Amortization of deferred compensation                --          --             --              --            2,569           2,569
                                                ---------   ---------   ------------    ------------     ----------    ------------

Balance at May 31, 1997                              --          --      116,011,985     (54,856,862)        (1,284)     61,294,763
Net loss                                             --          --             --        (5,883,378)          --        (5,883,378)
Exercise of stock options at $7.14 per share         --          --           35,650            --             --            35,700
Amortization of deferred compensation                --          --             --              --            1,284           1,284
                                                ---------   ---------   ------------    ------------     ----------    ------------

Balance at May 31, 1998                              --          --      116,047,635     (60,740,240)          --        55,448,369
Net loss                                             --          --             --        (7,416,333)          --        (7,416,333)
Non-cash compensation                                --          --           14,354            --             --            14,354
Exercise of stock options at $7.14 per share         --          --          124,775            --             --           124,950
Exercise of stock warrants at $8.00 per share        --          --          998,750            --             --         1,000,000
                                                ---------   ---------   ------------    ------------     ----------    ------------

Balance at May 31, 1999                              --          --      117,185,514     (68,156,573)          --        49,171,340
Net loss                                             --          --             --        (9,167,070)          --        (9,167,070)
Non-cash compensation                                --          --           57,112            --             --            57,112
Exercise of stock options at $13.38 per share        --          --           33,425            --             --            33,450
                                                ---------   ---------   ------------    ------------     ----------    ------------

Balance at May 31, 2000                              --          --      117,276,051     (77,323,643)          --        40,094,832
Net loss (unaudited)                                 --          --             --        (2,517,920)          --        (2,517,920)
                                                ---------   ---------   ------------    ------------     ----------    ------------

Balance at August 31, 2000 (unaudited)               --     $    --      117,276,051     (79,841,563)          --        37,576,912
                                                =========   =========   ============    ============     ==========    ============




                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

            Three months ended August 31, 2000 and 1999 and for the period from June 19, 1985 (inception) through August 31, 2000

                                                                                           CUMULATIVE
                                                               THREE MONTHS ENDED             FROM
                                                                    AUGUST 31,            JUNE 19, 1985
                                                           ---------------------------       THROUGH
                                                              2000           1999        AUGUST 31, 2000
                                                           ------------  -------------  -----------------
                                                            (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
    Net loss                                               $(2,517,920)    (2,039,141)     (79,841,563)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                          125,253         87,138       14,773,882
        Non-cash compensation                                       --         21,531        3,552,723
        Loss on sale of equipment                                   --             --           66,359
        Changes in assets and liabilities:
          Prepaid expenses                                      73,085         69,465         (545,396)
          Other current assets                                (157,802)       (74,692)      (2,559,625)
          Other assets                                         (49,200)            --          (42,247)
          Accounts payable                                     (93,690)      (213,335)         967,677
          Accrued expenses                                      35,712         24,841          209,721
          Accrued compensation and benefits                      1,470         14,400          252,040
          Other liabilities                                      6,504          6,662          154,221
                                                           ------------  -------------  ---------------

            Net cash used in operating activities           (2,576,588)    (2,103,131)     (63,012,208)
                                                           ------------  -------------  ---------------

Cash flows from investing activities:
    Purchase of property, plant, equipment,
      and capitalized engineering costs                       (183,946)      (269,601)     (17,224,748)
    Proceeds from matured marketable securities              5,049,200      3,549,200      360,439,181
    Proceeds from sale of marketable securities                     --             --        7,141,656
    Purchase of marketable securities                       (5,684,996)    (5,000,292)    (391,345,958)
    Proceeds from sale of equipment                                 --             --        1,863,023
                                                           ------------  -------------  -----------------

            Net cash used in investing activities             (819,742)    (1,720,693)     (39,126,846)
                                                           ------------  -------------  -----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                          --             --      103,521,928
    Payment of common stock issuance costs                          --             --       (5,072,012)
    Proceeds from issuance of preferred stock                       --             --        6,644,953
    Proceeds from sale of stock options to
      purchase common shares                                        --             --        7,443,118
    Proceeds from issuance of notes payable                         --             --        1,500,000
    Repayment of notes payable                                      --             --         (140,968)
                                                           ------------  -------------  ---------------

            Net cash provided by financing activities               --             --      113,897,019
                                                           ------------  -------------  ---------------

            Net increase (decrease) in cash                 (3,396,330)    (3,823,824)      11,757,965

Cash at beginning of period                                 15,154,295     25,855,668               --
                                                           ------------  -------------  ---------------

Cash at end of period                                      $11,757,965     22,031,844       11,757,965
                                                           ============  =============  ===============

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                 August 31, 2000




(1)   BASIS OF PRESENTATION

       The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the year ending May 31, 2001. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(TM). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through August 31, 2000, we have incurred operating losses totaling $79,841,000.

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

         We anticipate that research and development expenses will increase during the foreseeable future. These expected increases are attributable to anticipated future clinical trials, monitoring and reporting the results of these trials and continuing process development associated with improving our manufacturing capacity to permit commercial-scale production of PolyHeme. We expect that general and administrative expenses will increase over the foreseeable future due to the contested proxy for the election of directors and increased expenses relating to the expansion of our organization in support of anticipated commercial operations.

                              RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended August 31, 2000 or 1999. From Northfield's inception through August 31, 2000, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our first fiscal quarter ended August 31, 2000 totaled $3,107,000, an increase of $498,000 from the $2,609,000 reported in the first quarter of fiscal 2000. Measured on a percentage basis, total expenses in the first quarter of fiscal 2001 increased by 19.1%. This increase was primarily due to increased costs associated with legal and professional services, our clinical trials and expansion of our manufacturing organization.

         Research and development expenses for our first quarter of fiscal 2001 totaled $2,238,000, an increase of $114,000, or 5.4%, from the $2,124,000, reported in the first quarter of fiscal 2000. The majority of the increase in research and development expenses resulted from increased salaries for the manufacturing staff which were granted in order for the Corporation to remain competitive along with the expansion of our manufacturing organization.

         We anticipate that research and development expenses will increase significantly in the foreseeable future. Additional costs are being planned for multi-center clinical trials, third party clinical monitoring, biostatistical analysis, report preparation and continued expansion of our manufacturing organization.

         General and administrative expenses in the first quarter of fiscal 2001 totaled $870,000 compared to expenses of $485,000 in the first quarter of 2000, representing an increase of $385,000, or 79%. The increase is the result of higher costs for legal and professional services utilized in the contested proxy for the election of directors. We continue to prioritize research and development over general and administrative expenses. We expect the level of general and administrative expenses to be less than the $870,000 incurred in the first fiscal quarter for next several quarters due to the non-recurring nature of the 1st quarter additional proxy costs.

INTEREST INCOME

         Interest income in the first quarter of fiscal 2001 totaled $590,000, or a $20,000 increase from the $579,000 in interest income reported in the first quarter of fiscal 2000. Higher interest rates in fiscal 2001 more than offset lower available investment balances, which accounted for the increase.

NET LOSS

         The net loss for the first quarter ended August 31, 2000 was $2,518,000, or $.18 per basic share, compared to a net loss of $2,039,000, or $.14 per basic share, for the first quarter ended August 31, 1999. The increase in the loss per basic share is primarily the result of the higher use of legal and professional services and the higher costs of our manufacturing organization.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through August 31, 2000, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $80,232,000. For the three-month periods ended August 31, 2000 and 1999, these cash expenditures totaled $2,761,000, and $2,373,000, respectively. The increased cash outlay for the first quarter of fiscal 2001 compared to the comparable prior year period reflects an increased level of General Administrative expense.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of August 31, 2000, we had cash and marketable securities totaling $35,523,000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing pilot manufacturing plant and office facilities for approximately the next 24-36 months. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units. Initial engineering on the leased space adjacent to the existing manufacturing facility is completed. This engineering indicates an additional capacity of 50-60,000 units could be developed in approximately 16-18 months at a cost of $18-20 million. Northfield has not yet committed to the buildout. The Corporation views the smaller facility as financially prudent yet large enough for commercial viability.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 10-Q

               EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

               EXHIBIT 27 - Financial Data Schedule

        (b) None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 11, 2000.

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