Form 10-Q
period 2000-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 2001-01-12
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED NOVEMBER 30, 2000
                                       OR
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

    AS OF NOVEMBER 30, 2000, REGISTRANT HAD 14,242,375 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

Part I. Financial Information




                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                              Financial Statements

                                November 30, 2000

                  (See accompanying Review Report of KPMG LLP)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 2000, and the related statements of operations for the three-month period ended November 30, 2000 and 1999, and statements of operations and cash flows for the six-month periods ended November 30, 2000 and 1999 and for the period from June 19, 1985 (inception) through November 30, 2000. We have also reviewed the statements of shareholders' equity (deficit) for the six-month period ended November 30, 2000 and for the period from June 19, 1985 (inception) through November 30, 2000. These financial statements are the responsibility of the Company's management.

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

December 13, 2000

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                 November 30, 2000 (unaudited) and May 31, 2000


                                                                      NOVEMBER 30,       MAY 31,
                          Assets                                         2000              2000
                                                                     -------------    ---------------
Current assets:
    Cash                                                             $   9,558,775       15,154,295
    Short-term marketable securities                                    23,771,046       23,129,324
    Prepaid expenses                                                       273,276          409,270
    Other current assets                                                   532,291          505,572
                                                                     -------------    -------------

               Total current assets                                     34,135,388       39,198,461

Property, plant, and equipment, net                                      2,808,929        2,455,701
Other assets                                                               123,028           74,333
                                                                     -------------    -------------

                                                                     $  37,067,345       41,728,495
                                                                     =============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $   1,214,458        1,061,367
    Accrued expenses                                                        91,408          174,009
    Accrued compensation and benefits                                      267,172          250,570
                                                                     -------------    -------------

               Total current liabilities                                 1,573,038        1,485,946

Other liabilities                                                          160,726          147,717
                                                                     -------------    -------------

               Total liabilities                                         1,733,764        1,633,663
                                                                     -------------    -------------

Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
       none issued and outstanding                                            --               --
    Common stock, $.01 par value.  Authorized 30,000,000 shares;
       issued and outstanding 14,242,375 shares
       at November 30, 2000 and May 31, 2000, respectively                 142,424          142,424
    Additional paid-in capital                                         117,276,051      117,276,051
    Deficit accumulated during the development stage                   (82,084,894)     (77,323,643)
                                                                     -------------    -------------

               Total shareholders' equity                               35,333,581       40,094,832
                                                                     -------------    -------------

                                                                     $  37,067,345       41,728,495
                                                                     =============    =============


See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

        Three and six months ended November 30, 2000 and 1999 and for the period from June 19, 1985 (inception) through November 30, 2000


                                                                                                       CUMULATIVE
                                                    THREE MONTHS ENDED        SIX MONTHS ENDED             FROM
                                                       NOVEMBER 30,             NOVEMBER 30,          JUNE 19, 1985
                                                  ------------------------ ------------------------      THROUGH
                                                     2000         1999        2000         1999      NOVEMBER 30, 2000
                                                  -----------  ----------- -----------  -----------  -----------------
                                                  (UNAUDITED)  (UNAUDITED) (UNAUDITED)  (UNAUDITED)     (UNAUDITED)

Revenues - license income                       $         --           --          --           --         3,000,000
Costs and expenses:
    Research and development                       2,237,122    2,362,427   4,474,704    4,486,630        73,615,117
    General and administrative                       557,627      523,505   1,427,503    1,008,305        32,898,716
                                                  -----------  ----------- -----------  -----------  -----------------

                                                   2,794,749    2,885,932   5,902,207    5,494,935       106,513,833
                                                  -----------  ----------- -----------  -----------  -----------------

Other income and expense:
    Interest income                                  551,418      579,291   1,140,956    1,149,153        21,512,173
    Interest expense                                      --           --          --           --           (83,234)
                                                  -----------  ----------- -----------  -----------  -----------------

                                                     551,418      579,291   1,140,956    1,149,153        21,428,939
                                                  -----------  ----------- -----------  -----------  -----------------

          Net loss                              $ (2,243,331)  (2,306,641) (4,761,251)  (4,345,782)      (82,084,894)
                                                  ===========  =========== ===========  ===========  =================

Net loss per basic share                        $      (0.16)       (0.16)      (0.33)       (0.31)            (8.98)
                                                  ===========  =========== ===========  ===========  =================

Shares used in calculation of per share data      14,242,375   14,239,875  14,242,375   14,239,875         9,142,816
                                                  ===========  =========== ===========  ===========  =================



See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

        Three and six months ended November 30, 2000 and 1999 and for the period from June 19, 1985 (inception) through November 30, 2000


                                                                                      Preferred stock           Common stock
                                                                                   ----------------------   --------------------
                                                                                     Number   Aggregate       Number    Aggregate
                                                                                   of shares    amount       of shares   amount
                                                                                   ---------  -----------   ----------  ---------
Issuance of common stock on August 27, 1985                                              --   $       --    3,500,000   $ 35,000
Issuance of Series A convertible preferred stock at $4.00 per share on
   August 27, 1985 (net of costs of issuance of $79,150)                                 --           --           --         --
Net loss                                                                                 --           --           --         --
                                                                                   ---------  -----------   ----------  ---------

Balance at May 31, 1986                                                                  --           --    3,500,000     35,000
Net loss                                                                                 --           --           --         --
Deferred compensation relating to grant of stock options                                 --           --           --         --
Amortization of deferred compensation                                                    --           --           --         --
                                                                                   ---------  -----------   ----------  ---------

Balance at May 31, 1987                                                                  --           --    3,500,000     35,000
Issuance of Series B convertible preferred stock at $35.68 per share on
   August 14, 1987 (net of costs of issuance of $75,450)                                 --           --           --         --
Net loss                                                                                 --           --           --         --
Amortization of deferred compensation                                                    --           --           --         --
                                                                                   ---------  -----------   ----------  ---------

Balance at May 31, 1988                                                                  --           --    3,500,000     35,000
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of
   issuance of $246,000)                                                                 --           --      413,020      4,130
Conversion of Series A convertible preferred stock to common stock on June 7, 1988       --           --    1,250,000     12,500
Conversion of Series B convertible preferred stock to common stock on June 7, 1988       --           --    1,003,165     10,032
Exercise of stock options at $2.00 per share                                             --           --       47,115        471
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of
   issuance of $21,395)                                                                  --           --      175,525      1,755
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of
   issuance of $10,697)                                                                  --           --       87,760        878
Sale of options at $28.29 per share to purchase common stock at $.20 per share on
   March 30, 1989 (net of costs of issuance of $4,162)                                   --           --           --         --
Net loss                                                                                 --           --           --         --
Deferred compensation relating to grant of stock options                                 --           --           --         --
Amortization of deferred compensation                                                    --           --           --         --
                                                                                   ---------  -----------   ----------  ---------

Balance at May 31, 1989                                                                  --           --    6,476,585     64,766
Net loss                                                                                 --           --           --         --
Deferred compensation relating to grant of stock options                                 --           --           --         --
Amortization of deferred compensation                                                    --           --           --         --
                                                                                   ---------  -----------   ----------  ---------

Balance at May 31, 1990                                                                  --           --    6,476,585     64,766
Net loss                                                                                 --           --           --         --
Amortization of deferred compensation                                                    --           --           --         --
                                                                                   ---------  -----------   ----------  ---------

Balance at May 31, 1991                                                                  --           --    6,476,585     64,766
Exercise of stock warrants at $5.60 per share                                            --           --       90,000        900
Net loss                                                                                 --           --           --         --
Amortization of deferred compensation                                                    --           --           --         --
                                                                                   ---------  -----------   ----------  ---------

Balance at May 31, 1992                                                                  --           --    6,566,585     65,666
Exercise of stock warrants at $7.14 per share                                            --           --       15,000        150
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of
   issuance of $20,724)                                                                  --           --      374,370      3,744
Net loss                                                                                 --           --           --         --
Amortization of deferred compensation                                                    --           --           --         --
                                                                                   ---------  -----------   ----------  ---------

Balance at May 31, 1993                                                                  --           --    6,955,955     69,560
                                                                                   ---------  -----------   ----------  ---------

See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

            Statements of Shareholders' Equity (Deficit) (continued)

                 Six months ended November 30, 2000 and for the period from June 19, 1985 (inception) through November 30, 2000

                                                                                     Series A convertible  Series B convertible
                                                                                       preferred stock       preferred stock
                                                                                     --------------------  ---------------------
                                                                                       Number   Aggregate    Number    Aggregate
                                                                                     of shares   amount     of shares   amount
                                                                                     --------------------  ---------------------

Issuance of common stock on August 27, 1985                                                --   $     --          --   $     --
Issuance of Series A convertible preferred stock at $4.00 per share on
   August 27, 1985 (net of costs of issuance of $79,150)                               250,000    250,000         --         --
Net loss                                                                                   --         --          --         --
                                                                                     ---------  ---------  ----------  ---------

Balance at May 31, 1986                                                                250,000    250,000         --         --
Net loss                                                                                   --         --          --         --
Deferred compensation relating to grant of stock options                                   --         --          --         --
Amortization of deferred compensation                                                      --         --          --         --
                                                                                     ---------  ---------  ----------  ---------

Balance at May 31, 1987                                                                250,000    250,000         --         --
Issuance of Series B convertible preferred stock at $35.68 per share on
   August 14, 1987 (net of costs of issuance of $75,450)                                   --         --      200,633    200,633
Net loss                                                                                   --         --          --         --
Amortization of deferred compensation                                                      --         --          --         --
                                                                                     ---------  ---------  ----------  ---------

Balance at May 31, 1988                                                                250,000    250,000     200,633    200,633
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of
   issuance of $246,000)                                                                   --         --          --         --
Conversion of Series A convertible preferred stock to common stock on June 7, 1988    (250,000)  (250,000)        --         --
Conversion of Series B convertible preferred stock to common stock on June 7, 1988         --         --     (200,633)  (200,633)
Exercise of stock options at $2.00 per share                                               --         --          --         --
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of
   issuance of $21,395)                                                                    --         --          --         --
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of
   issuance of $10,697)                                                                    --         --          --         --
Sale of options at $28.29 per share to purchase common stock at $.20 per share on
   March 30, 1989 (net of costs of issuance of $4,162)                                     --         --          --         --
Net loss                                                                                   --         --          --         --
Deferred compensation relating to grant of stock options                                   --         --          --         --
Amortization of deferred compensation                                                      --         --          --         --
                                                                                     ---------  ---------  ----------  ---------

Balance at May 31, 1989                                                                    --         --          --         --
Net loss                                                                                   --         --          --         --
Deferred compensation relating to grant of stock options                                   --         --          --         --
Amortization of deferred compensation                                                      --         --          --         --
                                                                                     ---------  ---------  ----------  ---------

Balance at May 31, 1990                                                                    --         --          --         --
Net loss                                                                                   --         --          --         --
Amortization of deferred compensation                                                      --         --          --         --
                                                                                     ---------  ---------  ----------  ---------

Balance at May 31, 1991                                                                    --         --          --         --
Exercise of stock warrants at $5.60 per share                                              --         --          --         --
Net loss                                                                                   --         --          --         --
Amortization of deferred compensation                                                      --         --          --         --
                                                                                     ---------  ---------  ----------  ---------

Balance at May 31, 1992                                                                    --         --          --         --
Exercise of stock warrants at $7.14 per share                                              --         --          --         --
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of
   issuance of $20,724)                                                                    --         --          --         --
Net loss                                                                                   --         --          --         --
Amortization of deferred compensation                                                      --         --          --         --
                                                                                     ---------  ---------  ----------  ---------

Balance at May 31, 1993                                                                    --         --          --         --
                                                                                     ---------  ---------  ----------  ---------


                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

            Statements of Shareholders' Equity (Deficit) (continued)

                 Six months ended November 30, 2000 and for the period from June 19, 1985 (inception) through November 30, 2000


                                                                                                Deficit                Total
                                                                                              accumulated              share-
                                                                                  Additional  during the   Deferred   holders'
                                                                                    paid-in   development   compen-    equity
                                                                                    capital       stage     sation    (deficit)
                                                                                  ----------- ----------- ---------- -----------
Issuance of common stock on August 27, 1985                                          (28,000)         --          --        7,000
Issuance of Series A convertible preferred stock at $4.00 per share on
   August 27, 1985 (net of costs of issuance of $79,150)                             670,850          --          --      920,850
Net loss                                                                                 --      (607,688)        --     (607,688)
                                                                                  ----------  -----------  ----------  ----------

Balance at May 31, 1986                                                              642,850     (607,688)        --      320,162
Net loss                                                                                 --    (2,429,953)        --   (2,429,953)
Deferred compensation relating to grant of stock options                           2,340,000          --   (2,340,000)         --
Amortization of deferred compensation                                                    --           --      720,000     720,000
                                                                                  ----------  -----------  ----------  ----------

Balance at May 31, 1987                                                            2,982,850   (3,037,641) (1,620,000) (1,389,791)
Issuance of Series B convertible preferred stock at $35.68 per share on
   August 14, 1987 (net of costs of issuance of $75,450)                           6,882,502          --          --    7,083,135
Net loss                                                                                 --    (3,057,254)        --   (3,057,254)
Amortization of deferred compensation                                                    --           --      566,136     566,136
                                                                                  ----------  -----------  ----------  ----------

Balance at May 31, 1988                                                            9,865,352   (6,094,895) (1,053,864)  3,202,226
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of
   issuance of $246,000)                                                           9,749,870          --          --    9,754,000
Conversion of Series A convertible preferred stock to common stock on June 7, 1988   237,500          --          --           --
Conversion of Series B convertible preferred stock to common stock on June 7, 1988   190,601          --          --           --
Exercise of stock options at $2.00 per share                                          93,759          --          --       94,230
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of
   issuance of $21,395)                                                            4,976,855          --          --    4,978,610
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of
   issuance of $10,697)                                                            2,488,356          --          --    2,489,234
Sale of options at $28.29 per share to purchase common stock at $.20 per share on
   March 30, 1989 (net of costs of issuance of $4,162)                             7,443,118          --          --    7,443,118
Net loss                                                                                 --      (791,206)        --     (791,206)
Deferred compensation relating to grant of stock options                             683,040          --     (683,040)         --
Amortization of deferred compensation                                                    --           --      800,729     800,729
                                                                                  ----------  -----------  ----------  ----------

Balance at May 31, 1989                                                           35,728,451   (6,886,101)   (936,175) 27,970,941
Net loss                                                                                 --    (3,490,394)        --   (3,490,394)
Deferred compensation relating to grant of stock options                             699,163          --     (699,163)         --
Amortization of deferred compensation                                                    --           --      546,278     546,278
                                                                                  ----------  -----------  ----------  ----------

Balance at May 31, 1990                                                           36,427,614  (10,376,495) (1,089,060) 25,026,825
Net loss                                                                                 --    (5,579,872)         --  (5,579,872)
Amortization of deferred compensation                                                    --           --      435,296     435,296
                                                                                  ----------  -----------  ----------  ----------

Balance at May 31, 1991                                                           36,427,614  (15,956,367)   (653,764) 19,882,249
Exercise of stock warrants at $5.60 per share                                        503,100          --          --      504,000
Net loss                                                                                 --    (7,006,495)        --   (7,006,495)
Amortization of deferred compensation                                                    --           --      254,025     254,025
                                                                                  ----------  -----------  ----------  ----------

Balance at May 31, 1992                                                           36,930,714  (22,962,862)   (399,739) 13,633,779
Exercise of stock warrants at $7.14 per share                                        106,890          --          --      107,040
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of
   issuance of $20,724)                                                            5,663,710          --          --    5,667,454
Net loss                                                                                 --    (8,066,609)        --   (8,066,609)
Amortization of deferred compensation                                                    --           --      254,025     254,025
                                                                                  ----------  -----------  ----------  ----------

Balance at May 31, 1993                                                           42,701,314  (31,029,471)   (145,714) 11,595,689
                                                                                  ----------  -----------  ----------  ----------


                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

            Statements of Shareholders' Equity (Deficit) (continued)

                 Six months ended November 30, 2000 and for the period from June 19, 1985 (inception) through November 30, 2000


                                                                                                           SERIES A CONVERTIBLE
                                                                PREFERRED STOCK          COMMON STOCK         PREFERRED STOCK
                                                             ---------------------  ---------------------- --------------------
                                                               NUMBER   AGGREGATE      NUMBER   AGGREGATE     NUMBER  AGGREGATE
                                                             OF SHARES    AMOUNT     OF SHARES    AMOUNT    OF SHARES   AMOUNT
                                                             ---------  ----------  ----------- ----------  ---------  --------
Net loss                                                           --   $       --           --  $      --         --  $     --
Issuance of common stock at $6.50 per share on
  May 26, 1994 (net of costs of issuance of $2,061,149)            --           --    2,500,000     25,000         --        --
Cancellation of stock options                                      --           --           --         --         --        --
Amortization of deferred compensation                              --           --           --         --         --        --
                                                             ---------  ----------  -----------  ---------  ---------  --------

Balance at May 31, 1994                                            --           --    9,455,955     94,560         --        --
Net loss                                                           --           --           --         --         --        --
Issuance of common stock at $6.50 per share on
  June 20, 1994 (net of issuance costs of $172,500)                --           --      375,000      3,750         --        --
Exercise of stock options at $7.14 per share                       --           --       10,000        100         --        --
Exercise of stock options at $2.00 per share                       --           --      187,570      1,875         --        --
Cancellation of stock options                                      --           --           --         --         --        --
Amortization of deferred compensation                              --           --           --         --         --        --
                                                             ---------  ----------  -----------  ---------  ---------  --------

Balance at May 31, 1995                                            --           --   10,028,525    100,285         --        --
Net loss                                                           --           --           --         --         --        --
Issuance of common stock at $17.75 per share on
  August 9, 1995 (net of issuance costs of $3,565,125)             --           --    2,925,000     29,250         --        --
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of $423,23)            --           --      438,750      4,388         --        --
Exercise of stock options at $2.00 per share                       --           --      182,380      1,824         --        --
Exercise of stock options at $6.38 per share                       --           --        1,500         15         --        --
Exercise of stock options at $7.14 per share                       --           --       10,000        100         --        --
Cancellation of stock options                                      --           --           --         --         --        --
Amortization of deferred compensation                              --           --           --         --         --        --
                                                             ---------  ----------  -----------  ---------  ---------  --------

Balance at May 31, 1996                                            --           --   13,586,155    135,862         --        --
Net loss                                                           --           --           --         --         --        --
Exercise of stock options at $0.20 per share                       --           --      263,285      2,633         --        --
Exercise of stock options at $2.00 per share                       --           --      232,935      2,329         --        --
Exercise of stock options at $7.14 per share                       --           --       10,000        100         --        --
Amortization of deferred compensation                              --           --           --         --         --        --
                                                             ---------  ----------  -----------  ---------  ---------  --------

Balance at May 31, 1997                                            --           --   14,092,375    140,924         --        --
Net loss                                                           --           --           --         --         --        --
Exercise of stock options at $7.14 per share                       --           --        5,000         50         --        --
Amortization of deferred compensation                              --           --           --         --         --        --
                                                             ---------  ----------  -----------  ---------  ---------  --------

Balance at May 31, 1998                                            --           --   14,097,375    140,974         --        --
Net loss                                                           --           --           --         --         --        --
Non-cash compensation                                              --           --           --         --         --        --
Exercise of stock options at $7.14 per share                       --           --       17,500        175         --        --
Exercise of stock warrants at $8.00 per share                      --           --      125,000      1,250         --        --
                                                             ---------  ----------  -----------  ---------  ---------  --------

Balance at May 31, 1999                                            --           --   14,239,875    142,399         --        --
Net loss                                                           --           --           --         --         --        --
Non-cash compensation                                              --           --           --         --         --        --
Exercise of stock options at $13.38 per share                      --           --        2,500         25         --        --
                                                             ---------  ----------  -----------  ---------  ---------  --------

Balance at May 31, 2000                                            --           --   14,242,375    142,424         --        --
Net loss (unaudited)                                               --           --           --         --         --        --
                                                             ---------  ----------  -----------  ---------  ---------  --------

Balance at November 30, 2000 (unaudited)                           --   $       --   14,242,375  $ 142,424         --  $     --
                                                             =========  ==========  ===========  =========  =========  ========


See accompanying independent accountants' review report.


                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

            Statements of Shareholders' Equity (Deficit) (continued)

                 Six months ended November 30, 2000 and for the period from June 19, 1985 (inception) through November 30, 2000



                                                          SERIES B CONVERTIBLE                  DEFICIT                 TOTAL
                                                             PREFERRED STOCK                  ACCUMULATED              SHARE-
                                                          --------------------   ADDITIONAL   DURING THE   DEFERRED    HOLDERS'
                                                           NUMBER      AGGREGATE   PAID-IN    DEVELOPMENT  COMPEN-     EQUITY
                                                          OF SHARES      AMOUNT    CAPITAL       STAGE     SATION     (DEFICIT)
                                                          -----------  --------- -----------  ----------- ---------- -----------
Net loss                                                           --  $      --          --   (7,363,810)        --  (7,363,810)
Issuance of common stock at $6.50 per share on
  May 26, 1994 (net of costs of issuance of $2,061,149)            --         --  14,163,851           --         --  14,188,851
Cancellation of stock options                                      --         --     (85,400)          --     85,400          --
Amortization of deferred compensation                              --         --          --           --        267         267
                                                           ----------  --------- -----------  ----------- ---------- -----------

Balance at May 31, 1994                                            --         --  56,779,765  (38,393,281)   (60,047) 18,420,997
Net loss                                                           --         --          --   (7,439,013)        --  (7,439,013)
Issuance of common stock at $6.50 per share on
  June 20, 1994 (net of issuance costs of $172,500)                --         --   2,261,250           --         --   2,265,000
Exercise of stock options at $7.14 per share                       --         --      71,300           --         --      71,400
Exercise of stock options at $2.00 per share                       --         --     373,264           --         --     375,139
Cancellation of stock options                                      --         --    (106,750)          --    106,750          --
Amortization of deferred compensation                              --         --          --           --    (67,892)    (67,892)
                                                           ----------  --------- -----------  ----------- ---------- -----------

Balance at May 31, 1995                                            --         --  59,378,829  (45,832,294)   (21,189) 13,625,631
Net loss                                                           --         --          --   (4,778,875)        --  (4,778,875)
Issuance of common stock at $17.75 per share on
  August 9, 1995 (net of issuance costs of $3,565,125)             --         --  48,324,374           --         --  48,353,624
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of $423,23)            --         --   7,360,187           --         --   7,364,575
Exercise of stock options at $2.00 per share                       --         --     362,937           --         --     364,761
Exercise of stock options at $6.38 per share                       --         --       9,555           --         --       9,570
Exercise of stock options at $7.14 per share                       --         --      71,300           --         --      71,400
Cancellation of stock options                                      --         --     (80,062)          --     80,062          --
Amortization of deferred compensation                              --         --          --           --    (62,726)    (62,726)
                                                           ----------  --------- -----------  ----------- ---------- -----------

Balance at May 31, 1996                                            --         -- 115,427,120  (50,611,169)    (3,853) 64,947,960
Net loss                                                           --         --          --   (4,245,693)        --  (4,245,693)
Exercise of stock options at $0.20 per share                       --         --      50,025           --         --      52,658
Exercise of stock options at $2.00 per share                       --         --     463,540           --         --     465,869
Exercise of stock options at $7.14 per share                       --         --      71,300           --         --      71,400
Amortization of deferred compensation                              --         --          --           --      2,569       2,569
                                                           ----------  --------- -----------  ----------- ---------- -----------

Balance at May 31, 1997                                            --         -- 116,011,985  (54,856,862)    (1,284) 61,294,763
Net loss                                                           --         --          --   (5,883,378)        --  (5,883,378)
Exercise of stock options at $7.14 per share                       --         --      35,650           --         --      35,700
Amortization of deferred compensation                              --         --          --           --      1,284       1,284
                                                           ----------  --------- -----------  ----------- ---------- -----------

Balance at May 31, 1998                                            --         -- 116,047,635  (60,740,240)        --  55,448,369
Net loss                                                           --         --          --   (7,416,333)        --  (7,416,333)
Non-cash compensation                                              --         --      14,354           --         --      14,354
Exercise of stock options at $7.14 per share                       --         --     124,775           --         --     124,950
Exercise of stock warrants at $8.00 per share                      --         --     998,750           --         --   1,000,000
                                                           ----------  --------- -----------  ----------- ---------- -----------

Balance at May 31, 1999                                            --         -- 117,185,514  (68,156,573)        --  49,171,340
Net loss                                                           --         --          --   (9,167,070)        --  (9,167,070)
Non-cash compensation                                              --         --      57,112           --         --      57,112
Exercise of stock options at $13.38 per share                      --         --      33,425           --         --      33,450
                                                           ----------  --------- -----------  ----------- ---------- -----------

Balance at May 31, 2000                                            --         -- 117,276,051  (77,323,643)        --  40,094,832
Net loss (unaudited)                                               --         --          --   (4,761,251)        --  (4,761,251)
                                                           ----------  --------- -----------  ----------- ---------- -----------

Balance at November 30, 2000 (unaudited)                           -- $       -- 117,276,051  (82,084,894)        --  35,333,581
                                                           ==========  ========= ===========  =========== ========== ===========


                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

         Six months ended November 30, 2000 and 1999 and for the period from June 19, 1985 (inception) through November 30, 2000

                                                                                            CUMULATIVE
                                                                SIX MONTHS ENDED               FROM
                                                                  NOVEMBER 30,             JUNE 19, 1985
                                                           ---------------------------        THROUGH
                                                              2000           1999        NOVEMBER 30, 2000
                                                           ------------  -------------  --------------------
                                                            (UNAUDITED)   (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
    Net loss                                               $(4,761,251)    (4,345,782)         (82,084,894)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                          247,005        195,277           14,895,634
        Non-cash compensation                                       --         74,328            3,552,723
        Loss on sale of equipment                                   --             --               66,359
        Changes in assets and liabilities:
          Prepaid expenses                                     135,994        115,978             (482,487)
          Other current assets                                 (26,719)      (185,584)          (2,428,542)
          Other assets                                         (49,200)            --              (42,247)
          Accounts payable                                     153,091        283,935            1,214,458
          Accrued expenses                                     (82,601)       (36,298)              91,408
          Accrued compensation and benefits                     16,602         34,404              267,172
          Other liabilities                                     13,009         10,006              160,726
                                                           ------------  -------------  -------------------

            Net cash used in operating activities           (4,354,070)    (3,853,736)         (64,789,690)
                                                           ------------  -------------  -------------------

Cash flows from investing activities:
    Purchase of property, plant, equipment,
      and capitalized engineering costs                       (599,728)    (1,532,874)         (17,640,530)
    Proceeds from matured marketable securities              5,774,561      3,549,200          361,164,542
    Proceeds from sale of marketable securities                     --             --            7,141,656
    Purchase of marketable securities                       (6,416,283)    (4,954,654)        (392,077,245)
    Proceeds from sale of equipment                                 --      1,786,436            1,863,023
                                                           ------------  -------------  --------------------

            Net cash used in investing activities           (1,241,450)    (1,151,892)         (39,548,554)
                                                           ------------  -------------  --------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                          --             --          103,521,928
    Payment of common stock issuance costs                          --             --           (5,072,012)
    Proceeds from issuance of preferred stock                       --             --            6,644,953
    Proceeds from sale of stock options to
      purchase common shares                                        --             --            7,443,118
    Proceeds from issuance of notes payable                         --             --            1,500,000
    Repayment of notes payable                                      --             --             (140,968)
                                                           ------------  -------------  -------------------

            Net cash provided by financing activities               --             --          113,897,019
                                                           ------------  -------------  -------------------

            Net increase (decrease) in cash                 (5,595,520)    (5,005,628)           9,558,775

Cash at beginning of period                                 15,154,295     25,855,668                   --
                                                           ------------  -------------  -------------------

Cash at end of period                                      $ 9,558,775     20,850,040            9,558,775
                                                           ============  =============  ====================



See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                November 30, 2000



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(TM). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through November 30, 2000, we have incurred operating losses totaling $82,085,000.

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

RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended November 30, 2000 or 1999. From Northfield's inception through November 30, 2000, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our second fiscal quarter ended November 30, 2000 totaled $2,795,000, a decrease of $91,000 from the $2,886,000 reported in the second quarter of the prior fiscal year. Measured on a percentage basis, total expenses in the second quarter of fiscal 2001 decreased by 3.2%. This decrease was due to the lower costs of conducting our clinical trials.

         Research and development expenses for the second quarter of fiscal 2001 totaled $2,237,000, a decrease of $125,000, or 5.3%, from the $2,362,000, reported in the second quarter of fiscal 2000. The majority of the decrease in research and development expenses resulted from reduced costs associated with our clinical trials, offsetting cost increases in labor and purchased services. The clinical trials continue to shift from field work in the hospitals to data accumulation and analysis resulting in lower period costs. Phase II and Phase III trials remain active in the field, but patient accrual has slowed.

         For the six-month period ended November 30, 2000, research and development expenses of $4,475,000 was nearly identical to the $4,487,000 of expense incurred in the comparable prior year period. Within the totals, significant line item variations exist. Higher employment levels and salary increases have pushed labor costs up while purchased services have decreased as a 3rd party viral inactivation study conducted during the first half of the last fiscal year has not been repeated. Clinical trial expenses have also decreased.

         We anticipate that research and development expenses will remain stable over the balance of the fiscal year. Beyond that, we expect these expenses to increase significantly. Additional costs are being planned for additional multi-center clinical trials, third party clinical monitoring, biostatistical analysis, report preparation, expanding our manufacturing organization and developing additional sources of hemoglobin.

         General and administrative expenses in the second quarter of fiscal 2001 totaled $558,000 compared to expenses of $524,000 in the second quarter of 2000, representing an increase of $34,000, or 6.5%. The increase was due to costs associated with the contested proxy for the election of directors.

         General and administrative expenses for the six-month period ended November 30, 2000 totaled $1,428,000, which represents a $420,000, or 41.7%, increase from the $1,008,000 in the comparable prior year period. All of the increase was due to costs associated with the contested proxy for the election of directors.

INTEREST INCOME

         Interest income in the second quarter of fiscal 2001 totaled $551,000, or a $28,000 decrease from the $579,000 in interest income reported in the second quarter of fiscal 2000. Higher interest rates in fiscal 2001 somewhat offset lower available investment balances to account for the decrease. Interest income is expected to remain below prior year levels for the remainder of fiscal 2001 as we continue to utilize our existing cash resources to fund our business.

         Interest income for the six-month period ended November 30, 2000 totaled $1,141,000, or an $8,000 decrease from the comparable prior year period. Higher interest rates in the current fiscal year offset declining investment balances and combined to cause a modest decrease in interest income.

NET LOSS

         The net loss for the second quarter ended November 30, 2000 was $2,243,000, or $.16 per basic share, compared to a net loss of $2,307,000, or $.16 per basic share, for the second quarter ended November 30, 1999.

         For the six-month period ended November 30, 2000, Northfield reported a loss of $4,761,000, or $.33 per basic share, compared to the comparable prior year period results of a loss of $4,346,000, or $.31 per basic share. Higher general and administrative expenses related to the contested proxy for the election of directors were the primary reason for the increased per basic share loss.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through November 30, 2000, we have used cash for operating activities and for the purchase of engineering services and property, plant and equipment in the amount of $82,430,000. For the six-month periods ended November 30, 2000 and 1999, these cash expenditures totaled $4,954,000, and $ 5,387,000, respectively. The decreased cash outlay for fiscal 2001 compared to the comparable prior year period reflects a decreased level of capital spending.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of November 30, 2000, we had cash and marketable securities totaling $33,330,000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing manufacturing plant and office facilities for approximately the next 24-36 months. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units annually. Initial engineering on the leased space adjacent to our existing manufacturing facility is completed. This engineering indicates an additional annual capacity of approximately 75,000 units could be developed in approximately 16-18 months at an estimated cost of $23-26 million. Without additional funding, the build-out of the adjacent space would reduce the estimated life of our existing cash resources to less than one year. Northfield has not yet committed to the build-out. We view the smaller facility as financially prudent yet large enough for commercial viability.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 10-Q


               EXHIBIT 15 - Letter RE: Unaudited Interim Financial Information

        (b) None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2001.

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