Form 10-Q
period 2001-02-28
NORTHFIELD LABORATORIES INC /DE/
filed 2001-04-13
CIK 920947

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE PERIOD ENDED FEBRUARY 28, 2001

                                       OR

[ ] TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE TRANSITION PERIOD FROM                 TO
                               --------------     ---------------
                         COMMISSION FILE NUMBER 0-24050

                          NORTHFIELD LABORATORIES INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          36-3378733
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

1560 SHERMAN AVENUE, SUITE 1000, EVANSTON, ILLINOIS              60201-4800
     (Address of principal executive offices)                    (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (847) 864-3500

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

AS OF FEBRUARY 28, 2001, REGISTRANT HAD 14,265,875 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of February 28, 2001, and the related statements of operations for the three-month periods ended February 28, 2001 and February 29, 2000, and statements of operations and cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000 and for the period from June 19, 1985 (inception) through February 28, 2001. We have also reviewed the statements of shareholders' equity (deficit) for the nine-month period ended February 28, 2001 and for the period from June 19, 1985 (inception) through February 28, 2001. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
March 21, 2001

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                 February 28, 2001 (unaudited) and May 31, 2000



                                                                     FEBRUARY 28,        MAY 31,
                    ASSETS                                               2001              2000
                                                                     -------------    -------------
Current assets:
    Cash                                                             $   7,299,077       15,154,295
    Short-term marketable securities                                    23,799,980       23,129,324
    Prepaid expenses                                                       223,629          409,270
    Other current assets                                                   632,555          505,572
                                                                     -------------    -------------
               Total current assets                                     31,955,241       39,198,461

Property, plant, and equipment, net                                      2,811,257        2,455,701
Other assets                                                               122,775           74,333
                                                                     -------------    -------------
                                                                     $  34,889,273       41,728,495
                                                                     =============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $   1,347,153        1,061,367
    Accrued expenses                                                       149,551          174,009
    Accrued compensation and benefits                                      268,620          250,570
                                                                     -------------    -------------
               Total current liabilities                                 1,765,324        1,485,946

Other liabilities                                                          167,231          147,717
                                                                     -------------    -------------
               Total liabilities                                         1,932,555        1,633,663
                                                                     -------------    -------------

Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
       none issued and outstanding                                            --               --
    Common stock, $.01 par value.  Authorized 30,000,000 shares;
       issued and outstanding 14,265,875 shares
       at February 28, 2001 and May 31, 2000, respectively                 142,659          142,424
    Additional paid-in capital                                         117,503,271      117,276,051
    Deficit accumulated during the development stage                   (84,689,212)     (77,323,643)
                                                                     -------------    -------------
               Total shareholders' equity                               32,956,718       40,094,832
                                                                     -------------    -------------
                                                                     $  34,889,273       41,728,495
                                                                     =============    =============


See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

     Three and nine-month periods ended February 28, 2001 and February 29,
            2000 and for the period from June 19, 1985
                      (inception) through February 28, 2001




                                                                                                                  CUMULATIVE
                                                  THREE-MONTH PERIOD ENDED        NINE-MONTH PERIOD ENDED            FROM
                                               ------------------------------   ----------------------------     JUNE 19, 1985
                                               FEBRUARY 28,      FEBRUARY 29,   FEBRUARY 28,    FEBRUARY 29,        THROUGH
                                                   2001              2000           2001            2000       FEBRUARY 28, 2001
                                               (UNAUDITED)       (UNAUDITED)    (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
                                               -----------       -----------    -----------     -----------    -----------------
Revenues - license income                              --              --              --              --            3,000,000
Costs and expenses:
   Research and development                    $  2,488,972       2,364,773       6,963,676       6,851,403         76,104,089
   General and administrative                       620,079         657,759       2,047,582       1,666,064         33,518,795
                                               ------------      ----------      ----------      ----------        -----------
                                                  3,109,051       3,022,532       9,011,258       8,517,467        109,622,884
                                               ------------      ----------      ----------      ----------        -----------
Other income and expense:
   Interest income                                  504,733         558,499       1,645,689       1,707,652         22,016,906
   Interest expense                                    --              --              --              --              (83,234)
                                               ------------      ----------      ----------      ----------        -----------
                                                    504,733         558,499       1,645,689       1,707,652         21,933,672
                                               ------------      ----------      ----------      ----------        -----------
         Net loss                              $ (2,604,318)     (2,464,033)     (7,365,569)     (6,809,815)       (84,689,212)
                                               ============      ==========      ==========      ==========        ===========
Net loss per basic share                       $      (0.18)          (0.17)          (0.52)          (0.48)             (9.18)
                                               ============      ==========      ==========      ==========        ===========
Shares used in calculation of per share data     14,263,003      14,240,864      14,252,632      14,240,203          9,224,175
                                               ============      ==========      ==========      ==========        ===========


See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                   Nine-month period ended February 28, 2001
                      and for the period from June 19, 1985
                      (inception) through February 28, 2001




                                                                                                             SERIES A CONVERTIBLE
                                                         PREFERRED STOCK             COMMON STOCK              PREFERRED STOCK
                                                       ---------------------   -----------------------      ----------------------
                                                        NUMBER     AGGREGATE     NUMBER      AGGREGATE       NUMBER      AGGREGATE
                                                       OF SHARES    AMOUNT      OF SHARES      AMOUNT       OF SHARES      AMOUNT
                                                       ---------   ---------   ----------    ---------      ---------   ----------
Issuance of common stock on August 27, 1985                --       $  --      3,500,000     $  35,000          --        $    --
Issuance of Series A convertible preferred
 stock at $4.00 per share on August 27, 1985
 (net of costs of issuance of $79,150)                     --          --           --            --         250,000        250,000
Net loss                                                   --          --           --            --            --             --
                                                         ------     -------    ---------     ---------      --------      ---------

Balance at May 31, 1986                                    --          --      3,500,000        35,000       250,000        250,000
Net loss                                                   --          --           --            --            --             --
Deferred compensation relating to grant of
 stock options                                             --          --           --            --            --             --
Amortization of deferred compensation                      --          --           --            --            --             --
                                                         ------     -------    ---------     ---------      --------      ---------

Balance at May 31, 1987                                    --          --      3,500,000        35,000       250,000        250,000
Issuance of Series B convertible preferred
 stock at $35.68 per share on August 14,
 1987 (net of costs of issuance of $75,450)                --          --           --            --            --             --
Net loss                                                   --          --           --            --            --             --
Amortization of deferred compensation                      --          --           --            --            --             --
                                                         ------     -------    ---------     ---------      --------      ---------

Balance at May 31, 1988                                    --          --      3,500,000        35,000       250,000        250,000
Issuance of common stock at $24.21 per share
 on June 7, 1988 (net of costs of issuance
 of $246,000)                                              --          --        413,020         4,130          --             --
Conversion of Series A convertible preferred
 stock to common stock on June 7, 1988                     --          --      1,250,000        12,500      (250,000)      (250,000)
Conversion of Series B convertible
 preferred stock to common stock on June 7, 1988           --          --      1,003,165        10,032          --             --
Exercise of stock options at $2.00 per share               --          --         47,115           471          --             --
Issuance of common stock at $28.49 per share
 on March 6, 1989 (net of costs of issuance
 of $21,395)                                               --          --        175,525         1,755          --             --
Issuance of common stock at $28.49 per share
 on March 30, 1989 (net of costs of issuance
 of $10,697)                                               --          --         87,760           878          --             --
Sale of options at $28.29 per share to
 purchase common stock at $.20 per share
 on March 30, 1989 (net of costs of
 issuance of $4,162)                                       --          --           --            --            --             --
Net loss                                                   --          --           --            --            --             --
Deferred compensation relating to grant of
 stock options                                             --          --           --            --            --             --
Amortization of deferred compensation                      --          --           --            --            --             --
                                                         ------     -------    ---------     ---------      --------      ---------

Balance at May 31, 1989                                    --          --      6,476,585        64,766          --             --
Net loss                                                   --          --           --            --            --             --
Deferred compensation relating to grant of
 stock options                                             --          --           --            --            --             --
Amortization of deferred compensation                      --          --           --            --            --             --
                                                         ------     -------    ---------     ---------      --------      ---------

Balance at May 31, 1990                                    --          --      6,476,585        64,766          --             --
Net loss                                                   --          --           --            --            --             --
Amortization of deferred compensation                      --          --           --            --            --             --
                                                         ------     -------    ---------     ---------      --------      ---------

Balance at May 31, 1991                                    --          --      6,476,585        64,766          --             --
Exercise of stock warrants at $5.60 per share              --          --         90,000           900          --             --
Net loss                                                   --          --           --            --            --             --
Amortization of deferred compensation                      --          --           --            --            --             --

                                                         ------     -------    ---------     ---------      --------      ---------
Balance at May 31, 1992                                    --          --      6,566,585        65,666          --             --
Exercise of stock warrants at $7.14 per share              --          --         15,000           150          --             --
Issuance of common stock at $15.19 per share
 on April 19, 1993 (net of costs of issuance
 of $20,724)                                               --          --        374,370         3,744          --             --
Net loss                                                   --          --           --            --            --             --
Amortization of deferred compensation                      --          --           --            --            --             --
                                                         ------     -------    ---------     ---------      --------      ---------
Balance at May 31, 1993                                    --          --      6,955,955        69,560          --             --
                                                         ------     -------    ---------     ---------      --------      ---------


                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                   Nine-month period ended February 28, 2001
                     and for the period from June 19, 1985
                     (inception) through February 28, 2001


                                                    SERIES B CONVERTIBLE                    DEFICIT                          TOTAL
                                                      PREFERRED STOCK                     ACCUMULATED                       SHARE-
                                                   ---------------------     ADDITIONAL   DURING THE        DEFERRED       HOLDERS'
                                                     NUMBER    AGGREGATE      PAID-IN     DEVELOPMENT        COMPEN-        EQUITY
                                                   OF SHARES     AMOUNT       CAPITAL        STAGE           SATION       (DEFICIT)
                                                   ---------   ---------    -----------  -------------     ----------     ----------
Issuance of common stock on August 27, 1985            --      $      --       (28,000)          --             --            7,000
Issuance of Series A convertible preferred
 stock at $4.00 per share on August 27, 1985
 (net of costs of issuance of $79,150)                 --             --       670,850           --             --          920,850
Net loss                                               --             --          --         (607,688)          --         (607,688)
                                                    -------    -----------  ----------     ----------     ----------     ----------

Balance at May 31, 1986                                --             --       642,850       (607,688)          --          320,162
Net loss                                               --             --          --       (2,429,953)          --       (2,429,953)
Deferred compensation relating to grant of
 stock options                                         --             --     2,340,000           --       (2,340,000)          --
Amortization of deferred compensation                  --             --          --             --          720,000        720,000
                                                    -------    -----------  ----------     ----------     ----------     ----------

Balance at May 31, 1987                                --             --     2,982,850     (3,037,641)    (1,620,000)    (1,389,791)
Issuance of Series B convertible preferred
 stock at $35.68 per share on August 14,
 1987 (net of costs of issuance of $75,450)         200,633        200,633   6,882,502           --             --        7,083,135
Net loss                                               --             --          --       (3,057,254)          --       (3,057,254)
Amortization of deferred compensation                  --             --          --             --          566,136        566,136
                                                    -------    -----------  ----------     ----------     ----------     ----------

Balance at May 31, 1988                             200,633        200,633   9,865,352     (6,094,895)    (1,053,864)     3,202,226
Issuance of common stock at $24.21 per
 share on June 7, 1988 (net of costs
 of issuance of $246,000)                              --             --     9,749,870           --             --        9,754,000
Conversion of Series A convertible
 preferred stock to common stock on
 June 7, 1988                                          --             --       237,500           --             --             --
Conversion of Series B convertible
 preferred stock to common stock on
 June 7, 1988                                      (200,633)      (200,633)    190,601           --             --             --
Exercise of stock options at $2.00 per share           --             --        93,759           --             --           94,230
Issuance of common stock at $28.49 per share
 on March 6, 1989 (net of costs of issuance
 of $21,395)                                           --             --     4,976,855           --             --        4,978,610
Issuance of common stock at $28.49 per share
 on March 30, 1989 (net of costs of issuance
 of $10,697)                                           --             --     2,488,356           --             --        2,489,234
Sale of options at $28.29 per share to
 purchase common stock at $.20 per share
 on March 30, 1989 (net of costs of
 issuance of $4,162)                                   --             --     7,443,118           --             --        7,443,118
Net loss                                               --             --          --         (791,206)          --         (791,206)
Deferred compensation relating to grant of
 stock options                                         --             --       683,040           --         (683,040)          --
Amortization of deferred compensation                  --             --          --             --          800,729        800,729
                                                    -------    -----------  ----------     ----------     ----------     ----------

Balance at May 31, 1989                                --             --    35,728,451     (6,886,101)      (936,175)    27,970,941
Net loss                                               --             --          --       (3,490,394)          --       (3,490,394)
Deferred compensation relating to grant of
 stock options                                         --             --       699,163           --         (699,163)          --
Amortization of deferred compensation                  --             --          --             --          546,278        546,278
                                                    -------    -----------  ----------     ----------     ----------     ----------

Balance at May 31, 1990                                --             --    36,427,614    (10,376,495)    (1,089,060)    25,026,825
Net loss                                               --             --          --       (5,579,872)          --       (5,579,872)
Amortization of deferred compensation                  --             --          --             --          435,296        435,296
                                                    -------    -----------  ----------     ----------     ----------     ----------

Balance at May 31, 1991                                --             --    36,427,614    (15,956,367)      (653,764)    19,882,249
Exercise of stock warrants at $5.60 per share          --             --       503,100           --             --          504,000
Net loss                                               --             --          --       (7,006,495)          --       (7,006,495)
Amortization of deferred compensation                  --             --          --             --          254,025        254,025
                                                    -------    -----------  ----------     ----------     ----------     ----------

Balance at May 31, 1992                                --             --    36,930,714    (22,962,862)      (399,739)    13,633,779
Exercise of stock warrants at $7.14 per share          --             --       106,890           --             --          107,040
Issuance of common stock at $15.19 per share
 on April 19, 1993 (net of costs of issuance
 of $20,724)                                           --             --     5,663,710           --             --        5,667,454
Net loss                                               --             --          --       (8,066,609)          --       (8,066,609)
Amortization of deferred compensation                  --             --          --             --          254,025        254,025
                                                    -------    -----------  ----------     ----------     ----------     ----------
Balance at May 31, 1993                                --             --    42,701,314    (31,029,471)      (145,714)    11,595,689
                                                    -------    -----------  ----------     ----------     ----------     ----------


                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

             Statements of Shareholders' Equity (Deficit), continued

                         Nine months ended February 28,
                   2001 and for the period from June 19, 1985
                      (inception) through February 28, 2001




                                                                                         SERIES A CONVERTIBLE  SERIES B CONVERTIBLE
                                                   PREFERRED STOCK       COMMON STOCK      PREFERRED STOCK        PREFERRED STOCK
                                                 ------------------- ------------------- --------------------   -------------------
                                                  NUMBER   AGGREGATE  NUMBER   AGGREGATE   NUMBER   AGGREGATE    NUMBER   AGGREGATE
                                                 OF SHARES  AMOUNT   OF SHARES  AMOUNT   OF SHARES    AMOUNT    OF SHARES  AMOUNT
                                                 --------- --------- --------- --------- ---------  ---------   --------- ---------
Net loss                                              --   $    --          --  $     --      --     $    --        --    $     --
Issuance of common stock at $6.50 per share on
  May 26, 1994 (net of costs of issuance of
  $2,061,149)                                         --        --   2,500,000    25,000      --          --        --          --
Cancellation of stock options                         --        --          --        --      --          --        --          --
Amortization of deferred compensation                 --        --          --        --      --          --        --          --
                                                   -----   -------  ----------  --------   -----     -------     -----    --------

Balance at May 31, 1994                               --        --   9,455,955    94,560      --          --        --          --
Net loss                                              --        --          --        --      --          --        --          --
Issuance of common stock at $6.50 per share on
  June 20, 1994 (net of issuance costs of
  $172,500)                                           --        --     375,000     3,750      --          --        --          --
Exercise of stock options at $7.14 per share          --        --      10,000       100      --          --        --          --
Exercise of stock options at $2.00 per share          --        --     187,570     1,875      --          --        --          --
Cancellation of stock options                         --        --          --        --      --          --        --          --
Amortization of deferred compensation                 --        --          --        --      --          --        --          --
                                                   -----   -------  ----------  --------   -----     -------     -----    --------

Balance at May 31, 1995                               --        --  10,028,525   100,285      --          --        --          --
Net loss                                              --        --          --        --      --          --        --          --
Issuance of common stock at $17.75 per share on
  August 9, 1995 (net of issuance costs of
  $3,565,125)                                         --        --   2,925,000    29,250      --          --        --          --
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of
  $423,238)                                           --        --     438,750     4,388      --          --        --          --
Exercise of stock options at $2.00 per share          --        --     182,380     1,824      --          --        --          --
Exercise of stock options at $6.38 per share          --        --       1,500        15      --          --        --          --
Exercise of stock options at $7.14 per share          --        --      10,000       100      --          --        --          --
Cancellation of stock options                         --        --          --        --      --          --        --          --
Amortization of deferred compensation                 --        --          --        --      --          --        --          --
                                                   -----   -------  ----------  --------   -----     -------     -----    --------

Balance at May 31, 1996                               --        --  13,586,155   135,862      --          --        --          --
Net loss                                              --        --          --        --      --          --        --          --
Exercise of stock options at $0.20 per share          --        --     263,285     2,633      --          --        --          --
Exercise of stock options at $2.00 per share          --        --     232,935     2,329      --          --        --          --
Exercise of stock options at $7.14 per share          --        --      10,000       100      --          --        --          --
Amortization of deferred compensation                 --        --          --        --      --          --        --          --
                                                   -----   -------  ----------  --------   -----     -------     -----    --------

Balance at May 31, 1997                               --        --  14,092,375   140,924      --          --        --          --
Net loss                                              --        --          --        --      --          --        --          --
Exercise of stock options at $7.14 per share          --        --       5,000        50      --          --        --          --
Amortization of deferred compensation                 --        --          --        --      --          --        --          --
                                                   -----   -------  ----------  --------   -----     -------     -----    --------

Balance at May 31, 1998                               --        --  14,097,375   140,974      --          --        --          --
Net loss                                              --        --          --        --      --          --        --          --
Non-cash compensation                                 --        --          --        --      --          --        --          --
Exercise of stock options at $7.14 per share          --        --      17,500       175      --          --        --          --
Exercise of stock warrants at $8.00 per share         --        --     125,000     1,250      --          --        --          --
                                                   -----   -------  ----------  --------   -----     -------     -----    --------

Balance at May 31, 1999                               --        --  14,239,875   142,399      --          --        --          --
Net loss                                              --        --          --        --      --          --        --          --
Non-cash compensation                                 --        --          --        --      --          --        --          --
Exercise of stock options at $13.38 per share         --        --       2,500        25      --          --        --          --
                                                   -----   -------  ----------  --------   -----     -------     -----    --------

Balance at May 31, 2000                               --        --  14,242,375   142,424      --          --        --          --
Net loss (unaudited)                                  --        --          --        --      --          --        --          --
Exercise of stock options at $10.81 per share         --        --      17,500       175      --          --        --          --
Exercise of stock options at $6.38 per share          --        --       6,000        60      --          --        --          --
                                                   -----   -------  ----------  --------   -----     -------     -----    --------

Balance at February 28, 2001 (unaudited)              --   $    --  14,265,875  $142,659      --     $    --        --    $     --
                                                   =====   =======  ==========  ========   =====     =======     =====    ========


See accompanying independent accountants' review report.


                                                                     (Continued)

                                                                                   DEFICIT                     TOTAL
                                                                                 ACCUMULATED                   SHARE-
                                                                   ADDITIONAL    DURING THE     DEFERRED       HOLDERS'
                                                                    PAID-IN      DEVELOPMENT     COMPEN-       EQUITY
                                                                    CAPITAL         STAGE        SATION       (DEFICIT)
                                                                  ------------  ------------  ------------  ------------
Net loss                                                                    --    (7,363,810)           --    (7,363,810)
Issuance of common stock at $6.50 per share on
  May 26, 1994 (net of costs of issuance of
  $2,061,149)                                                       14,163,851            --            --    14,188,851
Cancellation of stock options                                          (85,400)           --        85,400            --
Amortization of deferred compensation                                       --            --           267           267
                                                                  ------------  ------------  ------------  ------------

Balance at May 31, 1994                                             56,779,765   (38,393,281)      (60,047)   18,420,997
Net loss                                                                    --    (7,439,013)           --    (7,439,013)
Issuance of common stock at $6.50 per share on
  June 20, 1994 (net of issuance costs of
  $172,500)                                                          2,261,250            --            --     2,265,000
Exercise of stock options at $7.14 per share                            71,300            --            --        71,400
Exercise of stock options at $2.00 per share                           373,264            --            --       375,139
Cancellation of stock options                                         (106,750)           --       106,750            --
Amortization of deferred compensation                                       --            --       (67,892)      (67,892)
                                                                  ------------  ------------  ------------  ------------

Balance at May 31, 1995                                             59,378,829   (45,832,294)      (21,189)   13,625,631
Net loss                                                                    --    (4,778,875)           --    (4,778,875)
Issuance of common stock at $17.75 per share on
  August 9, 1995 (net of issuance costs of
  $3,565,125)                                                       48,324,374            --            --    48,353,624
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of
  $423,238)                                                          7,360,187            --            --     7,364,575
Exercise of stock options at $2.00 per share                           362,937            --            --       364,761
Exercise of stock options at $6.38 per share                             9,555            --            --         9,570
Exercise of stock options at $7.14 per share                            71,300            --            --        71,400
Cancellation of stock options                                          (80,062)           --        80,062            --
Amortization of deferred compensation                                       --            --       (62,726)      (62,726)
                                                                  ------------  ------------  ------------  ------------

Balance at May 31, 1996                                            115,427,120   (50,611,169)       (3,853)   64,947,960
Net loss                                                                    --    (4,245,693)           --    (4,245,693)
Exercise of stock options at $0.20 per share                            50,025            --            --        52,658
Exercise of stock options at $2.00 per share                           463,540            --            --       465,869
Exercise of stock options at $7.14 per share                            71,300            --            --        71,400
Amortization of deferred compensation                                       --            --         2,569         2,569
                                                                  ------------  ------------  ------------  ------------

Balance at May 31, 1997                                            116,011,985   (54,856,862)       (1,284)   61,294,763
Net loss                                                                    --    (5,883,378)           --    (5,883,378)
Exercise of stock options at $7.14 per share                            35,650            --            --        35,700
Amortization of deferred compensation                                       --            --         1,284         1,284
                                                                  ------------  ------------  ------------  ------------

Balance at May 31, 1998                                            116,047,635   (60,740,240)           --    55,448,369
Net loss                                                                    --    (7,416,333)           --    (7,416,333)
Non-cash compensation                                                   14,354            --            --        14,354
Exercise of stock options at $7.14 per share                           124,775            --            --       124,950
Exercise of stock warrants at $8.00 per share                          998,750            --            --     1,000,000
                                                                  ------------  ------------  ------------  ------------

Balance at May 31, 1999                                            117,185,514   (68,156,573)           --    49,171,340
Net loss                                                                    --    (9,167,070)           --    (9,167,070)
Non-cash compensation                                                   57,112            --            --        57,112
Exercise of stock options at $13.38 per share                           33,425            --            --        33,450
                                                                  ------------  ------------  ------------  ------------

Balance at May 31, 2000                                            117,276,051   (77,323,643)           --    40,094,832
Net loss (unaudited)                                                        --    (7,365,569)           --    (7,365,569)
Exercise of stock options at $10.81 per share                          189,000            --            --       189,175
Exercise of stock options at $6.38 per share                            38,220            --            --        33,280
                                                                  ------------  ------------  ------------  ------------

Balance at February 28, 2001 (unaudited)                           117,503,271   (84,689,212)           --    32,956,718
                                                                  ============  ============  ============  ============


                                                                     (Continued)

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

          Nine-month periods ended February 28, 2001 and February 29,
                   2000 and for the period from June 19, 1985
                      (inception) through February 28, 2001



                                                                    NINE MONTHS ENDED              CUMULATIVE
                                                               ----------------------------           FROM
                                                               FEBRUARY 28,    FEBRUARY 29,      JUNE 19, 1985
                                                               ----------------------------         THROUGH
                                                                  2001              2000       FEBRUARY 28, 2001
                                                               (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
                                                               -----------      -----------    ------------------
Cash flows from operating activities:
    Net loss                                                   $ (7,365,569)     (6,809,815)       (84,689,212)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                               368,758         325,417         15,017,387
        Non-cash compensation                                          --            74,328          3,552,723
        Loss on sale of equipment                                      --              --               66,359
        Changes in assets and liabilities:
          Prepaid expenses                                          185,641         194,964           (432,840)
          Other current assets                                     (126,983)        (61,126)        (2,528,806)
          Other assets                                              (49,200)           --              (42,247)
          Accounts payable                                          285,786        (353,771)         1,347,153
          Accrued expenses                                          (24,458)         (8,716)           149,551
          Accrued compensation and benefits                          18,050          38,215            268,620
          Other liabilities                                          19,514          16,510            167,231
                                                               ------------      ----------          ---------
            Net cash used in operating activities                (6,688,461)     (6,583,994)       (67,124,081)
                                                               ------------      ----------          ---------

Cash flows from investing activities:
    Purchase of property, plant, equipment,
      and capitalized engineering costs                            (723,556)     (2,145,445)       (17,764,358)
    Proceeds from matured marketable securities                   7,548,171      15,549,200        362,938,152
    Proceeds from sale of marketable securities                        --              --            7,141,656
    Purchase of marketable securities                            (8,218,827)     (4,909,192)      (393,879,789)
    Proceeds from sale of equipment                                    --         1,786,436          1,863,023
                                                               ------------      ----------          ---------

            Net cash used in investing activities                (1,394,212)     10,280,999        (39,701,316)
                                                               ------------      ----------          ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                          227,455          33,450        103,749,383
    Payment of common stock issuance costs                             --              --           (5,072,012)
    Proceeds from issuance of preferred stock                          --              --            6,644,953
    Proceeds from sale of stock options to
      purchase common shares                                           --              --            7,443,118
    Proceeds from issuance of notes payable                            --              --            1,500,000
    Repayment of notes payable                                         --              --             (140,968)

            Net cash provided by financing activities               227,455          33,450        114,124,474
                                                               ------------      ----------          ---------
            Net increase (decrease) in cash                      (7,855,218)      3,730,455          7,299,077
Cash at beginning of period                                      15,154,295      25,855,668               --
                                                               ------------      ----------          ---------
Cash at end of period                                          $  7,299,077      29,586,123          7,299,077
                                                               ============      ==========        ===========


See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                February 28, 2001


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(TM). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through February 28, 2001, we have incurred operating losses totaling $84,689,000.

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

         We anticipate that research and development expenses will increase during the foreseeable future. These expected increases are attributable to anticipated future clinical trials, monitoring and reporting the results of these trials and continuing process development associated with improving our manufacturing capacity to permit commercial-scale production of PolyHeme. We expect that general and administrative expenses will increase over the foreseeable future due to increased expenses relating to the expansion of our organization in support of potential expanded commercial operations.

RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended February 28, 2001 or 2000. From Northfield's inception through February 28, 2001, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.


OPERATING EXPENSES

         Operating expenses for our third fiscal quarter ended February 28, 2001 totaled $3,109,000, an increase of $86,000 from the $3,023,000 reported in the third quarter of the prior fiscal year. Measured on a percentage basis, total expenses in the third quarter of fiscal 2001 increased by 2.8%. This increase was primarily due to higher costs related to the expansion of our manufacturing organization and facilities.

         Research and development expenses for the third quarter of fiscal 2001 totaled $2,489,000, an increase of $124,000, or 5.2%, from the $2,365,000, reported in the third quarter of fiscal 2000. The majority of the increase in research and development expenses resulted from increased costs associated with our expanded manufacturing organization and facilities. The clinical trials continue to shift from field work in the hospitals to data accumulation and analysis. Phase II and Phase III trials remain active in the field, but patient accrual has slowed.

         Research and development expenses for the nine-month period ended February 28, 2001 totaled $6,964,000, an increase of $113,000 or 1.6%, from the $6,851,000 of expense incurred in the comparable prior year period. The nature of expenditures has changed as higher employment levels and salary increases have pushed labor costs up while purchased services have decreased as a 3rd party viral inactivation study conducted during the first half of the last fiscal year has not been repeated.

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

         General and administrative expenses in the third quarter of fiscal 2001 totaled $620,000 compared to expenses of $658,000 in the third quarter of 2000, representing a decrease of $38,000, or 5.8%. The decrease was primarily due to lower travel expense.

         General and administrative expenses for the nine-month period ended February 28, 2001 totaled $2,048,000, which represents a $382,000, or 22.9%, increase from the $1,666,000 in the comparable prior year period. All of the increase was due to higher legal fees.

INTEREST INCOME

         Interest income in the third quarter of fiscal 2001 totaled $505,000, or a $53,000 decrease from the $558,000 in interest income reported in the third quarter of fiscal 2000. Higher interest rates early in fiscal 2001 somewhat offset lower available investment balances to account for the decrease. Currently available short-term interest rates are yielding over 2% less than the rates available for the comparable prior year period. Consequently, interest income will remain below prior year levels for the remainder of fiscal 2001 as the corporation will be investing smaller amounts which will be earning lower interest rates.

         Interest income for the nine-month period ended February 28, 2001 totaled $1,646,000, or a $62,000 decrease from the comparable prior year period. Higher interest rates available earlier in the current fiscal year offset declining investment balances and combined to cause the modest decrease in interest income. On a going forward basis, lower available interest rates and lower available investment balances will cause future interest income to remain below prior year levels.


NET LOSS

         The net loss for the third quarter ended February 28, 2001 was $2,604,000, or $.18 per basic share, compared to a net loss of $2,464,000, or $.17 per basic share, for the third quarter ended February 29, 2000. The difference is due to the increased expense associated with our expanded manufacturing organization and facility costs.

         For the nine-month period ended February 28, 2001, Northfield reported a loss of $7,366,000, or $.52 per basic share, compared to the comparable prior year period results of a loss of $6,810,000, or $.48 per basic share. Higher legal fees combined with an expanded manufacturing organization and higher facility costs accounted for the increased loss.


LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through February 28, 2001, we have used cash for operating activities and for the purchase of engineering services and property, plant and equipment in the amount of $84,888,000. For the nine-month periods ended February 28, 2001 and 2000, these cash expenditures totaled $7,412,000, and $8,729,000, respectively. The decreased cash outlay for fiscal 2001 compared to the comparable prior year period reflects a decreased level of capital spending.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of February 28, 2001, we had cash and marketable securities totaling $31,099,000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing manufacturing plant and office facilities for approximately the next 24-30 months. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units. Initial engineering on the leased space adjacent to our existing manufacturing facility is completed. This engineering indicates an additional capacity of 75,000 units could be developed in approximately 16-18 months at a cost of $26-30 million. Like the greenfield project, significant additional funding will be required before the smaller scale expansion facility could be completed. Northfield has not yet committed to the build-out of a smaller scale expansion facility. We view the smaller scale expansion facility as financially prudent yet large enough for commercial viability.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits

  a) Exhibit 10.15 - Employment Agreement - Richard DeWoskin
     Exhibit 10.16 - Employment Agreement - Steven A. Gould, MD
     Exhibit 10.17 - Employment Agreement - Jack Kogut
     Exhibit 10.18 - Form of Indemnification Agreement - Director and
                      Executive Officer, Richard DeWoskin and
                      Steven A. Gould, MD

     Exhibit 10.19 - Form of Indemnification Agreement - Director, Gerald
                      Moss, MD, Bruce Chelberg, David Savner, and Jack Olshansky
     Exhibit 10.20 - Form of Indemnification Agreement - Executive Officer,
                      Jack Kogut
     Exhibit 15    - Acknowledgement of Independent Certified Public
                      Accountants

  b) None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2001.

                                   NORTHFIELD LABORATORIES INC.


                                   By /s/ RICHARD E. DEWOSKIN
                                      -----------------------------------------
                                      Richard E. DeWoskin
                                      Chairman of the Board and
                                      Chief Executive Officer

                                   By /s/ JACK J. KOGUT
                                      -----------------------------------------
                                      Jack J. Kogut
                                      Secretary and Treasurer
                                      (principal financial officer and
                                      principal accounting officer)