Form 10-K
period 2001-05-31
NORTHFIELD LABORATORIES INC /DE/
filed 2001-08-03
CIK 920947

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

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the period ended May 31, 2001
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 30, 2001, 14,265,875 shares of the Registrant's common stock, par value $.01 per share, were outstanding. On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on July 30, 2001) held by non-affiliates of the Registrant was $230,941,934 (12,416,233 shares at $18.60 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting are incorporated by reference into Part III of this Form 10-K. The Registrant maintains an Internet web site at www.northfieldlabs.com. None of the information contained on this web site is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                   BACKGROUND

     The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. We estimate that approximately 12 million units of blood were transfused in the United States in 2000, of which approximately 7.2 million units were administered to patients suffering the effects of acute blood loss.

     The use of donated blood in transfusion therapy, while effective in restoring an adequate supply of oxygen in the body of the recipient, has several limitations. Although testing procedures exist to detect the presence of certain diseases in blood, these procedures cannot eliminate completely the risk of blood-borne disease. Transfused blood also can be used only in recipients having a blood type compatible with that of the donor. Delays in treatment, resulting from the necessity of blood typing prior to transfusion, together with the limited shelf life of blood and the limited availability of certain blood types, impose constraints on the immediate availability of compatible blood for transfusion. There is no commercially available blood substitute in this country which addresses these problems.

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

     PolyHeme is intended for use in the treatment of acute blood loss. Clinical studies to date indicate that PolyHeme carries as much oxygen, and loads and unloads oxygen in the same manner, as transfused blood. Infusion of PolyHeme also restores blood volume. Therefore, PolyHeme should be effective as an oxygen-carrying resuscitative fluid in the treatment of hemorrhagic shock resulting from extensive blood loss. Clinical studies to date demonstrate the life-sustaining capacity of PolyHeme when used as treatment for massive, life-threatening blood loss in lieu of blood.

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

                                   THE MARKET

     We estimate that approximately 12 million units of blood were transfused in the United States in 2000, of which approximately 7.2 million units were administered to patients suffering the effects of acute blood loss. Patient charges for the units of blood used in the United States in 2000 for the treatment of acute blood loss exceed $2 billion. The transfusion market in the United States consists of two principal segments. The acute blood loss segment, which comprises approximately 60% of the transfusion market, includes transfusions required in connection with trauma, surgery and unexpected blood loss. The chronic blood loss segment represents approximately 40% of the transfusion market and includes transfusions in connection with general medical applications and chronic anemias.

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

                                CLINICAL TRIALS

     We are presently conducting clinical trials of PolyHeme at multiple locations in the United States. Our clinical trials include the infusion of PolyHeme in trauma and emergency surgical applications as well as in elective surgical procedures. In addition, we continue to make PolyHeme available on a compassionate use basis in life-threatening situations when blood cannot be used. The observations in the trials continue to demonstrate the potential clinical utility of PolyHeme in the treatment of urgent blood loss. Both our trauma trials and elective surgery trials involve high dosage and rapid infusion of PolyHeme in situations that are life-threatening and where massive blood loss routinely occurs. We believe that this application addresses the largest worldwide clinical need, provides the greatest patient benefit, and has the greatest market opportunity. We believe we are the only company in our field with an oxygen-carrying blood substitute being rapidly infused at high dosage -- as much as 20 units (1000 grams) or twice the blood volume of the average adult.

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

     The protocol has allowed us to assess the life-sustaining capacity of PolyHeme following massive blood loss when blood is not used for resuscitation and the red blood cell hemoglobin level falls to life-threatening levels. The anticipated survival rate at the life-threatening red blood cell hemoglobin levels that occur in our patients is less than 20% based on the published literature. The observed survival rate in our patients receiving PolyHeme continues to be 75%. This improvement demonstrates the ability of PolyHeme to effectively transport oxygen. The important safety observations are that none of the toxicities historically associated with other hemoglobin solutions have been identified in our clinical experience.

     We have been analyzing the data from our trauma trials and are continuing to consider our regulatory position based on our findings. We are pleased with the results from these trials, which demonstrate potential life saving benefit from the use of PolyHeme in urgent, acute blood loss settings, including trauma, emergency surgery and unexpected life-threatening blood loss during elective surgical procedures. We are planning to file the Biologic License Application, or BLA, with the Food and Drug Administration in the near future.

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

     While the use of PolyHeme in our elective surgery trials is the same as that for trauma -- high dose, rapid infusion for acute blood loss -- the clinical endpoint for these trials is the elimination of the use of banked blood. We believe these trials are producing important results. Due to the complexity of the clinical protocol, however, patient accrual is progressing slowly, as previously reported. As a result, we are considering instituting additional elective surgery trials with different protocols to more broadly and rapidly confirm PolyHeme's capability as an alternative to blood in critical care situations. We intend to terminate our current elective surgery protocol after the BLA is filed and focus on these additional trials. We believe our clinical trials may continue throughout the regulatory review process.

                       MANUFACTURING AND MATERIAL SUPPLY

     We use a proprietary process of separation, filtration and chemical modification to produce PolyHeme. Since 1990, we have produced PolyHeme in our manufacturing facility. We believe this facility is capable of producing sufficient quantities of PolyHeme for all of our clinical trials in the United States. Our current manufacturing capability for PolyHeme is to produce 10,000 units annually. We have leased space adjacent to our current facility that will allow a further expansion of an additional 75,000 units of capacity per year as our next step. Our independent engineering consultants and we believe that our existing manufacturing process may be scaled up without substantial modification to produce commercial quantities of PolyHeme in larger facilities.

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

     We may pursue licenses or other arrangements for the manufacture and distribution of PolyHeme both inside and outside the United States. We have entered into license agreements with Pharmacia Corporation and Hemocare Ltd., an Israeli corporation, to develop, manufacture and distribute PolyHeme in certain European, Middle Eastern and African countries. The license agreements permit Pharmacia and Hemocare to utilize PolyHeme and related manufacturing technology in return for the payment of royalties based upon sales of PolyHeme in the licensed territories.

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

                                  COMPETITION

     If approved for commercial sale, PolyHeme will compete directly with established therapies for acute blood loss and may compete with other technologies currently under development. We cannot ensure that PolyHeme will have advantages which will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or other new technologies or products. We also cannot ensure that the price of PolyHeme, in light of PolyHeme's potential advantages, will be competitive with the price of established therapies or other new technologies or products.

     We believe that the treatment of urgent blood loss is the setting most likely to lead to FDA approval and the application which presents the greatest market opportunity. However, several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Northfield in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies and products which will be available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or noncompetitive. During the past year, a bovine-source hemoglobin-based oxygen-carrier was approved for human use in South Africa and an application for marketing approval for one human-source hemoglobin-based oxygen-carrier was filed in Canada and the United Kingdom.

     We believe that important competitive factors in the market for blood substitute products will include the relative speed with which competitors can develop their respective products, complete the clinical testing and regulatory approval process and supply commercial quantities of their products to the market. In addition to these factors, competition is expected to be based on the effectiveness of blood substitute products and the scope of the intended uses for which they are approved, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. We believe that our competitive position will be significantly influenced by the timing of the clinical testing and regulatory filings for PolyHeme, our ability to expand our manufacturing capability to permit commercial production of PolyHeme, if approved, and our ability to maintain and enforce our proprietary rights covering PolyHeme and its manufacturing process.

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

     The steps required before a biological product may be sold commercially in the United States include preclinical testing, the submission to the FDA of an Investigational New Drug application, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a Biologic License Application, or BLA, relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a BLA. After a BLA is filed there is an initial review by the FDA to be sure that all of the required elements are included in the filing. There can be no assurance that the filing will be accepted or that the FDA may not issue a refusal to file, or RTF. If the filing is accepted there can be no assurance that the full review will result in product approval.

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

                         PATENTS AND PROPRIETARY RIGHTS

     We own five United States patents relating to PolyHeme, its uses and certain of our manufacturing processes. We have obtained counterpart patents and have additional patent applications pending in Canada, Israel and various European Union countries. Our United States patents expire in 2017. We have a policy of seeking patents covering the important techniques, processes and applications developed from our research and all modifications and improvements thereto. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We will continue to seek appropriate protection for its proprietary technology.

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

     In fiscal 2001, 2000 and 1999, our research and development expenses totaled $9,437,000, $9,193,000 and $7,661,000, respectively. We anticipate that these expenses will continue to increase as we fund the further clinical testing of PolyHeme and prepare for production of PolyHeme in commercial quantities.

                                HUMAN RESOURCES

     As of May 31, 2001, we had 58 employees, of whom 50 were involved in research and development and eight were responsible for financial and other administrative matters. We also had consulting arrangements with eight individuals as of that date. None of our employees are represented by labor unions, and we are not aware of any organizational efforts on behalf of any labor unions involving our employees. We consider our relations with our employees to be excellent.

                                  RISK FACTORS

     You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

WE MAY BE REQUIRED TO CONDUCT EXTENSIVE ADDITIONAL CLINICAL TRIALS IN THE FUTURE

     The results of our clinical trials may not be sufficient at present to demonstrate adequately the safety and effectiveness of PolyHeme in order to receive product approval once our Biologic License Application is filed with the FDA. We believe clinical trials may continue throughout the regulatory review process. If extensive additional trials are necessary, they will be expensive and time-consuming. The timing of the FDA review process is uncertain. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA approval of PolyHeme, or that FDA approval, if obtained, will not include limitations on the indicated uses for which PolyHeme may be marketed. Our business, financial condition and results of operations are critically dependent on receiving FDA approval of PolyHeme. A significant delay in our clinical trials or a failure to achieve FDA approval of commercial sales of PolyHeme would have a material adverse effect on us and could result in the cessation of our business. We or the FDA may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks.

OUR ACTIVITIES ARE AND WILL CONTINUE TO BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

     Our research, development, testing, manufacturing, marketing and distribution of PolyHeme are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and its foreign counterparts. The regulatory approval process to establish the safety and effectiveness of PolyHeme and the safety and reliability of our manufacturing process has already consumed several years and considerable expenditures. The data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA regulatory approval. The lack of established criteria for evaluating the effectiveness of blood substitute products could also delay or prevent FDA regulatory approval. In addition, delay or rejection could be caused by changes in FDA policies and regulations. Similar delays or rejections may also be encountered in foreign countries. We cannot ensure that, even after extensive clinical trials, regulatory approval will ever be obtained for PolyHeme. Under FDA guidelines, the FDA may comment upon the acceptability of a BLA following its submission. After a BLA is filed there is an initial review by the FDA to be sure that all of the required elements are included in the filing. There can be no assurance that the BLA filing will be accepted or that the FDA may not issue a refusal to file, or RTF. If the BLA filing is accepted, there can be no assurance that the full review will result in approval of PolyHeme for manufacture and sale. Moreover, if regulatory approval of PolyHeme is granted, the approval may include limitations on the indicated uses for which PolyHeme may be marketed. Further, even if such regulatory approval is obtained, we do not presently have manufacturing facilities sufficient to produce commercial quantities of PolyHeme. In order to seek FDA approval of the sale of PolyHeme produced at its first commercial manufacturing facility, we may be required to conduct a portion of our clinical trials with product manufactured at that facility. Discovery of previously unknown problems with PolyHeme or unanticipated problems with our manufacturing facilities, even after FDA approval of PolyHeme for commercial sale, may result in the imposition of significant restrictions, including withdrawal of PolyHeme from the market. Additional laws and regulations may also be enacted which could prevent or delay regulatory approval of PolyHeme, including laws or regulations relating to the price or cost-effectiveness of medical products. Any delay or failure to achieve regulatory approval of commercial sales of PolyHeme is likely to have a material adverse effect on our financial condition.

WE ARE A DEVELOPMENT STAGE COMPANY WITHOUT REVENUES OR PROFITS

     Northfield was founded in 1985 and is a development stage company. Since 1985, we have been engaged primarily in the development and clinical testing of PolyHeme. No revenues have been generated to date from commercial sales of PolyHeme. Our revenues to date have consisted solely of license fees. We cannot ensure that our clinical testing will be successful, that regulatory approval of PolyHeme will be obtained, that we will be able to manufacture PolyHeme at an acceptable cost and in appropriate quantities or that we will be able to successfully market and sell PolyHeme. We also cannot ensure that we will not encounter unexpected difficulties which will have a material adverse effect on us, our operations or our properties.

WE WILL NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS

     We will be required to raise substantial additional capital to achieve commercial production of PolyHeme. Our future capital requirements will depend on many factors, including the scope and results of clinical trials, the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. We cannot ensure that this additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities may result in significant dilution to our existing stockholders.

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

THERE ARE SIGNIFICANT COMPETITORS DEVELOPING SIMILAR PRODUCTS

     If approved for commercial sale, PolyHeme will compete directly with established therapies for acute blood loss and may compete with other technologies currently under development. We cannot ensure that PolyHeme will have advantages which will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or to adopt other new technologies or products. We also cannot ensure that the cost of PolyHeme will be competitive with the cost of established therapies or other new technologies or products. The development of blood substitute products is a rapidly evolving field. Competition is intense and expected to increase. Several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Northfield in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies or products which will become available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or non-competitive. During the past year, a bovine-source hemoglobin-based oxygen-carrier was approved for human use in South Africa, and an application for marketing approval for one human-source hemoglobin-based oxygen-carrier was filed in Canada and the United Kingdom.

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

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

     From Northfield's inception through May 31, 2001, we have incurred net operating losses totaling $87,498,000. We will require substantial additional expenditures to complete clinical trials, to pursue regulatory approval for PolyHeme, to establish commercial scale manufacturing processes and facilities, and to establish marketing, sales and administrative capabilities. These expenditures are expected to result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis or at all.

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

                                    PART II

ITEM 2. PROPERTIES

     We currently lease a manufacturing facility located in Mt. Prospect, Illinois, and maintain our principal executive offices in Evanston, Illinois. The leases for our manufacturing facility and executive offices extend through August 2004 and February 2006, respectively. We have the option to extend the existing lease for two additional five-year periods for the manufacturing facility. Rent expense for our 2001 fiscal year was $810,000. We believe our present manufacturing facility is capable of producing sufficient quantities of PolyHeme for all of our clinical trials in the United States.

     Currently, we have a manufacturing capacity of approximately 10,000 units of PolyHeme per year. We have leased additional space adjacent to our existing manufacturing facility but have not yet committed to the buildout of this space. The initial engineering studies on the additional space have been completed and indicate that an additional capacity of 75,000 units of PolyHeme per year could be developed in approximately 16 to 20 months at a cost of $26 to $30 million.

ITEM 3. LEGAL PROCEEDINGS.

     As of May 31, 2001, we were not a party to any material pending legal proceedings.

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

FISCAL QUARTER ENDED                                          HIGH      LOW
--------------------                                          ----      ---
May 31, 1998................................................  17.25       9.50
August 31, 1998.............................................  18.13      10.13
November 30, 1998...........................................  15.63       9.13
February 28, 1999...........................................  16.38      10.94
May 31, 1999................................................  15.00      10.50
August 31, 1999.............................................  13.88      11.00
November 30, 1999...........................................  15.25      11.25
February 29, 2000...........................................  23.31      10.00
May 31, 2000................................................  41.50      11.00
August 31, 2000.............................................  18.00      11.00
November 30, 2000...........................................  16.25       8.50
February 28, 2001...........................................  17.50       9.00
May 31, 2001................................................  17.00       8.41
August 31, 2001
  (through July 30, 2001)...................................  18.72      12.70

                               HOLDERS OF RECORD

     As of May 31, 2001, there were approximately 500 holders of record and approximately 11,600 beneficial owners of our common stock. There were as of that date no issued and outstanding shares of our preferred stock.

                                   DIVIDENDS

     We have never declared or paid dividends on our capital stock and do not anticipate declaring or paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data set forth below for, and as of the end of, each of the years in the five-year period ended May 31, 2001 and for the period from June 19, 1985 (inception) through May 31, 2001 were derived from Northfield's financial statements, which financial statements have been audited by KPMG LLP, independent certified public accountants.

                                                                                      CUMULATIVE
                                                                                         FROM
                                                                                       JUNE 19,
                                                  YEARS ENDED MAY 31,                    1985
                                      --------------------------------------------     THROUGH
                                        2001      2000     1999     1998     1997    MAY 31, 2001
                                        ----      ----     ----     ----     ----    ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License income....................  $     --       --       --       --       --       3,000
Costs and expenses:
  Research and development..........     9,437    9,193    7,661    6,675    5,188      78,577
  General and administrative........     2,786    2,260    2,311    2,338    2,317      34,257
Interest income (net)...............     2,048    2,286    2,556    3,130    3,259      22,336
Net loss............................  $(10,175)  (9,167)  (7,416)  (5,883)  (4,246)    (87,498)
Net loss per share basic and
  diluted...........................  $  (0.71)   (0.64)   (0.53)   (0.42)   (0.30)      (9.40)
Shares used in calculation of per
  Share data(1).....................    14,253   14,241   14,115   14,097   13,961       9,305

                                                              MAY 31,
                                      --------------------------------------------------------
                                        2001        2000        1999        1998        1997
                                        ----        ----        ----        ----        ----
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities......  $ 28,698    $ 38,284    $ 47,561    $ 53,504    $ 60,294
Total assets........................    32,502      41,728      50,963      56,919      62,343
Total liabilities...................     2,355       1,634       1,791       1,471       1,048
Deficit accumulated during
  Development stage.................   (87,498)    (77,324)    (68,157)    (60,740)    (54,857)
Total shareholders' equity(2).......    30,148      40,095      49,171      55,448      61,295

-------------------------

(1) Computed on the basis described in Note 1 of Notes to Financial Statements.

(2) Excludes 640,500 shares reserved for issuance upon the exercise of stock options outstanding as of May 31, 2001. Additional stock options for a total of 446,500 shares and 170,000 shares, respectively, were available for grant as of May 31, 2001 under our employee stock option plans and stock option plan for outside directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through May 31, 2001, we have incurred operating losses totaling $87,498,000.

     Our success will depend on several factors, including our ability to obtain Food and Drug Administration regulatory approval of PolyHeme and our manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, and enforce our patent positions. We have experienced significant delays in the development and clinical testing of PolyHeme. We cannot ensure that we will be able to achieve these goals or that we will be able to realize product revenues or profitability on a sustained basis or at all.

     We anticipate that research and development expenses will increase during the foreseeable future. These expected increases are attributable to anticipated future clinical trials, monitoring and reporting the results of these trials and continuing process development associated with improving our manufacturing capacity to permit commercial-scale production of PolyHeme. We expect that general and administrative expenses will increase over the foreseeable future due to increased expenses relating to the expansion of our organization in support of launching commercial operations.

                             RESULTS OF OPERATIONS

     We reported no revenues for the fiscal years ended May 31, 2001, 2000 or 1999. From Northfield's inception through May 31, 2001, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

     Operating expenses for our fiscal years ended May 31, 2001, 2000 and 1999 totaled $12,222,000, $11,453,000 and 9,972,000, respectively. Measured on a percentage basis, fiscal 2001 operating expenses exceeded fiscal 2000 expenses by 6.7%, while fiscal 2000 operating expenses exceeded fiscal 1999 expenses by 14.9%.

     For the year ended May 31, 2001, research and development expenses totaled $9,437,000, representing an increase of $244,000, or 2.7%, from the year ended May 31, 2000. The composition of the expenditures has changed as higher manufacturing employment levels and salary increases have pushed labor costs up, partially offset by reductions in purchased services related to clinical trial field work.

     For the year ended May 31, 2000, research and development expenses totaled $9,193,000, representing an increase of $1,532,000, or 20.0%, from the year ended May 31, 1999. The year over year difference is due to increased expenses for clinical trials, expansion of our manufacturing organization, validation services and amortization of previously capitalized engineering costs.

     We anticipate that research and development expenses will continue to increase for the foreseeable future. Increased costs are being planned for additional multi-center clinical trials, third party clinical monitoring, biostatistical analysis and report preparation and production.

     General and administrative expenses for fiscal 2001 totaled $2,786,000 compared to expenses of $2,260,000 for fiscal 2000, representing an increase of $526,000, or 23.3%. The increase is due primarily to increased professional fees.

     General and administrative expenses for fiscal 2000 totaled $2,260,000 compared to expenses of $2,311,000 for fiscal 1999, representing a decrease of $51,000, or 2.2%. The decrease was primarily due to lower non-cash expenses as the depreciation stream on our corporate leasehold improvements ended.

     We anticipate that general and administration expenses will likely increase over the next several quarters as the expense of the development of sales, marketing and distribution capabilities will be incurred.

                                INTEREST INCOME

     Interest income in fiscal 2001 equaled $2,048,000, or a $238,000 decrease from the $2,286,000 in interest income reported in fiscal 2000. Higher interest rates early in fiscal 2001 partially offset lower available investment balances to account for the decrease. Currently available short-term interest rates are yielding over 2.5 percentage points less than the rates available for the comparable prior year period.

     Interest income in fiscal 2000 equaled $2,286,000, or a $270,000 decrease from the $2,556,000 in interest income reported in fiscal 1999. Lower available investment balances were the primary reason for the decrease in interest income.

     Without additional cash inflows, interest income will decline significantly over the next several quarters. If we were to spend at current rates and earn interest at current short-term money rates, interest income in fiscal 2002 would decline by approximately 50% compared to fiscal 2001.

                                    NET LOSS

     The net loss for the year ended May 31, 2001 was $10,175,000, or $.71 per basic share, compared to a net loss of $9,167,000, or $.64 per basic share, for the year ended May 31, 2000. The increase in the loss per basic share is primarily the result of higher professional fees which increased over the course of the year as well as increased labor costs.

     The net loss for the year ended May 31, 2000 was $9,167,000, or $.64 per basic share, compared to a net loss of $7,416,000, or $.53 per basic share, for the year ended May 31, 1999. The increase in the loss per basic share was the result of the increased expense of conducting our clinical trials, increased expenditures for validation services combined with the expansion of our manufacturing organization and facilities.

                        LIQUIDITY AND CAPITAL RESOURCES

     From Northfield's inception through May 31, 2001, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $87,289,000. For the years ended May 31, 2001 and 2000, these cash expenditures totaled $9,813,000 and $11,097,000, respectively. The year over year decrease is due primarily to the prior year expansion of our manufacturing facilities.

     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of May 31, 2001, we had cash and marketable securities totaling $28,698,000.

     We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing manufacturing plant and office facilities for approximately the next 24-30 months. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units. Initial engineering on the leased space adjacent to our existing manufacturing facility is completed. This engineering indicates an additional capacity of 75,000 units could be developed in approximately 16-20 months at a cost of $26-30 million. Like a large-scale greenfield manufacturing facility, significant additional funding will be required before the smaller scale expansion facility could be completed. Northfield has not yet committed to the build-out of a smaller scale expansion facility. We view the smaller scale expansion facility as financially prudent yet large enough for commercial viability.

     After filing for product approval with the FDA, Northfield will focus on raising additional capital. We estimate that we will require at least $40 million in additional funding to build a smaller scale expansion facility (75,000 unit), fund the subsequent working capital needs and support an expanded manufacturing and marketing organization.

     We may issue additional equity or debt securities to the public or enter into collaborative arrangements with strategic partners which could provide us with additional funding or absorb expenses we would otherwise be required to pay. Any one or a combination of these sources may be utilized to raise the required funding. Business or market conditions may not be favorable which would cause a delay in the commercialization of our product.

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

ITEM 7(A) QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company currently does not have any foreign currency exchange risk. The Company invests its cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company's short-term investments, it believes that the financial market risk exposure is not material. A one percentage point decrease on an investable balance of $28.7 million would decrease interest income by $287,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the index to Financial Statements on page 20. See footnote 10 to the Financial Statements on page 35 for Supplementary Quarterly Data. These Financial Statements are incorporated by reference into this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON A ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have not had a disagreement on any matter of accounting principles or financial statement disclosure with our independent accountants during our 2001, 2000 or 1999 fiscal years.

                                    PART III

ITEMS 10 THROUGH 13.

     The information specified in Items 10 through 13 of Form 10-K has been omitted in accordance with instructions to Form 10-K. We expect to file with the Commission in August 2001, pursuant to Regulation 14A, a definitive proxy statement which will contain the information required to be included in Items 10 through 13 of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a) The following documents are filed as part of this report:

          (1) and (2) See the Index to Financial Statements on page 20.

          (3) See Description of Exhibits on page 36.

     b) None.

     c) See Description of Exhibits on page 36.

     d) None.

                       This page intentionally left blank

                              FINANCIAL STATEMENTS
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report................................      21
Balance Sheets, May 31, 2001 and 2000.......................      22
Statements of Operations, Years ended May 31, 2001, 2000 and
  1999 and the cumulative period from June 19, 1985
  (inception) through May 31, 2001..........................      23
Statements of Shareholders' Equity (Deficit), Years ended
  May 31, 2001, 2000 and 1999 and the cumulative period from
  June 19, 1985 (inception) through May 31, 2001............      24
Statements of Cash Flows, Years ended May 31, 2001, 2000,
  and 1999 and the cumulative period from June 19, 1985
  (inception) through May 31, 2001..........................      28
Notes to Financial Statements...............................      29

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Northfield Laboratories Inc.:

     We have audited the accompanying balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 2001 and 2000 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 2001 and for the cumulative period from June 19, 1985 (inception) through May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2001 and for the cumulative period from June 19, 1985 (inception) through May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                /s/ KPMG LLP

July 2, 2001
Chicago, Illinois

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS
                             MAY 31, 2001 AND 2000

                                                                    2001           2000
                                                                    ----           ----
                           ASSETS
Current assets:
  Cash......................................................    $  6,435,540     15,154,295
  Short-term marketable securities..........................      22,262,841     23,129,324
  Prepaid expenses..........................................         378,142        409,270
  Other current assets......................................         455,860        505,572
                                                                ------------    -----------
       Total current assets.................................      29,532,383     39,198,461
Property, plant, and equipment, net.........................       2,847,333      2,455,701
Other assets................................................         122,522         74,333
                                                                ------------    -----------
                                                                $ 32,502,238     41,728,495
                                                                ============    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,772,582      1,061,367
  Accrued expenses..........................................         153,905        174,009
  Accrued compensation and benefits.........................         261,213        250,570
                                                                ------------    -----------
       Total current liabilities............................       2,187,700      1,485,946
Other liabilities...........................................         166,860        147,717
                                                                ------------    -----------
       Total liabilities....................................       2,354,560      1,633,663
                                                                ------------    -----------
Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000
     shares; none issued and outstanding....................              --             --
  Common stock, $.01 par value. Authorized 30,000,000
     shares; issued and outstanding 14,265,875 and
     14,242,375 shares in 2001 and 2000, respectively.......         142,659        142,424
  Additional paid-in capital................................     117,503,271    117,276,051
  Deficit accumulated during the development stage..........     (87,498,252)   (77,323,643)
                                                                ------------    -----------
       Total shareholders' equity...........................      30,147,678     40,094,832
                                                                ------------    -----------
                                                                $ 32,502,238     41,728,495
                                                                ============    ===========

                See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MAY 31, 2001, 2000, AND 1999
                  AND THE CUMULATIVE PERIOD FROM JUNE 19, 1985
                        (INCEPTION) THROUGH MAY 31, 2001

                                                                                          CUMULATIVE
                                                                                             FROM
                                                       YEARS ENDED MAY 31,               JUNE 19, 1985
                                             ----------------------------------------       THROUGH
                                                 2001           2000          1999       MAY 31, 2001
                                                 ----           ----          ----       -------------
Revenues -- license income...............    $         --            --            --       3,000,000
                                             ------------    ----------    ----------     -----------
Costs and expenses:
  Research and development...............       9,436,992     9,192,833     7,660,763      78,577,405
  General and administrative.............       2,785,500     2,260,488     2,311,365      34,256,713
                                             ------------    ----------    ----------     -----------
                                               12,222,492    11,453,321     9,972,128     112,834,118
                                             ------------    ----------    ----------     -----------
Other income and expense:
  Interest income........................       2,047,883     2,286,251     2,555,795      22,419,100
  Interest expense.......................              --            --            --          83,234
                                             ------------    ----------    ----------     -----------
                                                2,047,883     2,286,251     2,555,795      22,335,866
                                             ------------    ----------    ----------     -----------
       Net loss..........................    $(10,174,609)   (9,167,070)   (7,416,333)    (87,498,252)
                                             ============    ==========    ==========     ===========
Net loss per share -- basic and
  diluted................................    $      (0.71)        (0.64)        (0.53)          (9.40)
                                             ============    ==========    ==========     ===========
Shares used in calculation of per share
  data -- basic and diluted..............      14,253,385    14,240,749    14,114,676       9,304,758
                                             ============    ==========    ==========     ===========

                See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
          YEARS ENDED MAY 31, 2001, 2000, AND 1999 AND THE CUMULATIVE
           PERIOD FROM JUNE 19, 1985 (INCEPTION) THROUGH MAY 31, 2001

                                                                                               COMMON STOCK
                                                                                          ----------------------
                                                                 NUMBER      AGGREGATE     NUMBER      AGGREGATE
                                                                OF SHARES     AMOUNT      OF SHARES     AMOUNT
                                                                ---------    ---------    ---------    ---------
Issuance of common stock on August 27, 1985.................         --       $    --     3,500,000     $35,000
Issuance of Series A convertible preferred stock at $4.00
  per share on August 27, 1985 (net of costs of issuance of
  $79,150)..................................................         --            --            --          --
Net loss....................................................         --            --            --          --
                                                                 ------       -------     ---------     -------
Balance at May 31, 1986.....................................         --            --     3,500,000      35,000
Net loss....................................................         --            --            --          --
Deferred compensation relating to grant of stock options....         --            --            --          --
Amortization of deferred compensation.......................         --            --            --          --
                                                                 ------       -------     ---------     -------
Balance at May 31, 1987.....................................         --            --     3,500,000      35,000
Issuance of Series B convertible preferred stock at $35.68
  per share on August 14, 1987 (net of costs of issuance of
  $75,450)..................................................         --            --            --          --
Net loss....................................................         --            --            --          --
Amortization of deferred compensation.......................         --            --            --          --
                                                                 ------       -------     ---------     -------
Balance at May 31, 1988.....................................         --            --     3,500,000      35,000
Issuance of common stock at $24.21 per share on June 7, 1988
  (net of costs of issuance of $246,000)....................         --            --       413,020       4,130
Conversion of Series A convertible preferred stock to common
  stock on June 7, 1988.....................................         --            --     1,250,000      12,500
Conversion of Series B convertible preferred stock to common
  stock on June 7, 1988.....................................         --            --     1,003,165      10,032
Exercise of stock options at $2.00 per share................         --            --        47,115         471
Issuance of common stock at $28.49 per share on March 6,
  1989 (net of costs of issuance of $21,395)................         --            --       175,525       1,755
Issuance of common stock at $28.49 per share on March 30,
  1989 (net of costs of issuance of $10,697)................         --            --        87,760         878
Sale of options at $28.29 per share to purchase common stock at $.20 per share on March 30, 1989 (net of costs of
  issuance of $4,162).......................................         --            --            --          --
Net loss....................................................         --            --            --          --
Deferred compensation relating to grant of stock options....         --            --            --          --
Amortization of deferred compensation.......................         --            --            --          --
                                                                 ------       -------     ---------     -------
Balance at May 31, 1989.....................................         --            --     6,476,585      64,766
Net loss....................................................         --            --            --          --
Deferred compensation relating to grant of stock options....         --            --            --          --
Amortization of deferred compensation.......................         --            --            --          --
                                                                 ------       -------     ---------     -------
Balance at May 31, 1990.....................................         --            --     6,476,585      64,766
Net loss....................................................         --            --            --          --
Amortization of deferred compensation.......................         --            --            --          --
                                                                 ------       -------     ---------     -------
Balance at May 31, 1991.....................................         --            --     6,476,585      64,766
Exercise of stock warrants at $5.60 per share...............         --            --        90,000         900
Net loss....................................................         --            --            --          --
Amortization of deferred compensation.......................         --            --            --          --
                                                                 ------       -------     ---------     -------
Balance at May 31, 1992.....................................         --            --     6,566,585      65,666
Exercise of stock warrants at $7.14 per share...............         --            --        15,000         150
Issuance of common stock at $15.19 per share on April 19,
  1993 (net of costs of issuance of $20,724)................         --            --       374,370       3,744
Net loss....................................................         --            --            --          --
Amortization of deferred compensation.......................         --            --            --          --
                                                                 ------       -------     ---------     -------
Balance at May 31, 1993.....................................         --       $    --     6,955,955     $69,560
                                                                 ======       =======     =========     =======

    SERIES A CONVERTIBLE    SERIES B CONVERTIBLE                   DEFICIT
       PREFERRED STOCK         PREFERRED STOCK                   ACCUMULATED                      TOTAL
    ---------------------   ---------------------   ADDITIONAL   DURING THE                   SHAREHOLDERS'
     NUMBER     AGGREGATE    NUMBER     AGGREGATE    PAID-IN     DEVELOPMENT     DEFERRED        EQUITY
    OF SHARES    AMOUNT     OF SHARES    AMOUNT      CAPITAL        STAGE      COMPENSATION     (DEFICIT)
    ---------   ---------   ---------   ---------   ----------   -----------   ------------   -------------
          --    $      --         --    $      --      (28,000)           --            --          7,000
     250,000      250,000         --           --      670,850            --            --        920,850
          --           --         --           --           --      (607,688)           --       (607,688)
    --------    ---------   --------    ---------   ----------   -----------    ----------     ----------
     250,000      250,000         --           --      642,850      (607,688)           --        320,162
          --           --         --           --           --    (2,429,953)           --     (2,429,953)
          --           --         --           --    2,340,000            --    (2,340,000)            --
          --           --         --           --           --            --       720,000        720,000
    --------    ---------   --------    ---------   ----------   -----------    ----------     ----------
     250,000      250,000         --           --    2,982,850    (3,037,641)   (1,620,000)    (1,389,791)
          --           --    200,633      200,633    6,882,502            --            --      7,083,135
          --           --         --           --           --    (3,057,254)           --     (3,057,254)
          --           --         --           --           --            --       566,136        566,136
    --------    ---------   --------    ---------   ----------   -----------    ----------     ----------
     250,000      250,000    200,633      200,633    9,865,352    (6,094,895)   (1,053,864)     3,202,226
          --           --         --           --    9,749,870            --            --      9,754,000
    (250,000)    (250,000)        --           --      237,500            --            --             --
          --           --   (200,633)    (200,633)     190,601            --            --             --
          --           --         --           --       93,759            --            --         94,230
          --           --         --           --    4,976,855            --            --      4,978,610
          --           --         --           --    2,488,356            --            --      2,489,234
          --           --         --           --    7,443,118            --            --      7,443,118
          --           --         --           --           --      (791,206)           --       (791,206)
          --           --         --           --      683,040            --      (683,040)            --
          --           --         --           --           --            --       800,729        800,729
    --------    ---------   --------    ---------   ----------   -----------    ----------     ----------
          --           --         --           --   35,728,451    (6,886,101)     (936,175)    27,970,941
          --           --         --           --           --    (3,490,394)           --     (3,490,394)
          --           --         --           --      699,163            --      (699,163)            --
          --           --         --           --           --            --       546,278        546,278
    --------    ---------   --------    ---------   ----------   -----------    ----------     ----------
          --           --         --           --   36,427,614   (10,376,495)   (1,089,060)    25,026,825
          --           --         --           --           --    (5,579,872)           --     (5,579,872)
          --           --         --           --           --            --       435,296        435,296
    --------    ---------   --------    ---------   ----------   -----------    ----------     ----------
          --           --         --           --   36,427,614   (15,956,367)     (653,764)    19,882,249
          --           --         --           --      503,100            --            --        504,000
          --           --         --           --           --    (7,006,495)           --     (7,006,495)
          --           --         --           --           --            --       254,025        254,025
    --------    ---------   --------    ---------   ----------   -----------    ----------     ----------
          --           --         --           --   36,930,714   (22,962,862)     (399,739)    13,633,779
          --           --         --           --      106,890            --            --        107,040
          --           --         --           --    5,663,710            --            --      5,667,454
          --           --         --           --           --    (8,066,609)           --     (8,066,609)
          --           --         --           --           --            --       254,025        254,025
    --------    ---------   --------    ---------   ----------   -----------    ----------     ----------
          --    $      --         --    $      --   42,701,314   (31,029,471)     (145,714)    11,595,689
    ========    =========   ========    =========   ==========   ===========    ==========     ==========

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
          YEARS ENDED MAY 31, 2001, 2000, AND 1999 AND THE CUMULATIVE
           PERIOD FROM JUNE 19, 1985 (INCEPTION) THROUGH MAY 31, 2001

                                                                   PREFERRED STOCK             COMMON STOCK
                                                                ----------------------    -----------------------
                                                                 NUMBER      AGGREGATE      NUMBER      AGGREGATE
                                                                OF SHARES     AMOUNT      OF SHARES      AMOUNT
                                                                ---------    ---------    ---------     ---------
Net loss....................................................          --      $    --             --    $     --
Issuance of common stock at $6.50 per share on May 26, 1994
  (net of costs of issuance of $2,061,149)..................          --           --      2,500,000      25,000
Cancellation of stock options...............................          --           --             --          --
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1994.....................................          --           --      9,455,955      94,560
Net loss....................................................          --           --             --          --
Issuance of common stock at $6.50 per share on June 20, 1994
  (net of issuance costs of $172,500).......................          --           --        375,000       3,750
Exercise of stock options at $7.14 per share................          --           --         10,000         100
Exercise of stock options at $2.00 per share................          --           --        187,570       1,875
Cancellation of stock options...............................          --           --             --          --
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1995.....................................          --           --     10,028,525     100,285
Net loss....................................................          --           --             --          --
Issuance of common stock at $17.75 per share on August 9,
  1995 (net of issuance costs of $3,565,125)................          --           --      2,925,000      29,250
Issuance of common stock at $17.75 per share on September
  11, 1995 (net of issuance costs of $423,238)..............          --           --        438,750       4,388
Exercise of stock options at $2.00 per share................          --           --        182,380       1,824
Exercise of stock options at $6.38 per share................          --           --          1,500          15
Exercise of stock options at $7.14 per share................          --           --         10,000         100
Cancellation of stock options...............................          --           --             --          --
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1996.....................................          --           --     13,586,155     135,862
Net loss....................................................          --           --             --          --
Exercise of stock options at $0.20 per share................          --           --        263,285       2,633
Exercise of stock options at $2.00 per share................          --           --        232,935       2,329
Exercise of stock options at $7.14 per share................          --           --         10,000         100
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1997.....................................          --           --     14,092,375     140,924
Net loss....................................................          --           --             --          --
Exercise of stock options at $7.14 per share................          --           --          5,000          50
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1998.....................................          --           --     14,097,375     140,974
Net loss....................................................          --           --             --          --
Non-cash compensation.......................................          --           --             --          --
Exercise of stock options at $7.14 per share................          --           --         17,500         175
Exercise of stock warrants at $8.00 per share...............          --           --        125,000       1,250
                                                                 -------      -------     ----------    --------
Balance at May 31, 1999.....................................          --           --     14,239,875     142,399
Net loss....................................................          --           --             --          --
Non-cash compensation.......................................          --           --             --          --
Exercise of stock options at $13.38 per share...............          --           --          2,500          25
                                                                 -------      -------     ----------    --------
Balance at May 31, 2000.....................................          --           --     14,242,375     142,424
Net loss....................................................          --           --             --          --
Exercise of stock options at $6.38 per share................          --           --          6,000          60
Exercise of stock options at $10.81 per share...............          --           --         17,500         175
                                                                 -------      -------     ----------    --------
Balance at May 31, 2001.....................................          --      $    --     14,265,875    $142,659
                                                                 =======      =======     ==========    ========

                See accompanying notes to financial statements.

     SERIES A CONVERTIBLE    SERIES B CONVERTIBLE                    DEFICIT
       PREFERRED STOCK          PREFERRED STOCK                    ACCUMULATED                      TOTAL
    ----------------------   ---------------------   ADDITIONAL    DURING THE                   SHAREHOLDERS'
      NUMBER     AGGREGATE    NUMBER     AGGREGATE     PAID-IN     DEVELOPMENT     DEFERRED        EQUITY
    OF SHARES     AMOUNT     OF SHARES    AMOUNT       CAPITAL        STAGE      COMPENSATION     (DEFICIT)
    ---------    ---------   ---------   ---------   ----------    -----------   ------------   -------------
            --   $     --          --    $     --             --    (7,363,810)         --        (7,363,810)
            --         --          --          --     14,163,851            --          --        14,188,851
            --         --          --          --        (85,400)           --      85,400                --
            --         --          --          --             --            --         267               267
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --     56,779,765   (38,393,281)    (60,047)       18,420,997
            --         --          --          --             --    (7,439,013)         --        (7,439,013)
            --         --          --          --      2,261,250            --          --         2,265,000
            --         --          --          --         71,300            --          --            71,400
            --         --          --          --        373,264            --          --           375,139
            --         --          --          --       (106,750)           --     106,750                --
            --         --          --          --             --            --     (67,892)          (67,892)
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --     59,378,829   (45,832,294)    (21,189)       13,625,631
            --         --          --          --             --    (4,778,875)         --        (4,778,875)
            --         --          --          --     48,324,374            --          --        48,353,624
            --         --          --          --      7,360,187            --          --         7,364,575
            --         --          --          --        362,937            --          --           364,761
            --         --          --          --          9,555            --          --             9,570
            --         --          --          --         71,300            --          --            71,400
            --         --          --          --        (80,062)           --      80,062                --
            --         --          --          --             --            --     (62,726)          (62,726)
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    115,427,120   (50,611,169)     (3,853)       64,947,960
            --         --          --          --             --    (4,245,693)         --        (4,245,693)
            --         --          --          --         50,025            --          --            52,658
            --         --          --          --        463,540            --          --           465,869
            --         --          --          --         71,300            --          --            71,400
            --         --          --          --             --            --       2,569             2,569
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    116,011,985   (54,856,862)     (1,284)       61,294,763
            --         --          --          --             --    (5,883,378)         --        (5,883,378)
            --         --          --          --         35,650            --          --            35,700
            --         --          --          --             --            --       1,284             1,284
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    116,047,635   (60,740,240)         --        55,448,369
            --         --          --          --             --    (7,416,333)         --        (7,416,333)
            --         --          --          --         14,354            --                        14,354
            --         --          --          --        124,775            --          --           124,950
            --         --          --          --        998,750            --          --         1,000,000
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    117,185,514   (68,156,573)         --        49,171,340
            --         --          --          --             --    (9,167,070)         --        (9,167,070)
            --         --          --          --         57,112            --          --            57,112
            --         --          --          --         33,425            --          --            33,450
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    117,276,051   (77,323,643)         --        40,094,832
            --         --          --          --             --   (10,174,609)         --       (10,174,609)
            --         --          --          --         38,220            --          --            38,280
            --         --          --          --        189,000            --          --           189,175
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --   $     --          --    $     --    117,503,271   (87,498,252)         --        30,147,678
    ==========   ========    ========    ========    ===========   ===========     =======       ===========

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 2001, 2000, AND 1999
                  AND THE CUMULATIVE PERIOD FROM JUNE 19, 1985
                        (INCEPTION) THROUGH MAY 31, 2001

                                                                                        CUMULATIVE
                                                                                           FROM
                                                      YEARS ENDED MAY 31,              JUNE 19, 1985
                                            ----------------------------------------      THROUGH
                                                2001          2000          1999       MAY 31, 2001
                                                ----          ----          ----       -------------
Cash flows from operating activities:
  Net loss................................  $(10,174,609)   (9,167,070)   (7,416,333)   (87,498,252)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization......       819,828       790,563       489,773     15,468,457
       Non-cash compensation..............            --        88,378        14,354      3,552,723
       Loss on sale of equipment..........            --            --            --         66,359
       Changes in assets and liabilities:
          Prepaid expenses................        31,128      (107,030)       21,811       (587,353)
          Other current assets............        49,712      (237,142)     (259,940)    (2,352,111)
          Other assets....................       (49,201)           --            --        (42,248)
          Accounts payable................       711,215      (263,663)      287,763      1,772,582
          Accrued expenses................       (20,104)       53,385        39,102        153,905
          Accrued compensation and
            benefits......................        10,643        29,570       (32,345)       261,213
          Other liabilities...............        19,143        23,015        25,726        166,860
                                            ------------   -----------   -----------   ------------
            Net cash used in operating
               activities.................    (8,602,245)   (8,789,994)   (6,830,089)   (69,037,865)
                                            ------------   -----------   -----------   ------------
Cash flows from investing activities:
  Purchase of property, plant, equipment,
     and capitalized engineering costs....    (1,210,448)   (2,307,390)     (238,223)   (18,251,250)
  Proceeds from sale of land and
     equipment............................            --     1,786,436            --      1,863,023
  Proceeds from matured marketable
     securities...........................    24,148,171    21,549,200    49,049,200    379,538,152
  Proceeds from sale of marketable
     securities...........................            --            --            --      7,141,656
  Purchase of marketable securities.......   (23,281,688)  (22,973,075)  (43,723,747)  (408,942,650)
                                            ------------   -----------   -----------   ------------
            Net cash provided by (used in)
               investing activities.......      (343,965)   (1,944,829)    5,087,230    (38,651,069)
                                            ------------   -----------   -----------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common
     stock................................       227,455        33,450     1,124,950    103,749,383
  Payment of common stock issuance
     costs................................            --            --            --     (5,072,012)
  Proceeds from issuance of preferred
     stock................................            --            --            --      6,644,953
  Proceeds from sale of stock options to
     purchase common shares...............            --            --            --      7,443,118
  Proceeds from issuance of notes
     payable..............................            --            --            --      1,500,000
  Repayment of notes payable..............            --            --            --       (140,968)
                                            ------------   -----------   -----------   ------------
            Net cash provided by financing
               activities.................       227,455        33,450     1,124,950    114,124,474
                                            ------------   -----------   -----------   ------------
            Net (decrease) increase in
               cash.......................    (8,718,755)  (10,701,373)     (617,909)     6,435,540
Cash at beginning of period...............    15,154,295    25,855,668    26,473,577             --
                                            ------------   -----------   -----------   ------------
Cash at end of period.....................  $  6,435,540    15,154,295    25,855,668      6,435,540
                                            ============   ===========   ===========   ============

                See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                         NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2001 AND 2000

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

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally five to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the term of the lease, generally eight to ten years.

CAPITALIZED ENGINEERING COSTS

     Capitalized engineering costs include design and other initial engineering studies relating to a commercial scale facility. During fiscal 2001 and 2000 the Company capitalized $0 and $359,649, of such engineering costs, respectively. These costs are being amortized over a three year period, the expected period of benefit. For the years ended May 31, 2001 and 2000, and 1999, total amortization cost recorded was $120,000, and $379,674, and 185,544 respectively.

COMPUTATION OF NET LOSS PER SHARE

     Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common equivalent shares. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the effect of unexercised common equivalent shares, if their inclusion is not antidilutive. Because the Company reported a net loss for the years ended May 31, 2001, 2000, and 1999 and the cumulative period from June 19, 1985 (inception) through May 31, 2001, basic and diluted per share amounts are the same.

     Had the Company reported net earnings for the years ended May 31, 2001, 2000, and 1999 and the cumulative period from June 19, 1985 (inception) through May 31, 2001, the weighted average number of shares outstanding would have been diluted by the following common equivalent securities (not assuming the effects of applying the treasury stock method):

                                                                          CUMULATIVE
                                                                             FROM
                                                                         JUNE 19, 1985
                                                                            THROUGH
                                         2001       2000       1999      MAY 31, 2001
                                         ----       ----       ----      -------------
Stock options.......................    603,000    594,350    539,250       571,848
Warrants............................         --         --    118,836        76,250
                                        -------    -------    -------       -------
                                        603,000    594,250    658,086       648,098
                                        =======    =======    =======       =======

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

     The fair values of financial instruments, which consist of marketable securities (note 2), were not materially different from their carrying values at May 31, 2001 and 2000.

(2) MARKETABLE SECURITIES

     The fair market value of the Company's marketable securities was $22,464,045 at May 31, 2001, which included gross unrealized holding gains of $201,204. The fair market value of the Company's marketable securities was $23,022,457 at May 31, 2000, which included gross unrealized holding losses of $106,867.

     At May 31, 2001, all of the Company's marketable securities were scheduled to mature in less than one year.

(3) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment, at cost, less accumulated depreciation and amortization, is summarized as follows as of May 31, 2001 and 2000:

                                             USEFUL LIFE        2001           2000
                                             -----------        ----           ----
Manufacturing equipment..................      5 years       $ 9,331,865     9,257,650
Laboratory equipment.....................      5 years         1,330,425     1,330,425
Office furniture and equipment...........      7 years           671,778       671,778
Computer equipment.......................      3 years            87,515       187,160
Leasehold improvements...................     Lease term       1,621,332     1,596,927
Capitalized engineering costs............      3 years           924,867       924,867
                                                             -----------    ----------
                                                              13,967,782    13,968,807
Less accumulated depreciation and
  amortization...........................                     11,120,449    11,513,106
                                                             -----------    ----------
                                                             $ 2,847,333     2,455,701
                                                             ===========    ==========

     Depreciation and amortization expense amounted to $818,816, $789,551, and $479,595 for the years ended May 31, 2001, 2000, and 1999, respectively. During the fiscal year ended May 31, 2001, the Company disposed of $1,211,473 of fully depreciated capital equipment.

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

     During the year ended May 31, 2001, the Company issued 23,500 additional shares of common stock upon the exercise of stock options for cash at $6.38 and $10.81 per share, for net proceeds of $227,455.

(5) INCOME TAXES

     As a result of losses incurred to date, the Company has not provided for income taxes. As of May 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $88,000,000, which are available to offset future taxable income, if any, through 2002 to 2021. Deferred tax assets primarily resulted from net operating loss carryforwards and differences in the recognition of research and development, compensatory stock options, and depreciation expenses and the tax benefit from the exercise of stock options. Additionally, the Company had approximately $2,500,000 of research and experimentation tax credits and investment tax credits available to reduce future income taxes through 2021.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     The net deferred tax assets as of May 31, 2001 and 2000 are summarized as follows:

                                                           2001           2000
                                                           ----           ----
Deferred tax assets:
  Net operating loss carryforwards.................    $ 34,200,000     30,400,000
  Tax credit carryforwards.........................       2,500,000      2,200,000
  Deferred compensation............................              --      1,400,000
  Other............................................         900,000        800,000
                                                       ------------    -----------
                                                         37,600,000     34,800,000
Valuation allowance................................     (37,600,000)   (34,800,000)
                                                       ------------    -----------
       Net deferred tax asset......................    $         --             --
                                                       ============    ===========

     The net change in the valuation allowance during fiscal 2001, 2000, and 1999 was an increase of $2,800,000, $4,400,000, and $2,600,000, respectively.

(6) STOCK OPTION PLAN

     The Company's Restated Nonqualified Stock Option Plan (the Employee Stock Option Plan) lapsed on September 30, 1996. Following the termination of the plan, all options outstanding prior to the plan termination may be exercised in accordance with their terms. As of May 31, 2000, options to purchase a total of 77,000 shares of the Company's common stock at prices of $6.38 and $15.19 per share were outstanding under the Employee Stock Option Plan. These options expire in 2003 and 2004, ten years after the date of grant.

     With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the 1996 Option Plan). This plan provides for the granting of stock options to the Company's directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the year ended May 31, 2001, the Company granted 64,000 options to purchase shares of common stock at $10.66 and $15.41 per share. During the year ended May 31, 2000, the Company granted 15,000 options to purchase shares of common stock at $12.88 per share, which was below the fair market value of a share of common stock at $15.69 at the date of grant. The above mentioned options expire ten years after the date of grant.

     With an effective date of June 1, 1999, the Company established the Northfield Laboratories Inc. 1999 Stock Option Plan (the 1999 Option Plan). This plan provides for the granting of stock options to the Company's directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1999 Option Plan. During the year ended May 31, 2001, the Company granted 60,000 options to purchase shares of common stock at $10.88 per share. These options expire in 2011, ten years after the date of the grant. During the year ended May 31, 2000, the Company did not grant any options under this plan.

     In September 1994, the Company adopted the Nonqualified Stock Option Plan for Outside Directors (Directors Plan) which provides for the granting of nonqualified stock options to directors of the Company who are neither employees of nor consultants to the Company and who were not directors of the Company prior to June 1, 1994. Stock options to purchase a total of 200,000 shares of common stock are available under the Directors Plan. During the year ended May 31, 2001, the Company granted 15,000 options to purchase shares of common stock at $11.18 per share. These shares expire in 2011. During the year ended May 31, 2000, the Company granted no options to purchase shares of common stock.

     The Company applies the intrinsic value method to account for options granted to directors, officers, and key employees under the plans. Accordingly, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for the Company's stock option plans been determined using the fair value method, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                 2001           2000          1999
                                                 ----           ----          ----
Net loss as reported.....................    $(10,174,609)   (9,167,070)   (7,416,333)
Pro forma................................     (10,854,076)   (9,727,924)   (8,175,218)
Net loss per share as reported...........           (0.71)        (0.64)        (0.53)
Pro forma................................           (0.76)        (0.68)        (0.58)
                                             ============    ==========    ==========

     For purposes of calculating the compensation cost consistent with using the fair value method, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000, and 1999:

                                                 2001            2000            1999
                                                 ----            ----            ----
Expected volatility........................         67.0%           60.2%           58.5%
Risk-free interest rate....................          5.4%            5.3%            5.9%
Dividend yield.............................           --              --              --
Expected lives.............................    7.0 years       6.7 years       6.7 years
                                               =========       =========       =========

     Additional information on shares subject to options is as follows:

                                                 2001                   2000                   1999
                                          -------------------    -------------------    -------------------
                                                     WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                          OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                          -------    --------    -------    --------    -------    --------
Outstanding at beg of year............    565,500     $11.64     623,000     $11.41     455,500     $11.49
Granted...............................    139,000      11.97      15,000      12.88     185,000      10.81
Exercised.............................     23,500       9.68       2,500      13.38      17,500       7.14
Canceled..............................     40,500      13.82      70,000       9.76          --         --
                                          -------     ------     -------     ------     -------     ------
Outstanding at end of year............    640,500     $11.65     565,500     $11.64     623,000     $11.41
                                          =======     ======     =======     ======     =======     ======
Options exercisable at year end.......    423,250     $11.56     404,250     $11.66     338,000     $11.62
                                          =======     ======     =======     ======     =======     ======
Weighted-average fair value of options
  granted during the year.............    $  8.27                $ 10.62                $  6.86

     The following table summarizes information about stock options outstanding at May 31, 2001:

                                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                               --------------------------------------    -----------------------
                                                               WEIGHTED
                                                                AVERAGE      WEIGHTED      OPTIONS      WEIGHTED
                                                               REMAINING     AVERAGE     EXERCISABLE    AVERAGE
                 RANGE OF                        NUMBER       CONTRACTUAL    EXERCISE    AT MAY 31,     EXERCISE
              EXERCISE PRICES                  OUTSTANDING       LIFE         PRICE         2001         PRICE
              ---------------                  -----------    -----------    --------    -----------    --------
$ 6.38 -- 10.81............................      354,000         6.55         $10.43       262,000       $10.32
 10.88 -- 15.41............................      286,500         7.16          13.17       161,250        13.58
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

(8) LEASES

     Rent expense amounted to $809,721, $747,055, and $499,491 for the years ended May 31, 2001, 2000, and 1999, respectively.

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

     The Company has renewed the lease for its research and manufacturing facility which now expires in August 2004. The terms of the renewed lease are substantially the same as the original lease. The lease is collateralized by a $49,200 security deposit as of May 31, 2001.

     At May 31, 2001, future minimum lease payments under the operating leases are as follows:

                        YEARS ENDING
                          MAY 31,                                 AMOUNT
                        ------------                              ------
2002........................................................    $  554,986
2003........................................................       578,588
2004........................................................       588,234
2005........................................................       382,957
2006 and thereafter.........................................       226,188
                                                                ----------
                                                                $2,330,953
                                                                ==========

(9) EMPLOYEE BENEFIT PLAN

     Effective January 1, 1994, the Company established a defined contribution 401(k) savings plan covering each employee of the Company satisfying certain minimum length of service requirements. Matching contributions to the accounts of plan participants are made by the Company in an amount equal to 33% of each plan participant's before-tax contribution, subject to certain maximum contribution limitations, and are made at the discretion of the Company. Expenses incurred under this plan for Company contributions for the years ended May 31, 2001, 2000, and 1999 amounted to $145,051, $129,496, and $118,167, respectively.

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table shows our quarterly unaudited financial information for the eight quarters ended May 31, 2001. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management's opinion this information reflects fairly, in all material respects, the results of its operations. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See "Risk Factors" in the body of this document.

                                                                             QUARTER ENDED
                                       ------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       AUG. 31,    NOV. 30,    FEB. 29,    MAY 31,    AUG. 31,    NOV. 30,    FEB. 28,    MAY 31,
                                         1999        1999        2000       2000        2000        2000        2001       2001
                                       --------    --------    --------    -------    --------    --------    --------    -------
Revenues...........................    $    --          --          --         --          --          --          --         --
Costs and Expenses:
    Research and Development.......      2,124       2,362       2,365      2,342       2,238       2,237       2,489      2,473
    General and Administrative.....        485         524         657        594         870         558         620        738
                                       -------      ------      ------     ------      ------      ------      ------     ------
                                         2,609       2,886       3,022      2,936       3,108       2,795       3,109      3,211
Other income and expense:
  Interest Income..................        570         579         558        579         590         552         505        401
  Interest Expense.................         --          --          --         --          --          --          --         --
                                       -------      ------      ------     ------      ------      ------      ------     ------
Net loss...........................    $(2,039)     (2,307)     (2,464)    (2,357)     (2,518)     (2,243)     (2,604)    (2,810)
Net loss per share - basic and
  diluted..........................    $ (0.14)      (0.16)      (0.17)     (0.17)      (0.18)      (0.16)      (0.18)     (0.20)
Shares used in calculation of per
  share data - basic and diluted...     14,240      14,240      14,241     14,242      14,242      14,242      14,263     14,266

                                    EXHIBITS

NUMBER                            DESCRIPTION
------                            -----------
 3.1      Restated Certificate of Incorporation of the Registrant
          (incorporated herein by reference to Exhibit 3.2 to the
          Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 25, 1994,
          File No. 33-76856 (the "Registration Statement"))
 3.2      Certificate of Amendment to Certificate of Incorporation of
          the Registrant (incorporated herein by reference to Exhibit
          3.1.1 to the Registrant's Quarterly Report on Form 10-Q for
          the Registrant's quarter ended November 30, 1999)
 3.3      Restated Bylaws of the Registrant (incorporated herein by
          reference to Exhibit 3.4 to the Registration Statement)
10.1      Office Sublease dated as of April 20, 1993 between the
          Registrant and First Illinois Bank of Evanston, N.A., as
          Trustee (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)
10.2      Amendment to Lease dated as of January 7, 1998 between the
          Registrant and First Illinois Bank of Evanston, N.A.
          (incorporated herein by reference to Exhibit 10.1.1 to the
          Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended February 28, 1998)
10.3      Lease dated as of June 8, 1989 between the Registrant and
          OTR (incorporated by reference to Exhibit 10.2 to the
          Registration Statement)
10.4      Amendment to Lease dated as of May 6, 1998 between the
          Registrant and OTR (incorporated herein by reference to
          Exhibit 10.11 to the Registrant's Annual Report on Form 10-K
          for the Registrant's fiscal year ended May 31, 1998)
10.5      Third Amendment to Lease dated as of September 16, 1999
          between the Registrant and OTR (incorporated be reference to
          Exhibit 10.4.1 to the Registrant's Quarterly Report on Form
          10-Q for the Registrant's quarter ended November 30, 1999)
10.6      License Agreement dated as of March 6, 1989 between the
          Registrant and KabiVitrum AB (predecessor of Pharmacia &
          Upjohn Inc.) (incorporated herein by reference to Exhibit
          10.6 to the Registration Statement)
10.7      License Agreement dated as of July 20, 1990 between the
          Registrant and Eriphyle BV (incorporated herein by reference to Exhibit 10.7 to the Registration Statement)
10.8*     Northfield Laboratories Inc. 401(K) Plan (incorporated
          herein by reference to Exhibit 10.14 to the Registration
          Statement)
10.9*     Northfield Laboratories Inc. Nonqualified Stock Option Plan
          for Outside Directors (incorporated herein by reference to
          Exhibit 10.15 to the Registrant's Annual Report on Form 10-K
          for the Registrant's fiscal year ended May 31, 1994)
10.10*    Northfield Laboratories Inc. 1996 Stock Option Plan
          (incorporated herein by reference to Exhibit 10.5.1 to the
          Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended November 30, 1997)
10.11*    Northfield Laboratories Inc. 1999 Stock Option Plan
          (incorporated herein by reference to Exhibit 10.10 to the
          Registrant's Annual Report on Form 10-K for the Registrant's
          fiscal year ended May 31, 1999)
10.12*    Employment Agreement dated as of January 1, 2001 between the
          Registrant and Richard E. DeWoskin (incorporated herein by reference to Exhibit 10.15 to the Registrant's Quarterly
          Report on Form 10-Q for the Registrant's quarter ended
          February 28, 2001)
10.13*    Employment Agreement dated as of January 1, 2001 between the
          Registrant and Steven A. Gould, M.D. (incorporated herein by reference to Exhibit 10.16 to the Registrant's Quarterly
          Report on Form 10-Q for the Registrant's quarter ended
          February 28, 2001)

NUMBER                            DESCRIPTION
------                            -----------
10.14*    Employment Agreement dated as of January 1, 2001 between the
          Registrant and Jack Kogut (incorporated herein by reference to Exhibit 10.17 to the Registrant's Quarterly Report on
          Form 10-Q for the Registrant's quarter ended February 28,
          2001)
10.15     Form of Indemnification Agreement -- Director and Executive
          Officer, (incorporated herein by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended February 28, 2001)
10.16     Form of Indemnification Agreement -- Director, (incorporated herein by reference to Exhibit 10.19 to the Registrant's
          Quarterly Report on Form 10-Q for the Registrant's quarter ended February 28, 2001)
10.17     Form of Indemnification Agreement -- Executive Officer,
          (incorporated herein by reference to Exhibit 10.20 to the
          Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended February 28, 2001)
23.1      Consent of KPMG LLP

-------------------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 3, 2001.

                                          NORTHFIELD LABORATORIES INC.

                                          By: /s/ RICHARD E. DEWOSKIN
                                            ------------------------------------
                                            Richard E. DeWoskin
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 3, 2001.

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