Form 10-Q
period 2001-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 2001-10-15
CIK 920947

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE PERIOD ENDED AUGUST 31, 2001

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

AS OF AUGUST 31, 2001, REGISTRANT HAD 14,265,875 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 2001, and the related statements of operations and cash flows for the three-month periods ended August 31, 2001 and 2000 and for the period from June 19, 1985 (inception) through August 31, 2001. We have also reviewed the statements of shareholders' equity (deficit) for the three-month period ended August 31, 2001 and for the period from June 19, 1985 (inception) through August 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Northfield Laboratories Inc. as of May 31, 2001, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2001 (not presented herein); and in our report dated July 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2001 and in the accompanying statement of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statement from which it has been derived.


/s/ KPMG LLP

October 1, 2001
Chicago, Illinois

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                        August 31, 2001 and May 31, 2001



                                                                        AUGUST 31,        MAY 31,
                                      ASSETS                               2001            2001
                                                                      -------------    -------------
                                                                       (unaudited)
Current assets:
  Cash                                                                $   4,491,306        6,435,540
  Marketable securities                                                  21,583,289       22,262,841
  Prepaid expenses                                                          269,817          378,142
  Other current assets                                                      145,896          455,860
                                                                       -------------   --------------

Total current assets                                                     26,490,308       29,532,383

Property, plant, and equipment, net                                       2,694,355        2,847,333
Other assets                                                                122,269          122,522
                                                                       -------------   --------------

                                                                      $  29,306,932       32,502,238
                                                                       =============   ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $   1,075,921        1,772,582
  Accrued expenses                                                          462,058          153,905
  Accrued compensation and benefits                                         641,233          261,213
                                                                       -------------   --------------

Total current liabilities                                                 2,179,212        2,187,700

Other liabilities                                                           170,614          166,860
                                                                       -------------   --------------

Total liabilities                                                         2,349,826        2,354,560
                                                                       -------------   --------------

Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares;
    none issued and outstanding                                                  --               --
  Common stock, $.01 par value. Authorized 30,000,000 shares;
    issued and outstanding 14,265,875 at August 31, 2001 and
    May 31, 2001                                                            142,659          142,659
  Additional paid-in capital                                            117,503,271      117,503,271
  Deficit accumulated during the development stage                     (90,688,824)     (87,498,252)
                                                                       -------------   --------------

Total shareholders' equity                                               26,957,106       30,147,678
                                                                       -------------   --------------

                                                                      $  29,306,932       32,502,238
                                                                       =============   ==============

See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

         Three months ended August 31, 2001 and 2000 and for the period from June 19, 1985 (inception) through August 31, 2001

                                                                            Cumulative
                                                 Three months ended            from
                                                     August 31,            June 19, 1985
                                            ---------------------------       through
                                                  2001             2000   August 31, 2001
                                            -------------   ------------  ---------------
                                             (unaudited)     (unaudited)    (unaudited)
Revenues - license income                   $         --              --     3,000,000
                                             ------------   ------------  ---------------
Costs and expenses:
    Research and development                   2,648,674      2,237,582     81,226,079
    General and administrative                   842,960        869,876     35,099,673
                                             ------------   ------------  ---------------

                                               3,491,634      3,107,458    116,325,752
                                             ------------   ------------  ---------------

Other income and expense:
    Interest income                              301,062        589,538     22,720,162
    Interest expense                                  --             --         83,234
                                             ------------   ------------  ---------------

                                                 301,062        589,538     22,636,928
                                             ------------   ------------  ---------------

Net loss                                    $ (3,190,572)    (2,517,920)   (90,688,824)
                                             ============   ============  ===============

Net loss per share - basic and diluted      $      (0.22)         (0.18)         (9.67)
                                             ============   ============  ===============

Shares used in calculation of
    per share data - basic and diluted        14,265,875     14,242,375      9,382,806
                                             ============   ============  ===============

See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

              Three months ended August 31, 2001 and for the period
             from June 19, 1985 (inception) through August 31, 2001


                                                                                                          Series A convertible
                                                                             Common stock                    preferred stock
                                                               ----------------------------------------   --------------------
                                                                 Number   Aggregate   Number  Aggregate     Number   Aggregate
                                                               of shares   amount   of shares  amount     of shares   amount
                                                               --------- ---------- --------- ---------   ---------  ---------
Issuance of common stock on August 27, 1985                        --    $    --    3,500,000 $  35,000         --  $      --
Issuance of Series A convertible preferred stock at
  $4.00 per share on August 27, 1985 (net of costs of
  issuance of $79,150)                                             --         --           --        --    250,000    250,000
Net loss                                                           --         --           --        --         --         --
                                                                  ------   ------   ----------  ---------  --------   --------

Balance at May 31, 1986                                            --         --    3,500,000    35,000    250,000    250,000
Net loss                                                           --         --           --        --         --         --
Deferred compensation relating to grant of stock options           --         --           --        --         --         --
Amortization of deferred compensation                              --         --           --        --         --         --
                                                                  ------   ------   ----------  ---------  --------   --------

Balance at May 31, 1987                                            --         --    3,500,000    35,000    250,000    250,000
Issuance of Series B convertible preferred stock at $35.68
  per share on August 14, 1987 (net of costs of issuance
  of $75,450)                                                      --         --           --        --         --         --
Net loss                                                           --         --           --        --         --         --
Amortization of deferred compensation                              --         --           --        --         --         --
                                                                  ------   ------   ----------  ---------  --------   --------

Balance at May 31, 1988                                            --         --    3,500,000    35,000    250,000    250,000
Issuance of common stock at $24.21 per share on June 7, 1988
  (net of costs of issuance of $246,000)                           --         --      413,020     4,130         --         --
Conversion of Series A convertible preferred stock to common
  stock on June 7, 1988                                            --         --    1,250,000    12,500    (250,000)  (250,000)
Conversion of Series B convertible preferred stock to common
  stock on June 7, 1988                                            --         --    1,003,165    10,032         --         --
Exercise of stock options at $2.00 per share                       --         --       47,115       471         --         --
Issuance of common stock at $28.49 per share on March 6, 1989
  (net of costs of issuance of $21,395)                            --         --      175,525     1,755         --         --
Issuance of common stock at $28.49 per share on March 30, 1989
  (net of costs of issuance of $10,697)                            --         --       87,760       878         --         --
Sale of options at $28.29 per share to purchase common stock at $.20 per share on March 30, 1989 (net of costs of
  issuance of $4,162)                                              --         --           --        --         --         --
Net loss                                                           --         --           --        --         --         --
Deferred compensation relating to grant of stock options           --         --           --        --         --         --
Amortization of deferred compensation                              --         --           --        --         --         --
                                                                  ------   ------   ----------  ---------  --------   --------

Balance at May 31, 1989                                            --         --    6,476,585    64,766         --         --
Net loss                                                           --         --           --        --         --         --
Deferred compensation relating to grant of stock options           --         --           --        --         --         --
Amortization of deferred compensation                              --         --           --        --         --         --
                                                                  ------   ------   ----------  ---------  --------   --------

Balance at May 31, 1990                                            --         --    6,476,585    64,766         --         --
Net loss                                                           --         --           --        --         --         --
Amortization of deferred compensation                              --         --           --        --         --         --
                                                                  ------   ------   ----------  ---------  --------   --------

Balance at May 31, 1991                                            --         --    6,476,585    64,766         --         --
Exercise of stock warrants at $5.60 per share                      --         --       90,000       900         --         --
Net loss                                                           --         --           --        --         --         --
Amortization of deferred compensation                              --         --           --        --         --         --
                                                                  ------   ------   ----------  ---------  --------   --------

Balance at May 31, 1992                                            --         --    6,566,585    65,666         --         --
Exercise of stock warrants at $7.14 per share                      --         --       15,000       150         --         --
Issuance of common stock at $15.19 per share on April 19, 1993
  (net of costs of issuance of $20,724)                            --         --      374,370     3,744         --         --
Net loss                                                           --         --           --        --         --         --
Amortization of deferred compensation                              --         --           --        --         --         --
                                                                  ------   ------   ----------  ---------  --------   --------

Balance at May 31, 1993                                            --    $    --    6,955,955 $  69,560         --  $      --
                                                                  ------   ------   ----------  ---------  --------   --------































                                                               Series B convertible                Deficit                  Total
                                                                 preferred stock                 accumulated                share-
                                                              ---------------------  Additional  during the   Deferred     holders'
                                                                 Number   Aggregate   paid-in    development   compen-     equity
                                                               of shares   amount     capital       stage      sation     (deficit)
                                                              ----------  ---------  ----------  ----------- ----------- -----------
Issuance of common stock on August 27, 1985                          --   $     --      (28,000)         --          --       7,000
Issuance of Series A convertible preferred stock at
  $4.00 per share on August 27, 1985 (net of costs of
  issuance of $79,150)                                               --         --      670,850          --          --     920,850
Net loss                                                             --         --           --    (607,688)         --    (607,688)
                                                               ---------  ---------- ----------- -----------  ---------- -----------

Balance at May 31, 1986                                              --         --      642,850    (607,688)         --     320,162
Net loss                                                             --         --           --  (2,429,953)         --  (2,429,953)
Deferred compensation relating to grant of stock options             --         --    2,340,000          --   (2,340,000)        --
Amortization of deferred compensation                                --         --           --          --     720,000     720,000
                                                               ---------  ---------- ----------- -----------  ---------- -----------

Balance at May 31, 1987                                              --         --    2,982,850  (3,037,641)  (1,620,000)(1,389,791)
Issuance of Series B convertible preferred stock at $35.68
  per share on August 14, 1987 (net of costs of issuance
  of $75,450)                                                   200,633    200,633    6,882,502          --          --   7,083,135
Net loss                                                             --         --           --  (3,057,254)         --  (3,057,254)
Amortization of deferred compensation                                --         --           --          --     566,136     566,136
                                                               ---------  ---------- ----------- -----------  ---------- -----------

Balance at May 31, 1988                                         200,633    200,633    9,865,352  (6,094,895)  (1,053,864) 3,202,226
Issuance of common stock at $24.21 per share on June 7, 1988
  (net of costs of issuance of $246,000)                             --         --    9,749,870          --          --   9,754,000
Conversion of Series A convertible preferred stock to common
  stock on June 7, 1988                                              --         --      237,500          --          --          --
Conversion of Series B convertible preferred stock to common
  stock on June 7, 1988                                        (200,633)   (200,633)    190,601          --          --          --
Exercise of stock options at $2.00 per share                         --         --       93,759          --          --      94,230
Issuance of common stock at $28.49 per share on March 6, 1989
  (net of costs of issuance of $21,395)                              --         --    4,976,855          --          --   4,978,610
Issuance of common stock at $28.49 per share on March 30, 1989
  (net of costs of issuance of $10,697)                              --         --    2,488,356          --          --   2,489,234
Sale of options at $28.29 per share to purchase common stock at $.20 per share on March 30, 1989 (net of costs of
  issuance of $4,162)                                                --         --    7,443,118          --          --   7,443,118
Net loss                                                             --         --           --    (791,206)         --    (791,206)
Deferred compensation relating to grant of stock options             --         --      683,040          --    (683,040)         --
Amortization of deferred compensation                                --         --           --          --     800,729     800,729
                                                               ---------  ---------- ----------- -----------  ---------- -----------

Balance at May 31, 1989                                              --         --   35,728,451  (6,886,101)   (936,175) 27,970,941
Net loss                                                             --         --           --  (3,490,394)         --  (3,490,394)
Deferred compensation relating to grant of stock options             --         --      699,163          --    (699,163)         --
Amortization of deferred compensation                                --         --           --          --     546,278     546,278
                                                               ---------  ---------- ----------- -----------  ---------- -----------

Balance at May 31, 1990                                              --         --   36,427,614  (10,376,495) (1,089,060)25,026,825
Net loss                                                             --         --           --  (5,579,872)         --  (5,579,872)
Amortization of deferred compensation                                --         --           --          --     435,296     435,296
                                                               ---------  ---------- ----------- -----------  ---------- -----------

Balance at May 31, 1991                                              --         --   36,427,614  (15,956,367)  (653,764) 19,882,249
Exercise of stock warrants at $5.60 per share                        --         --      503,100          --          --     504,000
Net loss                                                             --         --           --  (7,006,495)         --  (7,006,495)
Amortization of deferred compensation                                --         --           --          --     254,025     254,025
                                                               ---------  ---------- ----------- -----------  ---------- -----------

Balance at May 31, 1992                                              --         --   36,930,714  (22,962,862)  (399,739) 13,633,779
Exercise of stock warrants at $7.14 per share                        --         --      106,890          --          --     107,040
Issuance of common stock at $15.19 per share on April 19, 1993
  (net of costs of issuance of $20,724)                              --         --    5,663,710          --          --   5,667,454
Net loss                                                             --         --           --  (8,066,609)         --  (8,066,609)
Amortization of deferred compensation                                --         --           --          --     254,025     254,025
                                                               ---------  ---------- ----------- -----------  ---------- -----------

Balance at May 31, 1993                                              -- $       --   42,701,314  (31,029,471)  (145,714) 11,595,689
                                                               ---------  ---------- ----------- -----------  ---------- -----------

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                 Three months ended August 31, 2001 and for the period from June 19, 1985 (inception) through August 31, 2001


                                                                                                              SERIES A CONVERTIBLE
                                                                  PREFERRED STOCK         COMMON STOCK           PREFERRED STOCK
                                                               -------------------------------------------    --------------------
                                                                 NUMBER   AGGREGATE      NUMBER  AGGREGATE      NUMBER   AGGREGATE
                                                               OF SHARES   AMOUNT      OF SHARES  AMOUNT      OF SHARES   AMOUNT
                                                               --------- ----------    --------- ---------    ---------  ---------
Net loss                                                            --      $  --           --   $      --           --    $    --
Issuance of common stock at $6.50 per share on May 26, 1994
  (net of costs of issuance of $2,061,149)                          --         --     2,500,000     25,000           --         --
Cancellation of stock options                                       --         --            --         --           --         --
Amortization of deferred compensation                               --         --            --         --           --         --
                                                                   ------   ------   ----------  ---------      --------   --------

Balance at May 31, 1994                                             --         --     9,455,955     94,560           --         --
Net loss                                                            --         --            --         --           --         --
Issuance of common stock at $6.50 per share on June 20, 1994
  (net of issuance costs of $172,500)                               --         --       375,000      3,750           --         --
Exercise of stock options at $7.14 per share                        --         --        10,000        100           --         --
Exercise of stock options at $2.00 per share                        --         --       187,570      1,875           --         --
Cancellation of stock options                                       --         --            --         --           --         --
Amortization of deferred compensation                               --         --            --         --           --         --
                                                                   ------   ------   ----------  ---------      --------   --------

Balance at May 31, 1995                                             --         --    10,028,525    100,285           --         --
Net loss                                                            --         --            --         --           --         --
Issuance of common stock at $17.75 per share on August 9, 1995
  (net of issuance costs of $3,565,125)                             --         --     2,925,000     29,250           --         --
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of $423,238)            --         --       438,750      4,388           --         --
Exercise of stock options at $2.00 per share                        --         --       182,380      1,824           --         --
Exercise of stock options at $6.38 per share                        --         --         1,500         15           --         --
Exercise of stock options at $7.14 per share                        --         --        10,000        100           --         --
Cancellation of stock options                                       --         --            --         --           --         --
Amortization of deferred compensation                               --         --            --         --           --         --
                                                                   ------   ------   ----------  ---------      --------   --------

Balance at May 31, 1996                                             --         --    13,586,155    135,862           --         --
Net loss                                                            --         --            --         --           --         --
Exercise of stock options at $0.20 per share                        --         --       263,285      2,633           --         --
Exercise of stock options at $2.00 per share                        --         --       232,935      2,329           --         --
Exercise of stock options at $7.14 per share                        --         --        10,000        100           --         --
Amortization of deferred compensation                               --         --            --         --           --         --
                                                                   ------   ------   ----------  ---------      --------   --------

Balance at May 31, 1997                                             --         --    14,092,375    140,924           --         --
Net loss                                                            --         --            --         --           --         --
Exercise of stock options at $7.14 per share                        --         --         5,000         50           --         --
Amortization of deferred compensation                               --         --            --         --           --         --
                                                                   ------   ------   ----------  ---------      --------   --------

Balance at May 31, 1998                                             --         --    14,097,375    140,974           --         --
Net loss                                                            --         --            --         --           --         --
Non-cash compensation                                               --         --            --         --           --         --
Exercise of stock options at $7.14 per share                        --         --        17,500        175           --         --
Exercise of stock warrants at $8.00 per share                       --         --       125,000      1,250           --         --
                                                                   ------   ------   ----------  ---------      --------   --------

Balance at May 31, 1999                                             --         --    14,239,875    142,399           --         --
Net loss                                                            --         --            --         --           --         --
Non-cash compensation                                               --         --            --         --           --         --
Exercise of stock options at $13.38 per share                       --         --         2,500         25           --         --
                                                                   ------   ------   ----------  ---------      --------   --------

Balance at May 31, 2000                                             --         --    14,242,375    142,424           --         --
Net loss                                                            --         --            --         --           --         --
Non-cash compensation                                               --         --            --         --           --         --
Exercise of stock options at $6.38 per share                        --         --         6,000         60           --         --
Exercise of stock options at $10.81 per share                       --         --        17,500        175           --         --
                                                                   ------   ------   ----------  ---------      --------   --------

Balance at May 31, 2001                                             --      $  --    14,265,875  $ 142,659           --    $    --
                                                                   ------   ------   ----------  ---------      --------   --------
Net loss (unaudited)                                                --         --           --          --           --         --

Balance at August 31, 2001 (unaudited)                              --      $  --    14,265,875  $ 142,659           --    $    --
                                                                   ======   ======   ==========  =========      ========   ========

See accompanying notes to financial statements.



























                                                              SERIES B CONVERTIBLE                DEFICIT                  TOTAL
                                                                PREFERRED STOCK                 ACCUMULATED                SHARE-
                                                             ---------------------  ADDITIONAL  DURING THE   DEFERRED     HOLDERS'
                                                                NUMBER   AGGREGATE   PAID-IN    DEVELOPMENT   COMPEN-     EQUITY
                                                              OF SHARES   AMOUNT     CAPITAL       STAGE      SATION     (DEFICIT)
                                                             ----------  ---------  ----------  ----------- ----------- -----------
Net loss                                                            --         --  $        --  (7,363,810)         --   (7,363,810)
Issuance of common stock at $6.50 per share on May 26, 1994
  (net of costs of issuance of $2,061,149)                          --         --   14,163,851          --          --   14,188,851
Cancellation of stock options                                       --         --      (85,400)         --      85,400           --
Amortization of deferred compensation                               --         --           --          --         267          267
                                                               --------  --------- ----------- ------------ ----------- -----------

Balance at May 31, 1994                                             --         --   56,779,765  (38,393,281)   (60,047)  18,420,997
Net loss                                                            --         --           --   (7,439,013)         --  (7,439,013)
Issuance of common stock at $6.50 per share on June 20, 1994
  (net of issuance costs of $172,500)                               --         --    2,261,250           --          --   2,265,000
Exercise of stock options at $7.14 per share                        --         --       71,300           --          --      71,400
Exercise of stock options at $2.00 per share                        --         --      373,264           --          --     375,139
Cancellation of stock options                                       --         --     (106,750)          --     106,750          --
Amortization of deferred compensation                               --         --          --            --     (67,892)    (67,892)
                                                               --------  --------- ----------- ------------ ----------- -----------

Balance at May 31, 1995                                             --         --   59,378,829   (45,832,294)   (21,189) 13,625,631
Net loss                                                            --         --          --     (4,778,875)        --  (4,778,875)
Issuance of common stock at $17.75 per share on August 9, 199
  (net of issuance costs of $3,565,125)                             --         --   48,324,374           --          --  48,353,624
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of $423,238)            --         --    7,360,187           --          --   7,364,575
Exercise of stock options at $2.00 per share                        --         --      362,937           --          --     364,761
Exercise of stock options at $6.38 per share                        --         --        9,555           --          --       9,570
Exercise of stock options at $7.14 per share                        --         --       71,300           --          --      71,400
Cancellation of stock options                                       --         --      (80,062)          --      80,062          --
Amortization of deferred compensation                               --         --          --            --     (62,726)    (62,726)
                                                               --------  --------- ----------- ------------ -----------  ----------

Balance at May 31, 1996                                             --         --  115,427,120  (50,611,169)    (3,853)  64,947,960
Net loss                                                            --         --          --    (4,245,693)         --  (4,245,693)
Exercise of stock options at $0.20 per share                        --         --       50,025           --          --      52,658
Exercise of stock options at $2.00 per share                        --         --      463,540           --          --     465,869
Exercise of stock options at $7.14 per share                        --         --       71,300           --          --      71,400
Amortization of deferred compensation                               --         --        --              --       2,569       2,569
                                                               --------  --------- ----------- ------------ -----------  ----------

Balance at May 31, 1997                                             --         --  116,011,985  (54,856,862)    (1,284)  61,294,763
Net loss                                                            --         --        --      (5,883,378         --   (5,883,378)
Exercise of stock options at $7.14 per share                        --         --       35,650          --          --       35,700
Amortization of deferred compensation                               --         --        --             --       1,284        1,284
                                                               --------  --------- ----------- ------------ -----------  ----------

Balance at May 31, 1998                                             --         --  116,047,635  (60,740,240)        --   55,448,369
Net loss                                                            --         --        --      (7,416,333)        --   (7,416,333)
Non-cash compensation                                               --         --       14,354           --                  14,354
Exercise of stock options at $7.14 per share                        --         --      124,775           --         --      124,950
Exercise of stock warrants at $8.00 per share                       --         --      998,750           --         --    1,000,000
                                                               --------  --------- ----------- ------------ -----------  ----------

Balance at May 31, 1999                                             --         --  117,185,514 (68,156,573)         --   49,171,340
Net loss                                                            --         --         --    (9,167,070)         --   (9,167,070)
Non-cash compensation                                               --         --       57,112          --          --       57,112
Exercise of stock options at $13.38 per share                       --         --       33,425          --          --       33,450
                                                               --------  --------- ----------- ------------ -----------  ----------

Balance at May 31, 2000                                             --         --  117,276,051 (77,323,643)         --   40,094,832
Net loss                                                            --         --         --   (10,174,609)         --  (10,174,609)
Non-cash compensation                                               --         --         --            --          --           --
Exercise of stock options at $6.38 per share                        --         --       38,220          --          --       38,280
Exercise of stock options at $10.81 per share                       --         --      189,000          --          --      189,175
                                                               --------  --------- ----------- ------------ -----------  ----------

Balance at May 31, 2001                                             --   $     --  117,503,271 (87,498,252)         --   30,147,678
                                                               --------  --------- ----------- ------------ -----------  ----------
Net loss (unaudited)                                                --         --           --  (3,190,572)         --   (3,190,572)

Balance at August 31, 2001 (unaudited)                              --   $     --  117,503,271 (90,688,824)         --   26,957,106
                                                               ========  ========= =========== ============ ===========  ==========


                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                   Three months ended August 31, 2001 and 2000
                  and the cumulative period from June 19, 1985
                       (inception) through August 31, 2001


                                                                                                       Cumulative
                                                                                                          from
                                                                  Three months ended August 31,       June 19, 1985
                                                                ---------------------------------        through
                                                                     2001             2000            August 31, 2001
                                                                ---------------- ----------------    ----------------
                                                                   (unaudited)      (unaudited)         (unaudited)
Cash flows from operating activities:
   Net loss                                                   $   (3,190,572)      (2,517,920)        (90,688,824)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                 215,953          125,253          15,684,410
       Non-cash compensation                                              --               --           3,552,723
       Loss on sale of equipment                                          --               --              66,359
       Changes in assets and liabilities:
         Prepaid expenses                                            108,325           73,085            (479,028)
         Other current assets                                        309,964         (157,802)         (2,042,147)
         Other assets                                                     --          (49,200)            (42,248)
         Accounts payable                                           (696,661)         (93,690)          1,075,919
         Accrued expenses                                            308,153           35,712             462,060
         Accrued compensation and benefits                           380,020            1,470             641,233
         Other liabilities                                             3,754            6,504             170,614
                                                               -------------- ----------------       --------------

Net cash used in operating activities                             (2,561,064)      (2,576,588)        (71,598,929)
                                                               -------------- ----------------       --------------

Cash flows from investing activities:
   Purchase of property, plant, equipment, and
     capitalized engineering costs                                   (62,722)        (183,946)         (18,313,972)
   Proceeds from sale of land and equipment                               --               --            1,863,023
   Proceeds from matured marketable securities                     5,679,200        5,049,200          385,217,352
   Proceeds from sale of marketable securities                            --               --            7,141,656
   Purchase of marketable securities                              (4,999,648)      (5,684,996)        (413,942,298)
                                                               -------------- ----------------       --------------

Net cash provided by (used in) investing activities                  616,830         (819,742)         (38,034,239)
                                                               -------------- ----------------       --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                 --               --          103,749,383
   Payment of common stock issuance costs                                 --               --           (5,072,012)
   Proceeds from issuance of preferred stock                              --               --            6,644,953
   Proceeds from sale of stock options to
     purchase common shares                                               --               --            7,443,118
   Proceeds from issuance of notes payable                                --               --            1,500,000
   Repayment of notes payable                                             --               --             (140,968)
                                                               -------------- ----------------       --------------

Net cash provided by financing activities                                 --               --          114,124,474
                                                               -------------- ----------------       --------------

Net (decrease) increase in cash                                   (1,944,234)      (3,396,330)           4,491,306

Cash at beginning of period                                        6,435,540       15,154,295                   --
                                                               -------------- ----------------       --------------

Cash at end of period                                         $    4,491,306       11,757,965            4,491,306
                                                               ============== ================       ==============


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                 August 31, 2001




(1)  BASIS OF PRESENTATION

     The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the year ending May 31, 2002. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2001.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHemeTM. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through August 31, 2001, we have incurred operating losses totaling $90,689,000.

         Our success will depend on several factors, including our ability to obtain Food and Drug Administration ("FDA") regulatory approval of PolyHeme and our manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, and enforce our patent positions. We have experienced significant delays in the development and clinical testing of PolyHeme. We cannot ensure that we will be able to achieve these goals or that we will be able to realize product revenues or profitability on a sustained basis or at all.

         We anticipate that research and development expenses will increase during the foreseeable future. These expected increases are attributable to additional clinical trials to expand the indications for which PolyHeme may be marketed, monitoring and reporting the results of these trials and continuing process development associated with improving our manufacturing capacity to permit commercial-scale production of PolyHeme. We expect that general and administrative expenses will increase over the foreseeable future as a result of increased costs relating to the expansion of our organization in support of anticipated commercial operations.

RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended August 31, 2001 or 2000. From Northfield's inception through August 31, 2001, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our first fiscal quarter ended August 31, 2001 totaled $3,492,000, an increase of $384,000 from the $3,108,000 reported in the first quarter of the fiscal 2001. Measured on a percentage basis, operating expenses in the first quarter of fiscal 2002 increased by 12.4%.

         Bonus payments in recognition of the Company filing a Biologics License Application ("BLA") with the FDA for PolyHeme increased payroll expense by $560,000 in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001.

         We incurred expenses in resolving a shareholder lawsuit relating to our 2001 annual shareholder meeting totaling $136,000 during the first quarter of fiscal 2002. This expense was $212,000 less than the expense incurred in connection with a proxy contest threatened by the same shareholder in connection with our 2000 annual shareholder meeting in the first quarter of fiscal 2001.

         Research and development expenses for the first quarter of fiscal 2002 totaled $2,649,000, an increase of $411,000, or 18.4%, from the $2,238,000 reported in the first quarter of fiscal 2001. First quarter fiscal 2002 payroll expense included $289,000 of incremental bonus expenses relating to research and development employees compared to the first quarter of fiscal 2001. Higher costs were also recognized during the first quarter of fiscal 2002 for expenses related to data analysis and the close down of several clinical sites. These costs were partially offset by a reduction in the expense of clinical monitoring.

         We anticipate that research and development expenses will increase significantly in the foreseeable future. Additional costs are being planned for multi-center clinical trials in support of expanded product indications, third party clinical monitoring, biostatistical analysis, report preparation and continued expansion of our manufacturing organization.

         General and administrative expenses in the first quarter of fiscal 2002 totaled $843,000 compared to expenses of $870,000 in the first quarter of 2001, representing a decrease of $27,000, or 3.1%. During the first quarter of fiscal 2002, Northfield filed a BLA for PolyHeme. Bonus payments in recognition of this event totaling $271,000 were recorded as a general and administrative expense during the period. No general and administrative bonuses were paid during the first quarter of fiscal 2001. Partially offsetting these bonuses was a reduction in professional service fees compared to the prior year. Professional service expenses totaling $136,000 related to our 2001 annual shareholder meeting were recorded in the first quarter of fiscal 2002 and professional service expenses totaling $348,000 related to our 2000 annual shareholder meeting were recorded in the first quarter of fiscal 2001.

         Northfield is planning to expand its organization in the areas of marketing, selling and information technology to support the commercial development of PolyHeme. The staff and capability expansions will likely increase general and administrative expenses for the balance of the fiscal year.

INTEREST INCOME

         Interest income in the first quarter of fiscal 2002 totaled $301,000, or a $289,000 decrease from the $590,000 in interest income reported in the first quarter of fiscal 2001. Significantly lower interest rates in fiscal 2002 along with lower available investment balances accounted for the decrease. Maturing investments which were yielding in excess of 6% are now being reinvested at 3 to 4%. In the absence of a major cash infusion, interest income will continue to be significantly below prior year levels.

NET LOSS

         The net loss for the first quarter ended August 31, 2001 was $3,191,000, or $.22 per basic share, compared to a net loss of $2,518,000, or $.18 per basic share, for the first quarter ended August 31, 2000. The increase in the loss per basic share is primarily the result of increased payroll costs and lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through August 31, 2001, we have used cash for operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $89,913,000. For the three-month periods ended August 31, 2001 and 2000, these cash expenditures totaled $2,624,000 and $2,761,000, respectively. The decreased cash outlay for the first quarter of fiscal 2002 compared to the comparable prior year period in spite of increased losses is the result of the timing of payments as evidenced by higher accrued expense balances. These increased liabilities represent only a temporary deferral of cash expenditures.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of August 31, 2001, we had cash and marketable securities totaling $26,075,000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing pilot manufacturing plant and office facilities for approximately the next 24 to 30 months. Thereafter, we are likely to require substantial additional capital to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units. Initial engineering on the leased space adjacent to our existing manufacturing facility is completed. This engineering indicates an additional capacity of 75,000 units could be developed in approximately 16 to 20 months at a cost of $26 to $30 million. Like a large-scale greenfield manufacturing facility, significant additional funding will be required before the smaller scale expansion facility could be completed. Northfield has not yet committed to the build-out. We view the smaller facility as financially prudent yet large enough for commercial viability.

         Northfield, having filed for product approval with the FDA, will focus on raising additional capital. We estimate that we will require at least $40 million in additional funding to build a smaller scale expansion facility (75,000 unit), fund the subsequent working capital needs and support an expanded manufacturing and marketing organization.

         We may issue additional equity or debt securities to the public or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. Any one or a combination of these sources may be utilized to raise the required funding. Business or market conditions may not be favorable, which would cause a delay in the commercialization of our product.



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

                           PART II. OTHER INFORMATION

Item 6. Exhibits

  a) Exhibit 15    - Acknowledgement of Independent Certified Public
                      Accountants

  b) None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this October 12, 2001.

                                   NORTHFIELD LABORATORIES INC.

                                   By: /s/ RICHARD E. DEWOSKIN
                                       -----------------------------------------
                                   Richard E. DeWoskin
                                   Chairman of the Board and
                                   Chief Executive Officer

                                   By: /s/ JACK J. KOGUT
                                       -----------------------------------------
                                   Jack J. Kogut
                                   Secretary and Treasurer
                                   (principal financial officer and
                                   principal accounting officer)