Form 10-Q
period 2001-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 2002-01-11
CIK 920947

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE PERIOD ENDED NOVEMBER 30, 2001

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

AS OF NOVEMBER 30, 2001, REGISTRANT HAD 14,265,875 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 2001, and the related statements of operations for the three-month period ended November 30, 2001 and November 30, 2000, and statements of operations and cash flows for the six-month periods ended November 30, 2001 and November 30, 2000 and for the period from June 19, 1985 (inception) through November 30, 2001. We have also reviewed the statements of shareholders' equity (deficit) for the six-month period ended November 30, 2001 and for the period from June 19, 1985 (inception) through November 30, 2001. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
December 14, 2001

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                       November 30, 2001 and May 31, 2001



                                                                    NOVEMBER 30,        MAY 31,
                                      ASSETS                           2001               2001
                                                                   --------------    -------------
Current assets:
    Cash                                                            $   6,401,835        6,435,540
    Marketable securities                                              16,582,942       22,262,841
    Prepaid expenses                                                      330,542          378,142
    Other current assets                                                  268,963          455,860
                                                                    -------------    -------------
             Total current assets                                      23,584,282       29,532,383

Property, plant, and equipment, net                                     2,531,027        2,847,333
Other assets                                                               72,916          122,522
                                                                    -------------    -------------
                                                                    $  26,188,225       32,502,238
                                                                    =============    =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $     801,680        1,772,582
    Accrued expenses                                                      102,111          153,905
    Accrued compensation and benefits                                     320,038          261,213
                                                                    -------------    -------------
             Total current liabilities                                  1,223,829        2,187,700
Other liabilities                                                         172,994          166,860
                                                                    -------------    -------------
             Total liabilities                                          1,396,823        2,354,560
                                                                    -------------    -------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                            --               --
    Common stock, $.01 par value. Authorized 30,000,000 shares;
      issued and outstanding 14,265,875 and 14,265,875 shares
      at November 30, 2001 and May 31, 2001, respectively                 142,659          142,659
    Additional paid-in capital                                        117,503,271      117,503,271
    Deficit accumulated during the development stage                  (92,854,528)     (87,498,252)
                                                                    -------------    -------------
             Total shareholders' equity                                24,791,402       30,147,678
                                                                    -------------    -------------
                                                                    $  26,188,225       32,502,238
                                                                    =============    =============


See accompanying notes to financial statements.

                                  NORTHFIELD LABORATORIES INC.
                              (a company in the development stage)

                                    Statements of Operations



        Three and six months ended November 30, 2001 and 2000 and for the period from June 19, 1985 (inception) through November 30, 2001




                                                                                                                    CUMULATIVE
                                               THREE MONTHS ENDED                    SIX MONTHS ENDED                  FROM
                                                  NOVEMBER 30,                         NOVEMBER 30,               JUNE 19, 1985
                                         ------------------------------        ---------------------------           THROUGH
                                             2001               2000               2001            2000         NOVEMBER 30, 2001
                                         ------------    --------------        ------------   ------------      -----------------
Revenues - license income                $       --                --                  --             --              3,000,000
                                         ------------      ------------        ------------   ------------         ------------
Costs and expenses:
    Research and development                1,910,675         2,237,122           4,559,349      4,474,704           83,136,754
    General and administrative                524,809           557,627           1,367,769      1,427,503           35,624,482
                                         ------------      ------------        ------------   ------------         ------------
                                            2,435,484         2,794,749           5,927,118      5,902,207          118,761,236
                                         ------------      ------------        ------------   ------------         ------------

Other income and expense:
    Interest income                           269,780           551,418             570,842      1,140,956           22,989,942
    Interest expense                             --                --                  --             --                 83,234
                                         ------------      ------------        ------------   ------------         ------------
                                              269,780           551,418             570,842      1,140,956           22,906,708
                                         ------------      ------------        ------------   ------------         ------------

             Net loss                    $ (2,165,704)       (2,243,331)         (5,356,276)    (4,761,251)         (92,854,528)
                                         ============      ============        ============   ============         ============

Net loss per share - basic and diluted   $      (0.15)            (0.16)              (0.38)         (0.33)               (9.82)
                                         ============      ============        ============   ============         ============

Shares used in calculation of
    per share data - basic and diluted     14,265,875        14,242,375          14,265,875     14,242,375            9,457,626
                                         ============      ============        ============   ============         ============


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                 Six months ended November 30, 2001 and for the period from June 19, 1985 (inception) through November 30, 2001




                                                                                                             Series A convertible
                                                                          Common stock                         preferred stock
                                                         -----------------------------------------------   ------------------------
                                                           Number   Aggregate     Number      Aggregate      Number      Aggregate
                                                         of shares    amount    of shares       amount     of shares       amount
                                                         ---------  ---------   ---------   ------------   ---------    -----------
Issuance of common stock on August 27, 1985                --       $  --       3,500,000   $    35,000          --     $      --
Issuance of Series A convertible preferred stock at
  $4.00 per share on August 27, 1985 (net of costs of
  issuance of $79,150)                                     --          --            --            --         250,000       250,000
Net loss                                                   --          --            --            --            --            --
                                                         ----       -------   -----------   -----------   -----------   -----------

Balance at May 31, 1986                                    --          --       3,500,000        35,000       250,000       250,000
Net loss                                                   --          --            --            --            --            --
Deferred compensation relating to grant of stock options   --          --            --            --            --            --
Amortization of deferred compensation                      --          --            --            --            --            --
                                                         ----       -------   -----------   -----------   -----------   -----------

Balance at May 31, 1987                                    --          --       3,500,000        35,000       250,000       250,000
Issuance of Series B convertible preferred stock
  at $35.68 per share on August 14, 1987 (net of
  costs of issuance of $75,450)                            --          --            --            --            --            --
Net loss                                                   --          --            --            --            --            --
Amortization of deferred compensation                      --          --            --            --            --            --
                                                         ----       -------   -----------   -----------   -----------   -----------

Balance at May 31, 1988                                    --          --       3,500,000        35,000       250,000       250,000
Issuance of common stock at $24.21 per share on
  June 7, 1988 (net of costs of issuance of $246,000)      --          --         413,020         4,130          --            --
Conversion of Series A convertible preferred stock
  to common stock on June 7, 1988                          --          --       1,250,000        12,500      (250,000)     (250,000)
Conversion of Series B convertible preferred stock
  to common stock on June 7, 1988                          --          --       1,003,165        10,032          --            --
Exercise of stock options at $2.00 per share               --          --          47,115           471          --            --
Issuance of common stock at $28.49 per share on
  March 6, 1989 (net of costs of issuance of $21,395)      --          --         175,525         1,755          --            --
Issuance of common stock at $28.49 per share on
  March 30, 1989 (net of costs of issuance of $10,697)     --          --          87,760           878          --            --
Sale of options at $28.29 per share to purchase common
  stock at $.20 per share on March 30, 1989 (net
  of costs of issuance of $4,162)                          --          --            --            --            --            --
Net loss                                                   --          --            --            --            --            --
Deferred compensation relating to grant of stock options   --          --            --            --            --            --
Amortization of deferred compensation                      --          --            --            --            --            --
                                                         ----       -------   -----------   -----------   -----------   -----------

Balance at May 31, 1989                                    --          --       6,476,585        64,766          --            --
Net loss                                                   --          --            --            --            --            --
Deferred compensation relating to grant of stock options   --          --            --            --            --            --
Amortization of deferred compensation                      --          --            --            --            --            --
                                                         ----       -------   -----------   -----------   -----------   -----------

Balance at May 31, 1990                                    --          --       6,476,585        64,766          --            --
Net loss                                                   --          --            --            --            --            --
Amortization of deferred compensation                      --          --            --            --            --            --
                                                         ----       -------   -----------   -----------   -----------   -----------

Balance at May 31, 1991                                    --          --       6,476,585        64,766          --            --
Exercise of stock warrants at $5.60 per share              --          --          90,000           900          --            --
Net loss                                                   --          --            --            --            --            --
Amortization of deferred compensation                      --          --            --            --            --            --
                                                         ----       -------   -----------   -----------   -----------   -----------

Balance at May 31, 1992                                    --          --       6,566,585        65,666          --            --
Exercise of stock warrants at $7.14 per share              --          --          15,000           150          --            --
Issuance of common stock at $15.19 per share on
  April 19, 1993 (net of costs of issuance of $20,724)     --          --         374,370         3,744          --            --
Net loss                                                   --          --            --            --            --            --
Amortization of deferred compensation                      --          --            --            --            --            --
                                                         ----       -------   -----------   -----------   -----------   -----------

Balance at May 31, 1993                                    --       $  --       6,955,955   $    69,560          --     $      --
                                                         ----       -------   -----------   -----------   -----------   -----------



                                                                     (Continued)

                                                          Series B convertible                  Deficit                     Total
                                                            preferred stock                   accumulated                  share-
                                                         -----------------------  Additional  during the      Deferred    holders'
                                                          Number      Aggregate    paid-in    development      compen-     equity
                                                         of shares      amount     capital       stage         sation     (deficit)
                                                         ---------   -----------  ---------    ----------     --------   ---------
Issuance of common stock on August 27, 1985                    --     $     --        (28,000)       --           --          7,000
Issuance of Series A convertible preferred stock at
  $4.00 per share on August 27, 1985 (net of costs of
  issuance of $79,150)                                         --           --        670,850        --           --        920,850
Net loss                                                       --           --           --      (607,688)        --       (607,688)
                                                           --------   ----------   ---------- -----------  -----------  -----------

Balance at May 31, 1986                                        --           --        642,850    (607,688)        --        320,162
Net loss                                                       --           --           --    (2,429,953)        --     (2,429,953)
Deferred compensation relating to grant of stock options       --           --      2,340,000        --     (2,340,000)        --
Amortization of deferred compensation                          --           --           --          --        720,000      720,000
                                                           --------   ----------   ---------- -----------  -----------  -----------

Balance at May 31, 1987                                        --           --      2,982,850  (3,037,641)  (1,620,000)  (1,389,791)
Issuance of Series B convertible preferred stock
 at $35.68 per share on August 14, 1987 (net of
  costs of issuance of $75,450)                             200,633      200,633    6,882,502        --           --      7,083,135
Net loss                                                       --           --           --    (3,057,254)        --     (3,057,254)
Amortization of deferred compensation                          --           --           --          --        566,136      566,136
                                                           --------   ----------   ---------- -----------  -----------  -----------

Balance at May 31, 1988                                     200,633      200,633    9,865,352  (6,094,895)  (1,053,864)   3,202,226
Issuance of common stock at $24.21 per share on
  June 7, 1988 (net of costs of issuance of $246,000)          --           --      9,749,870        --           --      9,754,000
Conversion of Series A convertible preferred stock
  to common stock on June 7, 1988                              --           --        237,500        --           --           --
Conversion of Series B convertible preferred stock
  to common stock on June 7, 1988                          (200,633)    (200,633)     190,601        --           --           --
Exercise of stock options at $2.00 per share                   --           --         93,759        --           --         94,230
Issuance of common stock at $28.49 per share on
  March 6, 1989 (net of costs of issuance of $21,395)          --           --      4,976,855        --           --      4,978,610
Issuance of common stock at $28.49 per share on
  March 30, 1989 (net of costs of issuance of $10,697)         --           --      2,488,356        --           --      2,489,234
Sale of options at $28.29 per share to purchase common
  stock at $.20 per share on March 30, 1989 (net
  of costs of issuance of $4,162)                              --           --      7,443,118        --           --      7,443,118
Net loss                                                       --           --           --      (791,206)        --       (791,206)
Deferred compensation relating to grant of stock options       --           --        683,040        --       (683,040)        --
Amortization of deferred compensation                          --           --           --          --        800,729      800,729
                                                           --------   ----------   ---------- -----------  -----------  -----------

Balance at May 31, 1989                                        --           --     35,728,451  (6,886,101)    (936,175)  27,970,941
Net loss                                                       --           --           --    (3,490,394)        --     (3,490,394)
Deferred compensation relating to grant of stock options       --           --        699,163        --       (699,163)        --
Amortization of deferred compensation                          --           --           --          --        546,278      546,278
                                                           --------   ----------   ---------- -----------  -----------  -----------

Balance at May 31, 1990                                        --           --     36,427,614 (10,376,495)  (1,089,060)  25,026,825
Net loss                                                       --           --           --    (5,579,872)        --     (5,579,872)
Amortization of deferred compensation                          --           --           --          --        435,296      435,296
                                                           --------   ----------   ---------- -----------  -----------  -----------

Balance at May 31, 1991                                        --           --     36,427,614 (15,956,367)    (653,764)  19,882,249
Exercise of stock warrants at $5.60 per share                  --           --        503,100        --           --        504,000
Net loss                                                       --           --           --    (7,006,495)        --     (7,006,495)
Amortization of deferred compensation                          --           --           --          --        254,025      254,025
                                                           --------   ----------   ---------- -----------  -----------  -----------

Balance at May 31, 1992                                        --           --     36,930,714 (22,962,862)    (399,739)  13,633,779
Exercise of stock warrants at $7.14 per share                  --           --        106,890        --           --        107,040
Issuance of common stock at $15.19 per share on
  April 19, 1993 (net of costs of issuance of $20,724)         --           --      5,663,710        --           --      5,667,454
Net loss                                                       --           --           --    (8,066,609)        --     (8,066,609)
Amortization of deferred compensation                          --           --           --          --        254,025      254,025
                                                           --------   ----------   ---------- -----------  -----------  -----------

Balance at May 31, 1993                                        --     $     --     42,701,314 (31,029,471)    (145,714)  11,595,689
                                                           --------   ----------   ---------- -----------  -----------  -----------

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                   Six months ended November 30, 2001 and for the period from June 19, 1985 (inception) through November 30, 2001


                                                                                                               SERIES A CONVERTIBLE
                                                              PREFERRED STOCK             COMMON STOCK           PREFERRED STOCK
                                                          ----------------------   -------------------------  ---------------------
                                                           NUMBER      AGGREGATE      NUMBER      AGGREGATE      NUMBER   AGGREGATE
                                                          OF SHARES      AMOUNT     OF SHARES       AMOUNT     OF SHARES    AMOUNT
                                                          ---------   ----------   ------------   ---------    ---------  ---------
Net loss                                                      --       $    --            --     $      --       $   --   $    --
Issuance of common stock at $6.50 per share on
  May 26, 1994 (net of costs of issuance of $2,061,149)       --            --       2,500,000        25,000         --        --
Cancellation of stock options                                 --            --            --            --           --        --
Amortization of deferred compensation                         --            --            --            --           --        --
                                                           -------      --------   -----------   -----------    ---------  -------
Balance at May 31, 1994                                       --            --       9,455,955        94,560         --        --
Net loss                                                      --            --            --            --           --        --
Issuance of common stock at $6.50 per share on
  June 20, 1994 (net of issuance costs of $172,500)           --            --         375,000         3,750         --        --
Exercise of stock options at $7.14 per share                  --            --          10,000           100         --        --
Exercise of stock options at $2.00 per share                  --            --         187,570         1,875         --        --
Cancellation of stock options                                 --            --            --            --           --        --
Amortization of deferred compensation                         --            --            --            --           --        --
                                                           -------      --------   -----------   -----------    ---------  -------

Balance at May 31, 1995                                       --            --      10,028,525       100,285         --        --
Net loss                                                      --            --            --            --           --        --
Issuance of common stock at $17.75 per share on
  August 9, 1995 (net of issuance costs of $3,565,125)        --            --       2,925,000        29,250         --        --
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of $423,238)      --            --         438,750         4,388         --        --
Exercise of stock options at $2.00 per share                  --            --         182,380         1,824         --        --
Exercise of stock options at $6.38 per share                  --            --           1,500            15         --        --
Exercise of stock options at $7.14 per share                  --            --          10,000           100         --        --
Cancellation of stock options                                 --            --            --            --           --        --
Amortization of deferred compensation                         --            --            --            --           --        --
                                                           -------      --------   -----------   -----------    ---------  -------
Balance at May 31, 1996                                       --            --      13,586,155       135,862         --        --
Net loss                                                      --            --            --            --           --        --
Exercise of stock options at $0.20 per share                  --            --         263,285         2,633         --        --
Exercise of stock options at $2.00 per share                  --            --         232,935         2,329         --        --
Exercise of stock options at $7.14 per share                  --            --          10,000           100         --        --
Amortization of deferred compensation                         --            --            --            --           --        --
                                                           -------      --------   -----------   -----------    ---------  -------

Balance at May 31, 1997                                       --            --      14,092,375       140,924         --        --
Net loss                                                      --            --            --            --           --        --
Exercise of stock options at $7.14 per share                  --            --           5,000            50         --        --
Amortization of deferred compensation                         --            --            --            --           --        --
                                                           -------      --------   -----------   -----------    ---------  -------

Balance at May 31, 1998                                       --            --      14,097,375       140,974         --        --
Net loss                                                      --            --            --            --           --        --
Non-cash compensation                                         --            --            --            --           --        --
Exercise of stock options at $7.14 per share                  --            --          17,500           175         --        --
Exercise of stock warrants at $8.00 per share                 --            --         125,000         1,250         --        --
                                                           -------      --------   -----------   -----------    ---------  -------

Balance at May 31, 1999                                       --            --      14,239,875       142,399         --        --
Net loss                                                      --            --            --            --           --        --
Non-cash compensation                                         --            --            --            --           --        --
Exercise of stock options at $13.38 per share                 --            --           2,500            25         --        --
                                                           -------      --------   -----------   -----------    ---------  -------

Balance at May 31, 2000                                       --            --      14,242,375       142,424         --        --
Net loss                                                      --            --            --            --           --        --
Non-cash compensation                                         --            --            --            --           --        --
Exercise of stock options at $6.38 per share                  --            --           6,000            60         --        --
Exercise of stock options at $10.81 per share                 --            --          17,500           175         --        --
                                                           -------      --------   -----------   -----------    ---------  -------

Balance at May 31, 2001                                       --        $   --      14,265,875   $   142,659         --    $   --
Net loss                                                      --            --            --            --           --        --
                                                           -------      --------   -----------   -----------    ---------  -------

Balance at November 30, 2001                                  --        $   --      14,265,875   $   142,659         --    $   --
                                                           =======      ========   ===========   ===========   ==========  =======



                                                                     (Continued)


                                                         SERIES B CONVERTIBLE                 DEFICIT                       TOTAL
                                                           PREFERRED STOCK                  ACCUMULATED                    SHARE-
                                                        ---------------------  ADDITIONAL    DURING THE     DEFERRED      HOLDERS'
                                                         NUMBER    AGGREGATE     PAID-IN     DEVELOPMENT     COMPEN-       EQUITY
                                                        OF SHARES   AMOUNT       CAPITAL       STAGE         SATION       (DEFICIT)
                                                        ---------  ---------   ----------   ------------    --------     -----------
Net loss                                                    --      $ --             --      (7,363,810)        --       (7,363,810)
Issuance of common stock at $6.50 per share on
  May 26, 1994 (net of costs of issuance of $2,061,149)     --        --       14,163,851          --           --       14,188,851
Cancellation of stock options                               --        --          (85,400)         --         85,400           --
Amortization of deferred compensation                       --        --             --            --            267            267
                                                          -----     -----  -  -----------  ------------    ---------   ------------

Balance at May 31, 1994                                     --        --       56,779,765   (38,393,281)     (60,047)    18,420,997
Net loss                                                    --        --             --      (7,439,013)        --       (7,439,013)
Issuance of common stock at $6.50 per share on
  June 20, 1994 (net of issuance costs of $172,500)         --        --        2,261,250          --           --        2,265,000
Exercise of stock options at $7.14 per share                --        --           71,300          --           --           71,400
Exercise of stock options at $2.00 per share                --        --          373,264          --           --          375,139
Cancellation of stock options                               --        --         (106,750)         --        106,750           --
Amortization of deferred compensation                       --        --             --            --        (67,892)       (67,892)
                                                          -----     -----  -  -----------  ------------    ---------   ------------

Balance at May 31, 1995                                     --        --       59,378,829   (45,832,294)     (21,189)    13,625,631
Net loss                                                    --        --             --      (4,778,875)        --       (4,778,875)
Issuance of common stock at $17.75 per share on
  August 9, 1995 (net of issuance costs of $3,565,125)      --        --       48,324,374          --           --       48,353,624
Issuance of common stock at $17.75 per share on
  September 11, 1995 (net of issuance costs of $423,238)    --        --        7,360,187          --           --        7,364,575
Exercise of stock options at $2.00 per share                --        --          362,937          --           --          364,761
Exercise of stock options at $6.38 per share                --        --            9,555          --           --            9,570
Exercise of stock options at $7.14 per share                --        --           71,300          --           --           71,400
Cancellation of stock options                               --        --          (80,062)         --         80,062           --
Amortization of deferred compensation                       --        --             --            --        (62,726)       (62,726)
                                                          -----     -----    ------------  ------------    ---------   ------------

Balance at May 31, 1996                                     --        --      115,427,120   (50,611,169)      (3,853)    64,947,960
Net loss                                                    --        --             --      (4,245,693)        --       (4,245,693)
Exercise of stock options at $0.20 per share                --        --           50,025          --           --           52,658
Exercise of stock options at $2.00 per share                --        --          463,540          --           --          465,869
Exercise of stock options at $7.14 per share                --        --           71,300          --           --           71,400
Amortization of deferred compensation                       --        --             --            --          2,569          2,569
                                                          -----     -----    ------------  ------------    ---------   ------------

Balance at May 31, 1997                                     --        --      116,011,985   (54,856,862)      (1,284)    61,294,763
Net loss                                                    --        --             --      (5,883,378)        --       (5,883,378)
Exercise of stock options at $7.14 per share                --        --           35,650          --           --           35,700
Amortization of deferred compensation                       --        --             --            --          1,284          1,284
                                                          -----     -----    ------------  ------------    ---------   ------------

Balance at May 31, 1998                                     --        --      116,047,635   (60,740,240)        --       55,448,369
Net loss                                                    --        --             --      (7,416,333)        --       (7,416,333)
Non-cash compensation                                       --        --           14,354          --           --           14,354
Exercise of stock options at $7.14 per share                --        --          124,775          --           --          124,950
Exercise of stock warrants at $8.00 per share               --        --          998,750          --           --        1,000,000
                                                          -----     -----    ------------  ------------    ---------   ------------

Balance at May 31, 1999                                     --        --      117,185,514   (68,156,573)        --       49,171,340
Net loss                                                    --        --             --      (9,167,070)        --       (9,167,070)
Non-cash compensation                                       --        --           57,112          --           --           57,112
Exercise of stock options at $13.38 per share               --        --           33,425          --           --           33,450
                                                          -----     -----    ------------  ------------    ---------   ------------

Balance at May 31, 2000                                     --        --      117,276,051   (77,323,643)        --       40,094,832
Net loss                                                    --        --             --     (10,174,609)        --      (10,174,609)
Non-cash compensation                                       --        --             --            --           --             --
Exercise of stock options at $6.38 per share                --        --           38,220          --           --           38,280
Exercise of stock options at $10.81 per share               --        --          189,000          --           --          189,175
                                                          -----     -----    ------------  ------------    ---------   ------------
Balance at May 31, 2001                                     --      $ --     $117,503,271   (87,498,252)        --       30,147,678
                                                          -----     -----    ------------  ------------    ---------   ------------
Net loss                                                    --        --             --      (5,356,276)        --       (5,356,276)

Balance at November 30, 2001                                --      $ --     $117,503,271   (92,854,528)        --       24,791,402
                                                          =====     =====    ============  ============    =========   ============


See accompanying notes to financial statements

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                   Six months ended November 30, 2001 and 2000
                  and the cumulative period from June 19, 1985
                      (inception) through November 30, 2001





                                                                                                         CUMULATIVE
                                                                                                            FROM
                                                                                                        JUNE 19, 1985
                                                                      SIX MONTHS ENDED NOVEMBER 30,        THROUGH
                                                                     ------------------------------      NOVEMBER 30,
                                                                         2001              2000             2001
                                                                     ------------      ------------     -------------
Cash flows from operating activities:
   Net loss                                                          $ (5,356,276)       (4,761,251)      (92,854,528)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                      431,905           247,005        15,900,362
       Non-cash compensation                                                   --                --         3,552,723
       Loss on sale of equipment                                               --                --            66,359
       Changes in assets and liabilities:
         Prepaid expenses                                                  47,600           135,994          (539,753)
         Other current assets                                             186,897           (26,719)       (2,165,214)
         Other assets                                                      49,101           (49,200)            6,853
         Accounts payable                                                (970,902)          153,091           801,680
         Accrued expenses                                                 (51,794)          (82,601)          102,111
         Accrued compensation and benefits                                 58,825            16,602           320,038
         Other liabilities                                                  6,134            13,009           172,994
                                                                     ------------      ------------      ------------

             Net cash used in operating activities                     (5,598,510)       (4,354,070)      (74,636,375)
                                                                     ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of property, plant, equipment, and
     capitalized engineering costs                                       (115,094)         (599,728)      (18,366,344)
   Proceeds from sale of land and equipment                                    --                --         1,863,023
   Proceeds from matured marketable securities                         10,679,200         5,774,561       390,217,352
   Proceeds from sale of marketable securities                                 --                --         7,141,656
   Purchase of marketable securities                                   (4,999,301)       (6,416,283)     (413,941,951)
                                                                     ------------      ------------      ------------

             Net cash provided by (used in) investing activities        5,564,805        (1,241,450)      (33,086,264)
                                                                     ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                      --                --       103,749,383
   Payment of common stock issuance costs                                      --                --        (5,072,012)
   Proceeds from issuance of preferred stock                                   --                --         6,644,953
   Proceeds from sale of stock options to
     purchase common shares                                                    --                --         7,443,118
   Proceeds from issuance of notes payable                                     --                --         1,500,000
   Repayment of notes payable                                                  --                --          (140,968)
                                                                     ------------      ------------      ------------

             Net cash provided by financing activities                         --                --       114,124,474
                                                                     ------------      ------------      ------------

             Net (decrease) increase in cash                              (33,705)       (5,595,520)        6,401,835

Cash at beginning of period                                             6,435,540        15,154,295
                                                                     ------------      ------------      ------------

Cash at end of period                                                $  6,401,835         9,558,775         6,401,835
                                                                     ============      ============      ============


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                November 30, 2001




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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(TM). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through November 30, 2001, we have incurred operating losses totaling $92,855,000.

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

RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended November 30, 2001 or 2000. From Northfield's inception through November 30, 2001, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our second fiscal quarter ended November 30, 2001 totaled $2,435,000, a decrease of $360,000 from the $2,795,000 reported in the second quarter of the prior year. Measured on a percentage basis, operating expenses in the second quarter of fiscal 2002 decreased by 12.9%. Expenses incurred in the prior fiscal year for conducting, monitoring and reporting clinical trials have been significantly reduced as the trials then in progress have been completed. Except for the infusion of PolyHeme in individual compassionate use cases, Northfield is not currently enrolling additional patients in clinical trials.

         Operating expenses for the six-month period ended November 30, 2001 totaled $5,927,000 an increase of $25,000, or 0.4%, from the $5,902,000 incurred in the six-month period ended November 30, 2000.

         Research and development expenses for the second quarter of the current fiscal year totaled $1,911,000, a decrease of $326,000, or 14.6%, from the $2,237,000 reported in the second quarter of the prior fiscal year. This expense reduction was directly related to the completion of clinical trials and the subsequent monitoring, data analysis and report preparation.

         Research and development expenses for the six-month period ended November 30, 2001 totaled $4,559,000, an increase of $84,000, or 1.9%, from the $4,475,000 reported in the comparable prior year period. Increases in compensation and scientific consulting expenses were offset by expense reductions relating to our clinical trials.

         We anticipate that our research and development expenses for the third quarter of fiscal 2002 will approximate those reported for the second quarter. In August 2001, we filed a Biologics License Application for PolyHeme with the FDA following the completion of our most recent clinical trials. In November 2001, we announced that we had received comments from the FDA on our BLA filing and that the agency was seeking additional information before accepting our application for filing. Since then, we have been in the process of addressing these issues. We do not expect to conduct additional clinical trials of PolyHeme until we reach an understanding with the FDA regarding the status of our BLA filing. We anticipate that our research and development expenses will remain at approximately the current level until that time.

         General and administration expenses in the second quarter of fiscal 2002 totaled $525,000 compared to $558,000 for second quarter of fiscal 2001. This decrease of $33,000, or 5.9%, was primarily the result of reduced professional fees.

         General and administration expenses for the six-month period ended November 30, 2001 totaled $1,368,000, which represents a decrease of $60,000, or 4.2%, from the $1,428,000 in general and administrative expenses incurred during the six-month period ended November 30, 2000. This decrease was primarily the result of reduced professional fees in the current fiscal year.

         Over the balance of the current fiscal year, we anticipate that general and administrative expenses will post only modest increases. We plan to limit significant increases in our general and administrative expenses until we reach an understanding with the FDA regarding the status of our BLA filing for PolyHeme.

INTEREST INCOME

         Interest income in the second quarter of fiscal 2002 totaled $270,000, or a $281,000 decrease from the $551,000 in interest income reported in the second quarter of fiscal 2001. Significantly lower interest rates in fiscal 2002 along with lower available investment balances accounted for the decrease. Maturing investments which were yielding in excess of 6% are now being reinvested at 2 to 3%. In the absence of a major cash infusion, interest income will continue to be significantly below prior year levels.

         Interest income for the six-month period ended November 30, 2001 totaled $571,000, or a $570,000 decrease from the $1,141,000 in interest income earned in the comparable prior year period. From November 30, 2000 through November 30, 2001, available investment balances decreased by $10,345,000. This investment balance decrease combined with a reduction in short-term interest rates of 300 to 400 basis points combined to cause interest income to decline.

NET LOSS

         Our net loss for the second quarter ended November 30, 2001 was $2,166,000, or $.15 per share, compared to a net loss of $2,243,000, or $.16 per share, for the second quarter ended November 30, 2000. The decrease in the loss per share is primarily the result of a decrease in clinical trial expenseS.

         For the six-month period ended November 30, 2001, Northfield reported a loss of $5,356,000, or $.38 per share, compared to a loss of $4,761,000, or $.33 per share, in the comparable prior year period. The increased loss was primarily due to the significant reduction in interest income.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through November 30, 2001, we have used cash for operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $93,003,000. For the six-month periods ended November 30, 2001 and 2000, these cash expenditures totaled $5,713,000 and $ 4,954,000, respectively. The increased cash outlay for the first six-months of fiscal 2002 compared to the comparable prior year period is reflective of increased operating losses and a reduction in accounts payable balances.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of November 30, 2001, we had cash and marketable securities totaling $22,985,000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing pilot manufacturing plant and office facilities for approximately the next 24 months. Thereafter, we are likely to require substantial additional capital to continue our operations. Our requirements for and ability to obtain additional capital are likely to be significantly affected by the outcome of our discussions with the FDA regarding the status of our BLA filing for PolyHeme.

         We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $50 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units. Initial engineering on the leased space adjacent to our existing manufacturing facility is completed. This engineering indicates an additional capacity of 75,000 units could be developed in approximately 16 to 20 months at a cost of $26 to $30 million. Like a large-scale greenfield manufacturing facility, significant additional funding will be required before the smaller scale expansion facility could be completed. Northfield has not yet committed to the build-out. We view the smaller facility as financially prudent yet large enough for commercial viability. We estimate that we will require at least $40 million in additional funding to build a smaller scale expansion facility (75,000 unit), fund the subsequent working capital needs and support an expanded manufacturing and marketing organization.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. FASB Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and /or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Adoption of FASB Statement No. 143 is required for fiscal years beginning after June 15, 2002. We do not expect the adoption of the provisions of FASB Statement No. 143 to have a material impact on the financial position or the results of operations of the Company.

In October 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion), and also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FASB Statement No. 144 retains a majority of the provisions of FASB Statement No. 121 while establishing a single accounting model, based on the framework established in FASB Statement No. 121, for long-lived assets to be disposed of by sale. FASB Statement No. 144 also resolves significant implementation issues related to FASB Statement No. 121. Adoption of FASB Statement No. 144 is required for fiscal years beginning after December 15, 2001. We do not expect the adoption of the provisions of FASB Statement No. 144 to have a material impact on the financial position or the results of operations of the Company.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

  a) Exhibit 15    - Acknowledgement of Independent Certified Public
                      Accountants

  b) None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this January 11, 2002.

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