Form 10-Q
period 2002-02-28
NORTHFIELD LABORATORIES INC /DE/
filed 2002-04-15
CIK 920947

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE PERIOD ENDED FEBRUARY 28, 2002

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

AS OF FEBRUARY 28, 2002, REGISTRANT HAD 14,265,875 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of February 28, 2002, and the related statements of operations for the three-month periods ended February 28, 2002 and 2001, and statements of operations and cash flows for the nine-month periods ended February 28, 2002 and 2001 and for the period from June 19, 1985 (inception) through February 28, 2002. We have also reviewed the statements of shareholders' equity (deficit) for the nine-month period ended February 28, 2002 and for the period from June 19, 1985 (inception) through February 28, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Northfield Laboratories Inc. as of May 31, 2001, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2001 (not presented herein); and in our report dated July 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2001 and in the accompanying statement of shareholders' equity (deficit) for the year ended is fairly stated, in all material respects, in relation to the statement from which it has been derived.


/s/ KPMG LLP

Chicago, Illinois
March 29, 2002

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                       February 28, 2002 and May 31, 2001


                                                                      FEBRUARY 28,         MAY 31,
                              ASSETS                                     2002                2001
                                                                     -------------      -----------
                                                                      (unaudited)
Current assets:
    Cash                                                             $  15,708,003        6,435,540
    Short-term marketable securities                                     4,996,604       22,262,841
    Prepaid expenses                                                       172,640          378,142
    Other current assets                                                    51,990          455,860
                                                                     -------------       ----------
               Total current assets                                     20,929,237       29,532,383

Property, plant, and equipment, net                                      2,344,958        2,847,333
Other assets                                                                72,664          122,522
                                                                     -------------       ----------
                                                                     $  23,346,859       32,502,238
                                                                     =============       ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $     484,328        1,772,582
    Accrued expenses                                                       171,465          153,905
    Accrued compensation and benefits                                      315,012          261,213
                                                                     -------------       ----------
               Total current liabilities                                   970,805        2,187,700
Other liabilities                                                          175,373          166,860
                                                                     -------------       ----------
               Total liabilities                                         1,146,178        2,354,560
                                                                     -------------       ----------

Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
       none issued and outstanding                                            --               --
    Common stock, $.01 par value.  Authorized 30,000,000 shares;
       issued and outstanding 14,265,875 shares
       at February 28, 2002, and May 31, 2001, respectively                142,659          142,659
    Additional paid-in capital                                         117,503,271      117,503,271
    Deficit accumulated during the development stage                   (95,445,249)     (87,498,252)
                                                                     -------------       ----------
               Total shareholders' equity                               22,200,681       30,147,678
                                                                     -------------       ----------
                                                                     $  23,346,859       32,502,238
                                                                     =============       ==========


See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

            Three and nine month periods ended February 28, 2002 and February 28, 2001 and for the period from June 19, 1985 (inception)
                           through February 28, 2002



                                                                                                                CUMULATIVE
                                           THREE MONTH PERIODS ENDED           NINE MONTH PERIODS ENDED            FROM
                                        --------------------------------    ------------------------------    JUNE  19, 1985
                                         FEBRUARY 28,       FEBRUARY 28,    FEBRUARY 28,      FEBRUARY 28,       THROUGH
                                             2002              2001           2002              2001         FEBRUARY 28, 2002
                                         ------------       ------------    ------------     -------------   -----------------
                                          (UNAUDITED)        (UNAUDITED)    (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Revenues - license income                $        --               --               --               --        $   3,000,000
Costs and expenses:
   Research and development                  2,175,834        2,488,972        6,735,183        6,963,676         85,312,588
   General and administrative                  582,852          620,079        1,950,622        2,047,582         36,207,335
                                         -------------    -------------    -------------    -------------      -------------

                                             2,758,686        3,109,051        8,685,805        9,011,258        121,519,923
                                         -------------    -------------    -------------    -------------      -------------
Other income and expense:
   Interest income                             167,966          504,733          738,808        1,645,689         23,157,908
   Interest expense                               --               --               --               --               83,234
                                         -------------    -------------    -------------    -------------      -------------

                                               167,966          504,733          738,808        1,645,689         23,074,674
                                         -------------    -------------    -------------    -------------      -------------

         Net loss                        $  (2,590,720)      (2,604,318)      (7,946,997)      (7,365,569)     $ (95,445,249)
                                         =============    =============    =============    =============      =============

Net loss per basic and diluted share     $       (0.18)           (0.18)           (0.56)           (0.52)     $      (10.02)
                                         =============    =============    =============    =============      =============

Shares used in calculation of
   per share data                           14,265,875       14,263,003       14,265,875       14,252,632          9,529,403
                                         =============    =============    =============    =============      =============


See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Nine month period ended February 28, 2002 and for the period from June 19, 1985 (inception) through February 28, 2002


                                                                                                              SERIES A CONVERTIBLE
                                                              PREFERRED STOCK            COMMON STOCK           PREFERRED STOCK
                                                           ---------------------    ---------------------    ---------------------
                                                            NUMBER     AGGREGATE     NUMBER     AGGREGATE      NUMBER    AGGREGATE
                                                           OF SHARES     AMOUNT     OF SHARES    AMOUNT      OF SHARES    AMOUNT
                                                           ---------   ---------    ---------  ----------    ----------  ---------
Issuance of common stock on August 27, 1985                  --        $  --        3,500,000    $35,000         --      $    --
Issuance of Series A convertible preferred stock at
  $4.00 per share on August 27, 1985 (net of costs
  of issuance of $79,150)                                    --           --             --         --        250,000      250,000
Net loss                                                     --           --             --         --           --           --
                                                            ----       ------       ---------    -------      -------    ---------
Balance at May 31, 1986                                      --           --        3,500,000     35,000      250,000      250,000
Net loss                                                     --           --             --         --           --           --
Deferred compensation relating to grant of stock
  options                                                    --           --             --         --           --           --
Amortization of deferred compensation                        --           --             --         --           --           --
                                                            ----       ------       ---------    -------      -------    ---------

Balance at May 31, 1987                                      --           --        3,500,000     35,000      250,000      250,000
Issuance of Series B convertible preferred stock at
  $35.68 per share on August 14, 1987 (net of costs
  of issuance of $75,450)                                    --           --             --         --           --           --
Net loss                                                     --           --             --         --           --           --
Amortization of deferred compensation                        --           --             --         --           --           --
                                                            ----       ------       ---------    -------      -------    ---------

Balance at May 31, 1988                                      --           --        3,500,000     35,000      250,000      250,000
Issuance of common stock at $24.21 per share on
  June 7, 1988 (net of costs of issuance of $246,000)        --           --          413,020      4,130         --           --
Conversion of Series A convertible preferred stock to
  common stock on June 7, 1988                               --           --        1,250,000     12,500     (250,000)    (250,000)
Conversion of Series B convertible preferred stock to
  common stock on June 7, 1988                               --           --        1,003,165     10,032         --           --
Exercise of stock options at $2.00 per share                 --           --           47,115        471         --           --
Issuance of common stock at $28.49 per share on
  March 6, 1989 (net of costs of issuance of $21,395)        --           --          175,525      1,755         --           --
Issuance of common stock at $28.49 per share on
  March 30, 1989 (net of costs of issuance of $10,697)       --           --           87,760        878         --           --
Sale of options at $28.29 per share to purchase common
  stock at $.20 per share on March 30, 1989 (net of
  costs of issuance of $4,162)                               --           --             --         --           --           --
Net loss                                                     --           --             --         --           --           --
Deferred compensation relating to grant of stock options     --           --             --         --           --           --
Amortization of deferred compensation                        --           --             --         --           --           --
                                                            ----       ------       ---------    -------      -------    ---------

Balance at May 31, 1989                                      --           --        6,476,585     64,766         --           --
Net loss                                                     --           --             --         --           --           --
Deferred compensation relating to grant of stock options     --           --             --         --           --           --
Amortization of deferred compensation                        --           --             --         --           --           --
                                                            ----       ------       ---------    -------      -------    ---------

Balance at May 31, 1990                                      --           --        6,476,585     64,766         --           --
Net loss                                                     --           --             --         --           --           --
Amortization of deferred compensation                        --           --             --         --           --           --
                                                            ----       ------       ---------    -------      -------    ---------

Balance at May 31, 1991                                      --           --        6,476,585     64,766         --           --
Exercise of stock warrants at $5.60 per share                --           --           90,000        900         --           --
Net loss                                                     --           --             --         --           --           --
Amortization of deferred compensation                        --           --             --         --           --           --
                                                            ----       ------       ---------    -------      -------    ---------

Balance at May 31, 1992                                      --           --        6,566,585     65,666         --           --
Exercise of stock warrants at $7.14 per share                --           --           15,000        150         --           --
Issuance of common stock at $15.19 per share on
  April 19, 1993 (net of costs of issuance of $20,724)       --           --          374,370      3,744         --           --
Net loss                                                     --           --             --         --           --           --
Amortization of deferred compensation                        --           --             --         --           --           --
                                                            ----       ------       ---------    -------      -------    ---------
Balance at May 31, 1993                                      --           --        6,955,955     69,560         --           --
                                                            ----       ------       ---------    -------      -------    ---------

                                                                                            DEFICIT                        TOTAL
                                                      SERIES B CONVERTIBLE                ACCUMULATED                     SHARE-
                                                        PREFERRED STOCK      ADDITIONAL   DURING THE      DEFERRED       HOLDERS'
                                                       NUMBER   AGGREGATE     PAID-IN     DEVELOPMENT      COMPEN-        EQUITY
                                                     OF SHARES   AMOUNT       CAPITAL        STAGE         SATION        (DEFICIT)
                                                     ---------  ---------   -----------   -----------     --------       ----------
Issuance of common stock
  on August 27, 1985                                    --      $    --        (28,000)         --              --           7,000
Issuance of Series A convertible preferred
  stock at $4.00 per share on August 27,
  1985 (net of costs of issuance of $79,150)            --           --        670,850          --              --         920,850
Net loss                                                --           --           --        (607,688)           --        (607,688)
                                                    --------    ---------   ----------    ----------      ----------    ----------

Balance at May 31, 1986                                 --           --        642,850      (607,688)           --         320,162
Net loss                                                --           --           --      (2,429,953)           --      (2,429,953)
Deferred compensation relating to grant of
  stock options                                         --           --      2,340,000          --        (2,340,000)         --
Amortization of deferred compensation                   --           --           --            --           720,000       720,000
                                                     -------    ---------   ----------    ----------      ----------    ----------

Balance at May 31, 1987                                 --           --      2,982,850    (3,037,641)     (1,620,000)   (1,389,791)
Issuance of Series B convertible preferred
  stock at $35.68 per share on August 14,
  1987 (net of costs of issuance of $75,450)         200,633      200,633    6,882,502          --              --       7,083,135
Net loss                                                --           --           --      (3,057,254)           --      (3,057,254)
Amortization of deferred compensation                   --           --           --            --           566,136       566,136
                                                     -------    ---------   ----------    ----------      ----------    ----------

Balance at May 31, 1988                              200,633      200,633    9,865,352    (6,094,895)     (1,053,864)    3,202,226
Issuance of common stock at $24.21 per share
  on June 7, 1988 (net of costs of issuance
  of $246,000)                                          --           --      9,749,870          --              --       9,754,000
Conversion of Series A convertible preferred
  stock to common stock on June 7, 1988                 --           --        237,500          --              --            --
Conversion of Series B convertible preferred
  stock to common stock on June 7, 1988             (200,633)    (200,633)     190,601          --              --            --
Exercise of stock options at $2.00 per share            --           --         93,759          --              --          94,230
Issuance of common stock at $28.49 per share
  on March 6, 1989 (net of costs of issuance
  of $21,395)                                           --           --      4,976,855          --              --       4,978,610
Issuance of common stock at $28.49 per share
  on March 30, 1989 (net of costs of issuance
  of $10,697)                                           --           --      2,488,356          --              --       2,489,234
Sale of options at $28.29 per share to purchase
  common stock at $.20 per share on March 30,
  1989 (net of costs of issuance of $4,162)             --           --      7,443,118          --              --       7,443,118
Net loss                                                --           --           --        (791,206)           --        (791,206)
Deferred compensation relating to grant of
  stock options                                         --           --        683,040          --          (683,040)         --
Amortization of deferred compensation                   --           --           --            --           800,729       800,729
                                                     -------    ---------   ----------    ----------      ----------    ----------

Balance at May 31, 1989                                 --           --     35,728,451    (6,886,101)       (936,175)   27,970,941
Net loss                                                --           --           --      (3,490,394)           --      (3,490,394)
Deferred compensation relating to grant of
  stock options                                         --           --        699,163          --          (699,163)         --
Amortization of deferred compensation                   --           --           --            --           546,278       546,278
                                                     -------    ---------   ----------    ----------      ----------    ----------

Balance at May 31, 1990                                 --           --     36,427,614   (10,376,495)     (1,089,060)   25,026,825
Net loss                                                --           --           --      (5,579,872)           --      (5,579,872)
Amortization of deferred compensation                   --           --           --            --           435,296       435,296
                                                     -------    ---------   ----------    ----------      ----------    ----------

Balance at May 31, 1991                                 --           --     36,427,614   (15,956,367)       (653,764)   19,882,249
Exercise of stock warrants at $5.60 per share           --           --        503,100          --              --         504,000
Net loss                                                --           --           --      (7,006,495)           --      (7,006,495)
Amortization of deferred compensation                   --           --           --            --           254,025       254,025
                                                     -------    ---------   ----------    ----------      ----------    ----------

Balance at May 31, 1992                                 --           --     36,930,714   (22,962,862)       (399,739)   13,633,779
Exercise of stock warrants at $7.14 per share           --           --        106,890          --              --         107,040
Issuance of common stock at $15.19 per share
  on April 19, 1993 (net of costs of issuance
  of $20,724)                                           --           --      5,663,710          --              --       5,667,454
Net loss                                                --           --           --      (8,066,609)           --      (8,066,609)
Amortization of deferred compensation                   --           --           --            --           254,025       254,025
                                                     -------    ---------   ----------    ----------      ----------    ----------

Balance at May 31, 1993                                 --           --     42,701,314   (31,029,471)       (145,714)   11,595,689
                                                     -------    ---------   ----------    ----------      ----------    ----------

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

             Statements of Shareholders' Equity (Deficit), continued

             Nine month period ended February 28, 2002 and for the period from June 19, 1985 (inception) through February 28, 2002




                                                                                                             SERIES A CONVERTIBLE
                                                     PREFERRED STOCK              COMMON STOCK                 PREFERRED STOCK
                                                 ------------------------   ------------------------       ------------------------
                                                  NUMBER       AGGREGATE     NUMBER        AGGREGATE        NUMBER        AGGREGATE
                                                 OF SHARES       AMOUNT     OF SHARES       AMOUNT         OF SHARES        AMOUNT
                                                 ----------    ---------    ---------     ----------       ---------      ---------
Net loss                                             --         $ --             --       $      --             --          $ --
Issuance of common stock at $6.50 per share
  on May 26, 1994 (net of costs of issuance
  of $2,061,149)                                     --           --        2,500,000          25,000           --            --
Cancellation of stock options                        --           --             --              --             --            --
Amortization of deferred compensation                --           --             --              --             --            --
                                                    ----        -----      ----------     -----------       --------        -----

Balance at May 31, 1994                              --           --        9,455,955          94,560           --            --
Net loss                                             --           --             --              --             --            --
Issuance of common stock at $6.50 per share
  on June 20, 1994 (net of issuance costs of
  $172,500)                                          --           --          375,000           3,750           --            --
Exercise of stock options at $7.14 per share         --           --           10,000             100           --            --
Exercise of stock options at $2.00 per share         --           --          187,570           1,875           --            --
Cancellation of stock options                        --           --             --              --             --            --
Amortization of deferred compensation                --           --             --              --             --            --
                                                    ----        -----      ----------     -----------       --------        -----

Balance at May 31, 1995                              --           --       10,028,525         100,285           --            --
Net loss                                             --           --             --              --             --            --
Issuance of common stock at $17.75 per share
  on August 9, 1995 (net of issuance costs of
  $3,565,125)                                        --           --        2,925,000          29,250           --            --
Issuance of common stock at $17.75 per share
  on September 11, 1995 (net of issuance costs
  of $423,23                                         --           --          438,750           4,388           --            --
Exercise of stock options at $2.00 per share         --           --          182,380           1,824           --            --
Exercise of stock options at $6.38 per share         --           --            1,500              15           --            --
Exercise of stock options at $7.14 per share         --           --           10,000             100           --            --
Cancellation of stock options                        --           --             --              --             --            --
Amortization of deferred compensation                --           --             --              --             --            --
                                                    ----        -----      ----------     -----------       --------        -----

Balance at May 31, 1996                              --           --       13,586,155         135,862           --            --
Net loss                                             --           --             --              --             --            --
Exercise of stock options at $0.20 per share         --           --          263,285           2,633           --            --
Exercise of stock options at $2.00 per share         --           --          232,935           2,329           --            --
Exercise of stock options at $7.14 per share         --           --           10,000             100           --            --
Amortization of deferred compensation                --           --             --              --             --            --
                                                    ----        -----      ----------     -----------       --------        -----

Balance at May 31, 1997                              --           --       14,092,375         140,924           --            --
Net loss                                             --           --             --              --             --            --
Exercise of stock options at $7.14 per share         --           --            5,000              50           --            --
Amortization of deferred compensation                --           --             --              --             --            --
                                                    ----        -----      ----------     -----------       --------        -----

Balance at May 31, 1998                              --           --       14,097,375         140,974           --            --
Net loss                                             --           --             --              --             --            --
Non-cash compensation                                --           --             --              --             --            --
Exercise of stock options at $7.14 per share         --           --           17,500             175           --            --
Exercise of stock warrants at $8.00 per share        --           --          125,000           1,250           --            --
                                                    ----        -----      ----------     -----------       --------        -----

Balance at May 31, 1999                              --           --       14,239,875         142,399           --            --
Net loss                                             --           --             --              --             --            --
Non-cash compensation                                --           --             --              --             --            --
Exercise of stock options at $13.38 per share        --           --            2,500              25           --            --
                                                    ----        -----      ----------     -----------       --------        -----

Balance at May 31, 2000                              --           --       14,242,375         142,424           --            --
Net loss                                             --           --             --              --             --            --
Exercise of stock options at $6.38                   --           --            6,000              60           --            --
Exercise of stock options at $10.81                  --           --           17,500             175           --            --
                                                    ----        -----      ----------     -----------       --------        -----
Balance at May 31, 2001                              --           --       14,265,875     $   142,659           --            --
Net loss (unaudited)                                 --           --             --              --             --            --
                                                    ----        -----      ----------     -----------       --------        -----
Balance at February 28, 2002 (unaudited)             --         $ --       14,265,875     $   142,659           --          $ --
                                                    ====        =====      ==========    ============       ========        =====


                                                                                           DEFICIT                       TOTAL
                                                 SERIES B CONVERTIBLE                    ACCUMULATED                     SHARE-
                                                   PREFERRED STOCK       ADDITIONAL       DURING THE      DEFERRED      HOLDERS'
                                                 NUMBER      AGGREGATE     PAID-IN       DEVELOPMENT       COMPEN-       EQUITY
                                                OF SHARES      AMOUNT      CAPITAL          STAGE          SATION       (DEFICIT)
                                                ---------   ----------   ----------      ------------     ---------   -----------
Net loss                                            --        $ --             --         (7,363,810)         --        (7,363,810)
Issuance of common stock at $6.50 per share
  on May 26, 1994 (net of costs of issuance
  of $2,061,149)                                    --          --       14,163,851             --            --        14,188,851
Cancellation of stock options                       --          --          (85,400)            --          85,400            --
Amortization of deferred compensation               --          --             --               --             267             267
                                                   ----       -----     -----------     ------------        ------     -----------

Balance at May 31, 1994                             --          --       56,779,765      (38,393,281)      (60,047)     18,420,997
Net loss                                            --          --             --         (7,439,013)         --        (7,439,013)
Issuance of common stock at $6.50 per share
  on June 20, 1994 (net of issuance costs of
  $172,500                                          --          --        2,261,250             --            --         2,265,000
Exercise of stock options at $7.14 per share        --          --           71,300             --            --            71,400
Exercise of stock options at $2.00 per share        --          --          373,264             --            --           375,139
Cancellation of stock options                       --          --         (106,750)            --         106,750            --
Amortization of deferred compensation               --          --             --               --         (67,892)        (67,892)
                                                   ----       -----     -----------     ------------        ------     -----------

Balance at May 31, 1995                             --          --       59,378,829      (45,832,294)      (21,189)     13,625,631
Net loss                                            --          --             --         (4,778,875)         --        (4,778,875)
Issuance of common stock at $17.75 per share
  on August 9, 1995 (net of issuance costs of
  $3,565,125                                        --          --       48,324,374             --            --        48,353,624
Issuance of common stock at $17.75 per share
  on September 11, 1995 (net of issuance costs
  of $423,23                                        --          --        7,360,187             --            --         7,364,575
Exercise of stock options at $2.00 per share        --          --          362,937             --            --           364,761
Exercise of stock options at $6.38 per share        --          --            9,555             --            --             9,570
Exercise of stock options at $7.14 per share        --          --           71,300             --            --            71,400
Cancellation of stock options                       --          --          (80,062)            --          80,062            --
Amortization of deferred compensation               --          --             --               --         (62,726)        (62,726)
                                                   ----       -----     -----------     ------------        ------     -----------

Balance at May 31, 1996                             --          --      115,427,120      (50,611,169)       (3,853)     64,947,960
Net loss                                            --          --             --         (4,245,693)         --        (4,245,693)
Exercise of stock options at $0.20 per share        --          --           50,025             --            --            52,658
Exercise of stock options at $2.00 per share        --          --          463,540             --            --           465,869
Exercise of stock options at $7.14 per share        --          --           71,300             --            --            71,400
Amortization of deferred compensation               --          --             --               --           2,569           2,569
                                                   ----       -----     -----------     ------------        ------     -----------

Balance at May 31, 1997                             --          --      116,011,985      (54,856,862)       (1,284)     61,294,763
Net loss                                            --          --             --         (5,883,378)         --        (5,883,378)
Exercise of stock options at $7.14 per share        --          --           35,650             --            --            35,700
Amortization of deferred compensation               --          --             --               --           1,284           1,284
                                                   ----       -----     -----------     ------------        ------     -----------

Balance at May 31, 1998                             --          --      116,047,635      (60,740,240)         --        55,448,369
Net loss                                            --          --             --         (7,416,333)         --        (7,416,333)
Non-cash compensation                               --          --           14,354             --            --            14,354
Exercise of stock options at $7.14 per share        --          --          124,775             --            --           124,950
Exercise of stock warrants at $8.00 per share       --          --          998,750             --            --         1,000,000
                                                   ----       -----     -----------     ------------        ------     -----------

Balance at May 31, 1999                             --          --      117,185,514      (68,156,573)         --        49,171,340
Net loss                                            --          --             --         (9,167,070)         --        (9,167,070)
Non-cash compensation                               --          --           57,112             --            --            57,112
Exercise of stock options at $13.38 per share       --          --           33,425             --            --            33,450
                                                   ----       -----     -----------     ------------        ------     -----------

Balance at May 31, 2000                             --          --      117,276,051      (77,323,643)         --        40,094,832
Net loss                                            --          --             --        (10,174,609)         --       (10,174,609)
Exercise of stock options at $6.38                  --          --           38,220             --            --            38,280
Exercise of stock options at $10.81                 --          --          189,000             --            --           189,175
                                                   ----       -----     -----------     ------------        ------     -----------

Balance at May 31, 2001                             --          --      117,503,271      (87,498,252)         --        30,147,678
Net loss (unaudited)                                --          --             --         (7,946,997)         --        (7,946,997)
                                                   ----       -----     -----------     ------------        ------     -----------
Balance at February 28, 2002 (unaudited)            --        $ --      117,503,271      (95,445,249)         --        22,200,681
                                                   ====       =====     ===========     ============        ======     ===========



See accompanying independent accountants' review report

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

        Nine month period ended February 28, 2002 and February 28, 2001 and for the period from June 19, 1985 (inception) through February 28, 2002





                                                          NINE MONTH PERIOD ENDED             CUMULATIVE
                                                        -----------------------------            FROM
                                                        FEBRUARY 28,     FEBRUARY 28,        JUNE 19, 1985
                                                        ------------    -------------           THROUGH
                                                            2002             2001          FEBRUARY 28, 2002
                                                        ------------    -------------     ------------------
                                                        (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
Cash flows from operating activities:
    Net loss                                            $ (7,946,997)     (7,365,569)         (95,445,249)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                        647,858         368,758           16,116,315
        Non-cash compensation                                   --              --              3,552,723
        Loss on sale of equipment                               --              --                 66,359
        Changes in assets and liabilities:
          Prepaid expenses                                   205,502         185,641             (381,851)
          Other current assets                               403,870        (126,983)          (1,948,241)
          Other assets                                        49,100         (49,200)               6,852
          Accounts payable                                (1,288,254)        285,786              484,328
          Accrued expenses                                    17,560         (24,458)             171,465
          Accrued compensation and benefits                   53,799          18,050              315,012
          Other liabilities                                    8,513          19,514              175,373
                                                        ------------       ---------           ----------
            Net cash used in operating activities         (7,849,049)     (6,688,461)         (76,886,914)
                                                        ------------       ---------           ----------

Cash flows from investing activities:
    Purchase of property, plant, equipment,
      and capitalized engineering costs                     (144,725)       (723,556)         (18,395,974)
    Proceeds from matured marketable securities           22,279,200       7,548,171          401,817,352
    Proceeds from sale of marketable securities                 --              --              7,141,656
    Purchase of marketable securities                     (5,012,963)     (8,218,827)        (413,955,614)
    Proceeds from sale of equipment                             --              --              1,863,023
                                                        ------------       ---------           ----------
            Net cash used in investing activities         17,121,512      (1,394,212)         (21,529,557)
                                                        ------------       ---------           ----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                      --           227,455          103,749,383
    Payment of common stock issuance costs                      --              --             (5,072,012)
    Proceeds from issuance of preferred stock                   --              --              6,644,953
    Proceeds from sale of stock options to
      purchase common shares                                    --              --              7,443,118
    Proceeds from issuance of notes payable                     --              --              1,500,000
    Repayment of notes payable                                  --              --               (140,968)
                                                        ------------       ---------           ----------
            Net cash provided by financing activities           --           227,455          114,124,474
                                                        ------------       ---------           ----------
            Net increase (decrease) in cash                9,272,463      (7,855,218)          15,708,003

Cash at beginning of period                                6,435,540      15,154,295                 --
                                                        ------------       ---------           ----------
Cash at end of period                                   $ 15,708,003       7,299,077           15,708,003
                                                        ============       =========           ==========



See accompanying independent accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                February 28, 2002
                                  (unaudited)


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHemeTM. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through February 28, 2002, we have incurred operating losses totaling $95,445,000.

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

In August 2001, we filed a Biologics License Application ("BLA") for PolyHeme with the FDA following the completion of our most recent clinical trials. In November 2001, we announced that we had received comments from the FDA's Center for Biologics Evaluation and Research ("CBER") on our BLA filing and that the agency was seeking additional information before accepting our application for filing. During the third quarter of fiscal 2002, our senior management met with members of the CBER staff and participated in a series of telephone conferences to discuss the CBER views on our BLA filing. These discussions clarified our understanding of the CBER position and have assisted us in developing appropriate responses to the matters raised by the CBER. While forecasting a definitive timeline for resolution of the open issues with the CBER is difficult, we believe we will adequately address their concerns. If our response to the CBER is unacceptable, we may be required to conduct an additional clinical study to support our current filing. The character, size and duration of that study are currently unknown. Whether an additional study to support the current filing is required or not, we would anticipate continuing clinical studies to expand the marketing indications for PolyHeme. We do not expect to conduct additional studies of PolyHeme until we reach an understanding with the CBER regarding the status of our BLA filing.

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

RESULTS OF OPERATIONS

         We reported no revenues for either the three-month or nine-month periods ended February 28, 2002 or 2001. From Northfield's inception through February 28, 2002, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our third fiscal quarter ended February 28, 2002 totaled $2,759,000, a decrease of $350,000 from the $3,109,000 reported in the third quarter of the prior year. Measured on a percentage basis, operating expenses in the third quarter of fiscal 2002 decreased by 11.3%. Expenses incurred in the prior fiscal year for conducting, monitoring and reporting clinical trials have been significantly reduced as the trials in process during the third fiscal quarter of the prior year have been completed. Except for the infusion of PolyHeme in individual compassionate use cases, Northfield is not currently enrolling additional patients in clinical trials.

         Research and development expenses for the third quarter of the current fiscal year totaled $2,176,000, a decrease of $313,000, or 12.6%, from the $2,489,000 reported in the third quarter of the prior fiscal year. This expense reduction was directly related to the completion of clinical trials and the subsequent monitoring, data analysis and report preparation.

         Research and development expenses for the nine-month period ended February 28, 2002, totaled $6,735,000, a decrease of $229,000, or 3.3%, from the $6,964,000 reported in the comparable prior year period. Lower expenses associated with conducting clinical trials caused the variance. We anticipate that our research and development expenses for the fourth quarter of fiscal 2002 will approximate those reported for the third quarter.

         General and administration expenses in the third quarter of fiscal 2002 totaled $583,000 compared to $620,000 for third quarter of fiscal 2001. This decrease of $37,000, or 6.0%, was primarily the result of reduced professional fees.

         General and administration expenses for the nine-month period ended February 28, 2002 totaled $1,951,000, which represents a decrease of $97,000, or 4.7%, from the $2,048,000 in general and administrative expenses incurred during the nine-month period ended February 28, 2001. This decrease was primarily the result of reduced professional fees in the current fiscal year.

         During the fourth quarter of the current fiscal year, we anticipate that general and administrative expenses will only modestly increase. We plan to limit significant increases in our general and administrative expenses until we reach an understanding with the FDA regarding the status of our BLA filing for PolyHeme.

INTEREST INCOME

         Interest income in the third quarter of fiscal 2002 totaled $168,000, or a $337,000 decrease from the $505,000 in interest income reported in the third quarter of fiscal 2001. Significantly lower interest rates in fiscal 2002 along with lower available investment balances accounted for the decrease. Maturing investments which were yielding in excess of 6% are now being reinvested at 2 to 3%. In the absence of a major cash infusion, interest income will continue to be significantly below prior year levels.

         Interest income for the nine-month period ended February 28, 2002 totaled $739,000, or a $907,000 decrease from the $1,646,000 in interest income earned in the comparable prior year period. From May 31, 2001 through February 28, 2002, available investment balances decreased by $7,994,000. This investment balance decrease combined with a reduction in short-term interest rates of 300 to 400 basis points combined to cause interest income to decline.

NET LOSS

         Our net loss for the third quarter ended February 28, 2002 was $2,591,000, or $.18 per basic share, compared to a net loss of $2,604,000, or $.18 per basic and diluted share, for the third quarter ended February 28, 2001. The decrease in the loss per basic and diluted share is primarily the result of a decrease in clinical trial expenses.

         For the nine-month period ended February 28, 2002, Northfield reported a loss of $7,947,000, or $.56 per basic share, compared to a loss of $7,366,000, or $.52 per basic share, in the comparable prior year period. The increased loss was primarily due to the significant reduction in interest income.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through February 28, 2002, we have used cash for operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $95,283,000. For the nine-month periods ended February 28, 2002 and 2001, these cash expenditures totaled $7,994,000 and $7,412,000, respectively. The increased cash outlay for the first nine-months of fiscal 2002 compared to the comparable prior year period is reflective of increased operating losses and a reduction in accounts payable balances, which more than offset a reduction in fixed asset purchases.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of February 28, 2002, we had cash and marketable securities totaling $20,705,000.

         At current spending levels, we believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing pilot manufacturing plant and office facilities for approximately 6-8 quarters. Thereafter, we are likely to require substantial additional capital to continue our operations. Our requirements for and ability to obtain additional capital are likely to be significantly affected by the outcome of our discussions with the FDA regarding the status of our BLA filing for PolyHeme.

         We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $55-60 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units. Initial engineering studies to expand our manufacturing capacity through build-out in the leased space adjacent to our existing manufacturing facility is completed. This engineering indicates an additional capacity of 75,000 units could be developed in approximately 16 to 20 months at a cost of $28 to $32 million. Like a large-scale greenfield manufacturing facility, significant additional funding will be required before the smaller scale expansion facility could be completed. Northfield has not yet committed to the build-out. We view the smaller facility as financially prudent yet large enough for commercial viability. We estimate that we will require at least $40 million in additional funding to build a smaller scale expansion facility (75,000 unit), fund the subsequent working capital needs and support an expanded manufacturing, sales and marketing organization.

         We may issue additional equity or debt securities to the public or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. Any one or a combination of these sources may be utilized to raise the required funding. However, business or market conditions may not be favorable, which may be detrimental to our ability to raise capital on terms acceptable to the Company, if at all. Inability to raise sufficient levels of capital would cause a delay in full commercialization of our product upon approval by the FDA.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

NET DEFERRED TAX ASSETS VALUATION

The Company records its net deferred tax assets in the amount that it expects to realize based on projected future taxable income. In assessing the appropriateness of its valuation, assumptions and estimates are required such as the Company's ability to generate future taxable income. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. As of February 28, 2002 the Company has recorded a 100 percent valuation allowance against its deferred tax asset.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of the company's contractual cash obligations as of February 28, 2002:


                                                               Less Than
Contractual Cash Obligations                  Total            One Year        1-3 Years        4-5 Years
                                          -------------     -------------    -------------     ------------
Lease Obligations(1)                        2,870,841           835,633         1,503,988         531,220
Other Obligations                           1,521,956           830,158           691,798             ---
                                          -------------     -------------    -------------     ------------
Total Contractual Cash Obligations          4,392,797         1,665,791         2,195,786         531,220

(1) Northfields Evanston lease agreement is cancellable with six months notice combined with a termination payment equal to six months base rent and six months of additional rental payments. If the lease were terminated today the termination payment would be $315,530.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The marketable security investments of the Company have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to the investments of the Company is not significant as all such investments are in U.S. dollar cash equivalents and short-term investments (with maturities of less than 12 months), which are by their nature less sensitive to interest rate movements. The investments of the Company are generally made in U.S. government and federal agency bonds, high-grade commercial paper, corporate bonds and certificates of deposit.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

  a) Exhibit 15    - Acknowledgement of Independent Certified Public
                      Accountants

  b) None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this April 11, 2002.

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