Form 10-K
period 2002-05-31
NORTHFIELD LABORATORIES INC /DE/
filed 2002-08-09
CIK 920947

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

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the period ended May 31, 2002
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 31, 2002, 14,265,875 shares of the Registrant's common stock, par value $.01 per share, were outstanding. On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on July 31, 2002) held by non-affiliates of the Registrant was $50,271,223 (11,556,603 shares at $4.35 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting are incorporated by reference into Part III of this Form 10-K. The Registrant maintains an Internet web site at www.northfieldlabs.com. None of the information contained on this web site is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission.

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

     We have conducted clinical trials of PolyHeme at multiple locations in the United States. Our clinical trials included infusion of PolyHeme in trauma and emergency surgical applications, in elective surgical procedures, and as life-saving therapy in situations of compassionate use. The observations in these trials have demonstrated the potential clinical utility of PolyHeme in the treatment of urgent blood loss and life-threatening hemoglobin levels. Our trials have involved high dosage and rapid infusion of PolyHeme in situations that are life-threatening and where massive blood loss routinely occurs. We believe that this application addresses the largest world-wide clinical need and has the greatest market opportunity. We believe we are the only company in our field with an oxygen-carrying blood substitute that has been rapidly infused at high doses -- as much as 20 units (1,000 grams) or twice the blood volume of the average adult.

     On August 28, 2001 we submitted our Biologics License Application to the Food and Drug Administration seeking approval to market PolyHeme for use in the treatment of urgent, life-threatening blood loss. On November 16, 2001 the FDA issued a refusal to file letter. We have learned that many of the agency's concerns are focused on the perceived broad nature of the proposed indication for the use of the product, the validity of the historical control group, and the actual trial design itself. We have had numerous meetings and follow-on discussions with the FDA. Our dialogue has been instructive and encouraging, although it is possible that additional trials will still be necessary. We are striving to reach a consensus in order to move forward to regulatory approval for PolyHeme and resolve the uncertainty that currently exists.

                                   BACKGROUND

     The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. We estimate that approximately 12 million units of blood were transfused in the United States in 2001, of which approximately 7.2 million units were administered to patients suffering the effects of acute blood loss.

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

                                   THE MARKET

     We estimate that approximately 12 million units of blood were transfused in the United States in 2001, of which approximately 7.2 million units were administered to patients suffering the effects of acute blood loss. Patient charges for the units of blood used in the United States in 2001 for the treatment of acute blood loss exceed $2 billion. The transfusion market in the United States consists of two principal segments. The acute blood loss segment, which comprises approximately 60% of the transfusion market, includes transfusions required in connection with trauma, surgery and unexpected blood loss. The chronic blood loss segment represents approximately 40% of the transfusion market and includes transfusions in connection with general medical applications and chronic anemias.

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

                                CLINICAL TRIALS

     We have conducted clinical trials of PolyHeme at multiple locations in the United States. Our clinical trials included infusion of PolyHeme in trauma and emergency surgical applications, in elective surgical procedures, and as life-saving therapy in situations of compassionate use. The observations in these trials have demonstrated the potential clinical utility of PolyHeme in the treatment of urgent blood loss and life threatening hemoglobin levels. Our trials have involved high dosage and rapid infusion of PolyHeme in situations that are life-threatening and where massive blood loss routinely occurs. We believe that this application addresses the largest world-wide clinical need and has the greatest market opportunity. We believe we are the only company in our field with an oxygen-carrying blood substitute that has been rapidly infused at high doses -- as much as 20 units (1,000 grams) or twice the blood volume of the average adult.

TRAUMA AND EMERGENCY SURGICAL APPLICATIONS

     We have conducted clinical trials of PolyHeme in trauma and emergency surgical applications at multiple hospitals in the United States, including both civilian and military institutions. These clinical trials were designed to assess the safety and effectiveness of PolyHeme in treating acute blood loss and hemorrhagic shock in trauma and emergency surgical patients. Patients participating in these trials were infused with up to 20 units (1000 grams) of PolyHeme. This unprecedented dose is equivalent to twice the blood volume of an average adult.

     Our clinical protocol allowed us to assess the life-sustaining capacity of PolyHeme following massive blood loss when blood was not used for resuscitation and the red blood cell hemoglobin level fell to life-threatening levels. The anticipated survival rate at the life-threatening red blood cell hemoglobin levels that occur in our patients is less than 20% based on the published literature. The observed survival rate in our patients receiving PolyHeme was 75%. This improvement demonstrates the ability of PolyHeme to effectively transport oxygen. The important safety observations were that none of the toxicities historically associated with other hemoglobin solutions have been identified in our clinical experience.

     We analyzed the data from our trauma trials and considered our regulatory position based on our findings. We were pleased with the results from these trials, which demonstrated potential life-saving benefit from the use of PolyHeme in urgent, acute blood loss settings, including trauma, emergency surgery and unexpected life-threatening blood loss during elective surgical procedures. We submitted our BLA with the FDA based on the strength of these data.

ELECTIVE SURGICAL APPLICATIONS

     We have also conducted clinical trials of PolyHeme in elective surgical applications at multiple locations in the United States. Our clinical protocol for these trials was a randomized controlled study in which elective surgical patients were infused with up to six units of PolyHeme (three liters containing 300 grams of hemoglobin). The majority of elective surgical procedures require the infusion of six units or less of blood.

     While the use of PolyHeme in our elective surgery trials was the same as that for trauma -- high dose, rapid infusion for acute blood loss -- the clinical endpoint for these trials was the elimination of the use of banked blood. Due to the complexity of the clinical protocol, however, patient accrual progressed slowly. As a result, we closed the elective surgery protocol after our BLA was submitted. We anticipate other potential trials in elective surgery in the future.

COMPASSIONATE USE

     We continue to enroll patients on a case by case basis in situations of compassionate use on an emergent basis in life-threatening situations. We provide PolyHeme as life-saving treatment in situations of immunologic incompatibility with the available supply of blood, or religious objection to donated blood. Each case is reviewed to be certain that the use of PolyHeme may be beneficial in treating a patient who would otherwise have a high risk of mortality. We will continue this support on an on-going basis.

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

                              MARKETING STRATEGIES

     If FDA approval of PolyHeme is received, we intend to market PolyHeme with our own sales force in the United States. We intend to recruit and train a specialty sales force of approximately 20 individuals to introduce PolyHeme in selected markets. The selling effort will target approximately 500 hospitals which utilize over 70% of the nation's blood supply. We believe the most important marketing activities will be educating, stimulating use by and servicing health care professionals. If we secure a partnership with a pharmaceutical company with expertise in marketing this strategy will change.

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

     We believe that the treatment of urgent blood loss is the setting most likely to lead to FDA approval and the application which presents the greatest market opportunity. However, several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Northfield in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies and products which will be available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or noncompetitive. A bovine-source hemoglobin-based oxygen-carrier has been approved for human use in South Africa and a BLA was submitted to the FDA for its use in the United States. An application for marketing approval for one human-source hemoglobin-based oxygen carrier was not approved in Canada and is still pending in the United Kingdom.

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

     The steps required before a biological product may be sold commercially in the United States include preclinical testing, the submission to the FDA of an Investigational New Drug application, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a Biologics License Application, or BLA, relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a BLA. After a BLA is submitted there is an initial review by the FDA to be sure that all of the required elements are included in the submission. There can be no assurance that the filing will be accepted for filing or that the FDA may not issue a refusal to file, or RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. If the submission is filed, there can be no assurance that the full review will result in product approval.

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

     We cannot ensure that our patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that we will not become involved in disputes with respect to the patents or proprietary rights of third parties. An adverse outcome from these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to stop using our technology, any of which would result in a material adverse effect on our results of operations and our financial position.

                            RESEARCH AND DEVELOPMENT

     The principal focus of our research and development effort is the support of the clinical trials necessary for regulatory approval of PolyHeme. We have also contracted for the preliminary engineering necessary to assess the production of PolyHeme in commercial quantities.

     In fiscal 2002, 2001 and 2000, our research and development expenses totaled $8,843,000, $9,437,000, and $9,193,000, respectively. We anticipate that these expenses will continue to increase as we fund the further clinical testing of PolyHeme and prepare for production of PolyHeme in commercial quantities.

                                HUMAN RESOURCES

     As of May 31, 2002, we had 60 employees, of whom 52 were involved in research and development and eight were responsible for financial and other administrative matters. We also had consulting arrangements with seven individuals as of that date. None of our employees are represented by labor unions, and we are not aware of any organizational efforts on behalf of any labor unions involving our employees. We consider our relations with our employees to be excellent.

                                  RISK FACTORS

     You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

WE MAY BE REQUIRED TO CONDUCT EXTENSIVE ADDITIONAL CLINICAL TRIALS IN THE FUTURE

     The results of our clinical trials may not be sufficient at present to demonstrate adequately the safety and effectiveness of PolyHeme in order to successfully file our BLA and ultimately receive product approval. We believe clinical trials may continue throughout the regulatory review process. If extensive additional trials are necessary, they will be expensive and time-consuming. The timing of the FDA review process is uncertain. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA approval of PolyHeme, or that FDA approval, if obtained, will not include limitations on the indicated uses for which PolyHeme may be marketed. Our business, financial condition and results of operations are critically dependent on receiving FDA approval of PolyHeme. A significant delay in our clinical trials or a failure to achieve FDA approval of commercial sales of PolyHeme would have a material adverse effect on us and could result in the cessation of our business. We or the FDA may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks.

OUR ACTIVITIES ARE AND WILL CONTINUE TO BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

     Our research, development, testing, manufacturing, marketing and distribution of PolyHeme are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and its foreign counterparts. The regulatory approval process to establish the safety and effectiveness of PolyHeme and the safety and reliability of our manufacturing process has already consumed several years and considerable expenditures. The data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA regulatory approval. The lack of established criteria for evaluating the effectiveness of blood substitute products could also delay or prevent FDA regulatory approval. In addition, delay or rejection could be caused by changes in FDA policies and regulations. Similar delays or rejections may also be encountered in foreign countries. We cannot ensure that, even after extensive clinical trials, regulatory approval will ever be obtained for PolyHeme. Under FDA guidelines, the FDA may comment upon the acceptability of a BLA following its submission. After a BLA is submitted there is an initial review by the FDA to be sure that all of the required elements are included in the submission. There can be no assurance that the filing will be accepted for filing or that the FDA may not issue a refusal to file, or RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. If the submission is filed, there can be no assurance that the full review will result in product approval. Moreover, if regulatory approval of PolyHeme is granted, the approval may include limitations on the indicated uses for which PolyHeme may be marketed. Further, even if such regulatory approval is obtained, we do not presently have manufacturing facilities sufficient to produce commercial quantities of PolyHeme. In order to seek FDA approval of the sale of PolyHeme produced at its first commercial manufacturing facility, we may be required to conduct a portion of our clinical trials with product manufactured at that facility. Discovery of previously unknown problems with PolyHeme or unanticipated problems with our manufacturing facilities, even after FDA approval of PolyHeme for commercial sale, may result in the imposition of significant restrictions, including withdrawal of PolyHeme from the market. Additional laws and regulations may also be enacted which could prevent or delay regulatory approval of PolyHeme, including laws or regulations relating to the price or cost-effectiveness of medical products. Any delay or failure to achieve regulatory approval of commercial sales of PolyHeme is likely to have a material adverse effect on our financial condition.

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

WE WILL NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS

     We will be required to raise substantial additional capital to achieve commercial production of PolyHeme. Our future capital requirements will depend on many factors, including the scope and results of clinical trials, the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. We cannot ensure that this additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. If we are unable to raise additional capital, our independent accountants may qualify their audit opinions based on uncertainty regarding our ability to continue as a going concern. A qualification of this type may interfere with our ability to issue our securities to the public or in private transactions. Any additional funding derived from the sale of equity securities may result in significant dilution to our existing stockholders.

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

THERE ARE SIGNIFICANT COMPETITORS DEVELOPING SIMILAR PRODUCTS

     If approved for commercial sale, PolyHeme will compete directly with established therapies for acute blood loss and may compete with other technologies currently under development. We cannot ensure that PolyHeme will have advantages which will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or to adopt other new technologies or products. We also cannot ensure that the cost of PolyHeme will be competitive with the cost of established therapies or other new technologies or products. The development of blood substitute products is a rapidly evolving field. Competition is intense and expected to increase. Several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Many of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Northfield in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies or products which will become available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or non-competitive. A bovine-source hemoglobin-based oxygen-carrier has been approved for human use in South Africa and a BLA was submitted to the FDA for its use in the United States. An application for marketing approval for one human-source hemoglobin-based oxygen carrier was not approved in Canada and is still pending in the United Kingdom.

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

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

     From Northfield's inception through May 31, 2002, we have incurred net operating losses totaling $98,216,000. We will require substantial additional expenditures to complete clinical trials, to pursue regulatory approval for PolyHeme, to establish commercial scale manufacturing processes and facilities, and to establish marketing, sales and administrative capabilities. These expenditures are expected to result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis or at all.

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

                                    PART II

ITEM 2. PROPERTIES

     We currently lease a manufacturing facility located in Mt. Prospect, Illinois, and maintain our principal executive offices in Evanston, Illinois. The leases for our manufacturing facility and executive offices extend through August 2004 and February 2006, respectively. We have the option to extend the existing lease for two additional five-year periods for the manufacturing facility. Rent expense for our 2002 fiscal year was $835,661. We believe our present manufacturing facility is capable of producing sufficient quantities of PolyHeme for all of our clinical trials in the United States.

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

ITEM 3. LEGAL PROCEEDINGS.

     As of May 31, 2002, we were not a party to any material pending legal proceedings.

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

FISCAL QUARTER ENDED                                          HIGH     LOW
--------------------                                          ----     ---
May 31, 1998................................................  17.25    9.50
August 31, 1998.............................................  18.13   10.13
November 30, 1998...........................................  15.63    9.13
February 28, 1999...........................................  16.38   10.94
May 31, 1999................................................  15.00   10.50
August 31, 1999.............................................  13.88   11.00
November 30, 1999...........................................  15.25   11.25
February 29, 2000...........................................  23.31   10.00
May 31, 2000................................................  41.50   11.00
August 31, 2000.............................................  18.00   11.00
November 30, 2000...........................................  16.25    8.50
February 28, 2001...........................................  17.50    9.00
May 31, 2001................................................  17.00    8.41
August 31, 2001.............................................  21.25   12.70
November 30, 2001...........................................  17.75    9.00
February 28, 2002...........................................  10.20    7.12
May 31, 2002................................................   8.98    3.91
  (through July 31, 2002)...................................   5.77    3.00

                               HOLDERS OF RECORD

     As of May 31, 2002, there were approximately 400 holders of record and approximately 10,000 beneficial owners of our common stock. There were as of that date no issued and outstanding shares of our preferred stock.

                                   DIVIDENDS

     We have never declared or paid dividends on our capital stock and do not anticipate declaring or paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data set forth below for, and as of the end of, each of the years in the five-year period ended May 31, 2002 and for the period from June 19, 1985 (inception) through May 31, 2002 were derived from Northfield's financial statements, which financial statements have been audited by KPMG LLP, independent certified public accountants.

                                                                                      CUMULATIVE
                                                                                         FROM
                                                                                       JUNE 19,
                                                  YEARS ENDED MAY 31,                    1985
                                     ---------------------------------------------     THROUGH
                                       2002      2001      2000     1999     1998    MAY 31, 2002
                                       ----      ----      ----     ----     ----    ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License income...................  $     --        --       --       --       --       3,000
Costs and expenses:
  Research and development.........     8,843     9,437    9,193    7,661    6,675      87,421
  General and administrative.......     2,700     2,786    2,260    2,311    2,338      36,957
Interest income (net)..............       826     2,048    2,286    2,556    3,130      23,245
Net loss...........................  $(10,717)  (10,175)  (9,167)  (7,416)  (5,883)    (98,216)
Net loss per share basic and
  diluted..........................  $  (0.75)    (0.71)   (0.64)   (0.53)   (0.42)     (10.23)
Shares used in calculation of per
  share data(1)....................    14,266    14,253   14,241   14,115   14,097       9,601

                                                              MAY 31,
                                      --------------------------------------------------------
                                        2002        2001        2000        1999        1998
                                        ----        ----        ----        ----        ----
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities......  $ 18,389    $ 28,698    $ 38,284    $ 47,561    $ 53,504
Total assets........................    21,235      32,502      41,728      50,963      56,919
Total liabilities...................     1,804       2,355       1,634       1,791       1,471
Deficit accumulated during
  development stage.................   (98,216)    (87,498)    (77,324)    (68,157)    (60,740)
Total shareholders' equity(2).......    19,430      30,148      40,095      49,171      55,448

-------------------------

(1) Computed on the basis described in Note 1 of Notes to Financial Statements.

(2) Excludes 694,000 shares reserved for issuance upon the exercise of stock options outstanding as of May 31, 2002. Additional stock options for a total of 393,000 shares and 170,000 shares, respectively, were available for grant as of May 31, 2002 under our employee stock option plans and stock option plan for outside directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through May 31, 2002, we have incurred operating losses totaling $98,216,000.

     As more fully described above in "Clinical Trials," the FDA in November 2001 issued a refusal to file letter with respect to our Biologics License Application for PolyHeme. Since that time, we have had numerous meetings and follow-up discussions with the FDA and are attempting to reach a consensus with the FDA in order to move forward as quickly as possible toward regulatory approval for PolyHeme. The FDA regulatory process, however, is subject to significant risks and uncertainties, including those described above in "Risk Factors." The nature, timing and costs of the efforts necessary for us to obtain regulatory approval for PolyHeme, and the timing of any future revenues from the commercial sale of PolyHeme, cannot therefore be reasonably estimated at this time because of the current regulatory status of PolyHeme and the wide range of possible outcomes arising from our discussions with the FDA.

     The costs incurred by Northfield to date and during each period presented below in connection with our development of PolyHeme are described in the Statements of Operations and in note 10 of notes to our financial statements.

     Our success will depend on several factors, including our ability to obtain FDA regulatory approval of PolyHeme and our manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, enforce our patent positions and raise sufficient capital to fund these activities. We have experienced significant delays in the development and clinical testing of PolyHeme. We cannot ensure that we will be able to achieve these goals or that we will be able to realize product revenues or profitability on a sustained basis or at all.

                             RESULTS OF OPERATIONS

     We reported no revenues for the fiscal years ended May 31, 2002, 2001 or 2000. From Northfield's inception through May 31, 2002, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

     Operating expenses for our fiscal years ended May 31, 2002, 2001 and 2000 totaled $11,543,000, $12,222,000 and $11,453,000, respectively. Measured on a percentage basis, fiscal 2002 operating expenses were less than fiscal 2001 expenses by 5.6%, while fiscal 2001 operating expenses exceeded fiscal 2000 expenses by 6.7%.

     For our 2002 fiscal year, research and development expenses totaled $8,843,000, representing a decrease of $594,000, or 6.3%, from the prior fiscal year. During fiscal 2002, Northfield closed all of its current clinical trials, except those relating to compassionate use. The elimination of these expenses caused fiscal 2002 research and development expenses to be less than those incurred in fiscal 2001.

     For our 2001 fiscal year, research and development expenses totaled $9,437,000, representing an increase of $244,000, or 2.7%, from the prior fiscal year. Higher manufacturing employment levels and salary increases resulted in higher labor costs, partially offset by reductions in purchased services related to reduced clinical trial field work.

     General and administrative expenses for fiscal 2002 totaled $2,700,000 compared to expenses of $2,786,000 for fiscal 2001, representing a decrease of $86,000, or 3.1%. The decrease was due primarily to reduced professional fees.

     General and administrative expenses for fiscal 2001 totaled $2,786,000 compared to expenses of $2,260,000 for fiscal 2000, representing an increase of $526,000, or 23.3%. The increase was due primarily to increased professional fees.

     We anticipate that general and administrative expenses will likely increase over the next few quarters as the costs of maintaining directors and officers liability insurance coverage recently increased by $290,000 and we expect to incur additional professional fees and other costs in connection with our 2002 annual shareholders meeting. Thereafter, following resolution of the regulatory status of PolyHeme, we expect that our general and administrative expenses will increase as we expand our business organization to support the commercialization of PolyHeme.

                                INTEREST INCOME

     Interest income in fiscal 2002 equaled $826,000, representing a decrease of $1,222,000, or 59.7%, from the $2,048,000 in interest income reported in fiscal 2001. Significantly lower interest rates and lower available investment balances account for the decrease. Currently available short-term interest rates are yielding less than 2.25%.

     Interest income in fiscal 2001 equaled $2,048,000, or a $238,000 decrease from the $2,286,000 in interest income reported in fiscal 2000. Higher interest rates early in fiscal 2001 partially offset lower available investment balances to account for the decrease.

     Without additional cash inflows, interest income will decline significantly in fiscal 2003. If we maintain our present level of expenditures and earn interest at current short-term money rates, interest income in fiscal 2003 is expected to decline by approximately 70% compared to fiscal 2002.

                                    NET LOSS

     The net loss for our fiscal year ended May 31, 2002 was $10,717,000, or $.75 per share, compared to a net loss of $10,175,000, or $.71 per share, for the fiscal year ended May 31, 2001. The increase in the loss per share is primarily the result of the reduction in interest income. Fiscal 2002 operating expenses were $679,000 less than those incurred in fiscal 2001, while interest income in fiscal 2002 was $1,222,000 less than the interest income earned in fiscal 2001.

     The net loss for our fiscal year ended May 31, 2001 was $10,175,000, or $.71 per share, compared to a net loss of $9,167,000, or $.64 per share, for the fiscal year ended May 31, 2000. The increase in the loss per share was primarily the result of higher administrative costs and professional fees, which increased over the course of the year, as well as increased labor costs.

                        LIQUIDITY AND CAPITAL RESOURCES

     From Northfield's inception through May 31, 2002, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $97,599,000. For the years ended May 31, 2002, 2001 and 2000, these cash expenditures totaled $10,310,000, $9,813,000 and
$11,097,000, respectively. The year over year increase is due primarily to funding the fiscal 2001 year-end accruals for expenses related to our clinical trials partially offset by reduced purchases of property, plant, equipment and capitalized engineering services during fiscal 2002.

     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of May 31, 2002, we had cash and marketable securities totaling $18,389,000.

     We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing manufacturing plant and office facilities for approximately the next 18 months. Thereafter, we will require substantial additional funding to continue our operations. We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $45-$50 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units per year. Initial engineering on the leased space adjacent to our existing manufacturing facility is completed. This engineering indicates an additional capacity of 75,000 units per year could be developed in approximately 16 to 20 months at a cost of $28-$32 million. We believe that a 75,000 unit facility is the smallest facility that could be commercially successful. Like a greenfield project, significant additional funding will be required before the smaller scale expansion facility could be completed. Northfield has not yet committed to the build-out of a smaller scale expansion facility.

     We may issue additional equity or debt securities to the public or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital or enter into a collaborative arrangement with a strategic partner will depend primarily on the outcome of our discussions with the FDA regarding the regulatory status of PolyHeme. General business and market conditions may also affect our ability to pursue additional sources of capital on acceptable terms. Our inability to raise sufficient levels of capital could materially delay or prevent the commercialization of PolyHeme, even if it is approved by the FDA.

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

                          CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

                       NET DEFERRED TAX ASSETS VALUATION

     We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as Northfield's ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of May 31, 2002, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

                            CONTRACTUAL OBLIGATIONS

     The following table reflects a summary of our contractual cash obligations as of May 31, 2002:

                                                                LESS THAN                 4-5
CONTRACTUAL CASH OBLIGATIONS                         TOTAL      ONE YEAR    1-3 YEARS    YEARS
----------------------------                         -----      ---------   ---------    -----
Lease Obligations(1).............................  $2,368,761     840,157   1,289,400   239,204
Other Obligations................................   1,696,810     867,326     829,484        --
                                                   ----------   ---------   ---------   -------
Total Contractual Cash Obligations...............  $4,065,571   1,707,483   2,118,884   239,204
                                                   ==========   =========   =========   =======

---------------

(1) The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to six months base rent and six months of additional rental payments. If the lease were terminated today, the termination payment would be $315,530.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. FASB Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Adoption of FASB Statement No. 143 is required for fiscal years beginning after June 15, 2002. Upon adoption of this provision we expect to record an additional liability of approximately $138,000.

     In October 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion), and also amends ARB No. 51. Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FASB Statement
No. 144 retains a majority of the provisions of FASB Statement No. 121 while establishing a single accounting model, based on the framework established in FASB Statement No. 121, for long-lived assets to be disposed of by sale. FASB Statement No. 144 also resolves significant implementation issues related to FASB Statement No. 121. Adoption of FASB Statements No. 144 is required for fiscal years beginning after December 15, 2001. We do not expect the adoption of the provisions of FASB Statement No. 144 to have a material impact on the financial position or the results of operations of the Company.

ITEM 7(A) QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company currently does not have any foreign currency exchange risk. The Company invests its cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company's short-term investments, it believes that the financial market risk exposure is not material. A one percentage point decrease on an investable balance of $18.4 million would decrease interest income by $184,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Table of Contents to Financial Statements on page 21. See footnote 10 to the Financial Statements on page 37 for Supplementary Quarterly Data. These Financial Statements are incorporated by reference into this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON A ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have not had a disagreement on any matter of accounting principles or financial statement disclosure with our independent accountants during our 2002, 2001 or 2000 fiscal years.

                                    PART III

ITEMS 10 THROUGH 13.

     The information specified in Items 10 through 13 of Form 10-K has been omitted in accordance with instructions to Form 10-K. We expect to file with the Commission in August 2002, pursuant to Regula-tion 14A, a definitive proxy statement which will contain the information required to be included in Items 10 through 13 of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a) The following documents are filed as part of this report:

          (1) and (2) See the Table of Contents to Financial Statements on page 21.

          (3) See Description of Exhibits on page 38.

     b) None.

     c) See Description of Exhibits on page 38.

     d) None.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report................................      22
Balance Sheets, May 31, 2002 and 2001.......................      23
Statements of Operations, Years ended May 31, 2002, 2001,
  and 2000, and the cumulative period from June 19, 1985
  (inception) through May 31, 2002..........................      24
Statements of Shareholders' Equity (Deficit), Years ended
  May 31, 2002, 2001, and 2000, and the cumulative period
  from June 19, 1985 (inception) through May 31, 2002.......      26
Statements of Cash Flows, Years ended May 31, 2002, 2001,
  and 2000, and the cumulative period from June 19, 1985
  (inception) through May 31, 2002..........................      30
Notes to Financial Statements...............................      31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Northfield Laboratories Inc.:

     We have audited the accompanying balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 2002 and 2001, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 2002 and for the cumulative period from June 19, 1985 (inception) through May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2002 and for the cumulative period from June 19, 1985 (inception) through May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                /s/ KPMG LLP

Chicago, Illinois
July 16, 2002

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS
                             MAY 31, 2002 AND 2001

                                                                    2002           2001
                                                                    ----           ----
                           ASSETS
Current assets:
  Cash......................................................    $ 17,668,687      6,435,540
  Marketable securities.....................................         720,000     22,262,841
  Prepaid expenses..........................................         540,003        378,142
  Other current assets......................................           1,437        455,860
                                                                ------------    -----------
       Total current assets.................................      18,930,127     29,532,383
Property, plant, and equipment, net.........................       2,232,204      2,847,333
Other assets................................................          72,410        122,522
                                                                ------------    -----------
                                                                $ 21,234,741     32,502,238
                                                                ============    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,077,712      1,772,582
  Accrued expenses..........................................         210,109        153,905
  Accrued compensation and benefits.........................         338,849        261,213
                                                                ------------    -----------
       Total current liabilities............................       1,626,670      2,187,700
Other liabilities...........................................         177,753        166,860
                                                                ------------    -----------
       Total liabilities....................................       1,804,423      2,354,560
                                                                ------------    -----------
Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000
     shares; none issued and outstanding....................              --             --
  Common stock, $.01 par value. Authorized 30,000,000
     shares; issued and outstanding 14,265,875 at May 31,
     2002 and 2001, respectively............................         142,659        142,659
  Additional paid-in capital................................     117,503,271    117,503,271
  Deficit accumulated during the development stage..........     (98,215,612)   (87,498,252)
                                                                ------------    -----------
       Total shareholders' equity...........................      19,430,318     30,147,678
                                                                ------------    -----------
                                                                $ 21,234,741     32,502,238
                                                                ============    ===========

                See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MAY 31, 2002, 2001, AND 2000
                  AND THE CUMULATIVE PERIOD FROM JUNE 19, 1985
                        (INCEPTION) THROUGH MAY 31, 2002

                                                                                          CUMULATIVE
                                                                                             FROM
                                                       YEARS ENDED MAY 31,               JUNE 19, 1985
                                            -----------------------------------------       THROUGH
                                                2002           2001           2000       MAY 31, 2002
                                                ----           ----           ----       -------------
Revenues -- license income..............    $         --             --            --       3,000,000
                                            ------------    -----------    ----------     -----------
Costs and expenses:
  Research and development..............       8,843,115      9,436,992     9,192,833      87,420,520
  General and administrative............       2,700,183      2,785,500     2,260,488      36,956,896
                                            ------------    -----------    ----------     -----------
                                              11,543,298     12,222,492    11,453,321     124,377,416
                                            ------------    -----------    ----------     -----------
Other income and expense:
  Interest income.......................         825,938      2,047,883     2,286,251      23,245,038
  Interest expense......................              --             --            --          83,234
                                            ------------    -----------    ----------     -----------
                                                 825,938      2,047,883     2,286,251      23,161,804
                                            ------------    -----------    ----------     -----------
       Net loss.........................    $(10,717,360)   (10,174,609)   (9,167,070)    (98,215,612)
                                            ============    ===========    ==========     ===========
Net loss per share -- basic and
  diluted...............................    $      (0.75)         (0.71)        (0.64)         (10.23)
                                            ============    ===========    ==========     ===========
Shares used in calculation of per share
  data -- basic and diluted.............      14,265,875     14,253,385    14,240,749       9,600,593
                                            ============    ===========    ==========     ===========

                See accompanying notes to financial statements.

                      (This page intentionally left blank)

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
          YEARS ENDED MAY 31, 2002, 2001, AND 2000 AND THE CUMULATIVE
           PERIOD FROM JUNE 19, 1985 (INCEPTION) THROUGH MAY 31, 2002

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
    ========    =========   ========    =========   ==========   ===========    ==========     ==========

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED MAY 31, 2002, 2001, AND 2000
 AND THE CUMULATIVE PERIOD FROM JUNE 19, 1985 (INCEPTION) THROUGH MAY 31, 2002

                                                                   PREFERRED STOCK             COMMON STOCK
                                                                ----------------------    -----------------------
                                                                 NUMBER      AGGREGATE    NUMBER OF     AGGREGATE
                                                                OF SHARES     AMOUNT        SHARES       AMOUNT
                                                                ---------    ---------    ---------     ---------
Net loss....................................................          --      $    --             --    $     --
Issuance of common stock at $6.50 per share on May 26, 1994
  (net of costs of issuance of $2,061,149)..................                       --      2,500,000      25,000
Cancellation of stock options...............................          --           --             --          --
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1994.....................................          --           --      9,455,955      94,560
Net loss....................................................          --           --             --          --
Issuance of common stock at $6.50 per share on June 20, 1994
  (net of issuance costs of $172,500).......................                       --        375,000       3,750
Exercise of stock options at $7.14 per share................          --           --         10,000         100
Exercise of stock options at $2.00 per share................          --           --        187,570       1,875
Cancellation of stock options...............................          --           --             --          --
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1995.....................................          --           --     10,028,525     100,285
Net loss....................................................          --           --             --          --
Issuance of common stock at $17.75 per share on August 9,
  1995 (net of issuance costs of $3,565,125)................                       --      2,925,000      29,250
Issuance of common stock at $17.75 per share on September
  11, 1995 (net of issuance costs of $423,238)..............                       --        438,750       4,388
Exercise of stock options at $2.00 per share................          --           --        182,380       1,824
Exercise of stock options at $6.38 per share................          --           --          1,500          15
Exercise of stock options at $7.14 per share................          --           --         10,000         100
Cancellation of stock options...............................          --           --             --          --
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1996.....................................          --           --     13,586,155     135,862
Net loss....................................................          --           --             --          --
Exercise of stock options at $0.20 per share................          --           --        263,285       2,633
Exercise of stock options at $2.00 per share................          --           --        232,935       2,329
Exercise of stock options at $7.14 per share................          --           --         10,000         100
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1997.....................................          --           --     14,092,375     140,924
Net loss....................................................          --           --             --          --
Exercise of stock options at $7.14 per share................          --           --          5,000          50
Amortization of deferred compensation.......................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 1998.....................................          --           --     14,097,375     140,974
Net loss....................................................          --           --             --          --
Non-cash compensation.......................................          --           --             --          --
Exercise of stock options at $7.14 per share................          --           --         17,500         175
Exercise of stock warrants at $8.00 per share...............          --           --        125,000       1,250
                                                                 -------      -------     ----------    --------
Balance at May 31, 1999.....................................          --           --     14,239,875     142,399
Net loss....................................................          --           --             --          --
Non-cash compensation.......................................          --           --             --          --
Exercise of stock options at $13.38 per share...............          --           --          2,500          25
                                                                 -------      -------     ----------    --------
Balance at May 31, 2000.....................................          --           --     14,242,375     142,424
Net loss....................................................          --           --             --          --
Non-cash compensation.......................................          --           --             --          --
Exercise of stock options at $6.38 per share................          --           --          6,000          60
Exercise of stock options at $10.81 per share...............          --           --         17,500         175
                                                                 -------      -------     ----------    --------
Balance at May 31, 2001.....................................          --           --     14,265,875     142,659
Net loss....................................................          --           --             --          --
                                                                 -------      -------     ----------    --------
Balance at May 31, 2002.....................................          --      $    --     14,265,875    $142,659
                                                                 =======      =======     ==========    ========

     SERIES A CONVERTIBLE    SERIES B CONVERTIBLE                    DEFICIT
       PREFERRED STOCK          PREFERRED STOCK                    ACCUMULATED                      TOTAL
    ----------------------   ---------------------   ADDITIONAL    DURING THE                   SHAREHOLDERS'
      NUMBER     AGGREGATE    NUMBER     AGGREGATE     PAID-IN     DEVELOPMENT     DEFERRED        EQUITY
    OF SHARES     AMOUNT     OF SHARES    AMOUNT       CAPITAL        STAGE      COMPENSATION     (DEFICIT)
    ---------    ---------   ---------   ---------   ----------    -----------   ------------   -------------
            --   $     --          --    $     --             --    (7,363,810)         --        (7,363,810)
            --         --          --          --     14,163,851            --          --        14,188,851
            --         --          --          --        (85,400)           --      85,400                --
            --         --          --          --             --            --         267               267
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --     56,779,765   (38,393,281)    (60,047)       18,420,997
            --         --          --          --             --    (7,439,013)         --        (7,439,013)
            --         --          --          --      2,261,250            --          --         2,265,000
            --         --          --          --         71,300            --          --            71,400
            --         --          --          --        373,264            --          --           375,139
            --         --          --          --       (106,750)           --     106,750                --
            --         --          --          --             --            --     (67,892)          (67,892)
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --     59,378,829   (45,832,294)    (21,189)       13,625,631
            --         --          --          --             --    (4,778,875)         --        (4,778,875)
            --         --          --          --     48,324,374            --          --        48,353,624
            --         --          --          --      7,360,187            --          --         7,364,575
            --         --          --          --        362,937            --          --           364,761
            --         --          --          --          9,555            --          --             9,570
            --         --          --          --         71,300            --          --            71,400
            --         --          --          --        (80,062)           --      80,062                --
            --         --          --          --             --            --     (62,726)          (62,726)
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    115,427,120   (50,611,169)     (3,853)       64,947,960
            --         --          --          --             --    (4,245,693)         --        (4,245,693)
            --         --          --          --         50,025            --          --            52,658
            --         --          --          --        463,540            --          --           465,869
            --         --          --          --         71,300            --          --            71,400
            --         --          --          --             --            --       2,569             2,569
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    116,011,985   (54,856,862)     (1,284)       61,294,763
            --         --          --          --             --    (5,883,378)         --        (5,883,378)
            --         --          --          --         35,650            --          --            35,700
            --         --          --          --             --            --       1,284             1,284
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    116,047,635   (60,740,240)         --        55,448,369
            --         --          --          --             --    (7,416,333)         --        (7,416,333)
            --         --          --          --         14,354            --                        14,354
            --         --          --          --        124,775            --          --           124,950
            --         --          --          --        998,750            --          --         1,000,000
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    117,185,514   (68,156,573)         --        49,171,340
            --         --          --          --             --    (9,167,070)         --        (9,167,070)
            --         --          --          --         57,112            --          --            57,112
            --         --          --          --         33,425            --          --            33,450
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    117,276,051   (77,323,643)         --        40,094,832
            --         --          --          --             --   (10,174,609)         --       (10,174,609)
            --         --          --          --             --            --          --                --
            --         --          --          --         38,220            --          --            38,280
            --         --          --          --        189,000            --          --           189,175
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --         --          --          --    117,503,271   (87,498,252)         --        30,147,678
            --         --          --          --             --   (10,717,360)         --       (10,717,360)
    ----------   --------    --------    --------    -----------   -----------     -------       -----------
            --   $     --          --    $     --    117,503,271   (98,215,612)         --        19,430,318
    ==========   ========    ========    ========    ===========   ===========     =======       ===========

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 2002, 2001, AND 2000
                  AND THE CUMULATIVE PERIOD FROM JUNE 19, 1985
                        (INCEPTION) THROUGH MAY 31, 2002

                                                                                        CUMULATIVE
                                                                                           FROM
                                                      YEARS ENDED MAY 31,              JUNE 19, 1985
                                            ----------------------------------------      THROUGH
                                                2002          2001          2000       MAY 31, 2002
                                                ----          ----          ----       -------------
Cash flows from operating activities:
  Net loss................................  $(10,717,360)  (10,174,609)   (9,167,070)   (98,215,612)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization......       822,257       819,828       790,563     16,290,714
       Non-cash compensation..............            --            --        88,378      3,552,723
       Loss on sale of equipment..........            --            --            --         66,359
       Changes in assets and liabilities:
          Prepaid expenses................      (161,861)       31,128      (107,030)      (749,214)
          Other current assets............       454,423        49,712      (237,142)    (1,897,688)
          Other assets....................        49,099       (49,201)           --          6,851
          Accounts payable................      (694,870)      711,215      (263,663)     1,077,713
          Accrued expenses................        56,204       (20,104)       53,385        210,107
          Accrued compensation and
            benefits......................        77,636        10,643        29,570        338,849
          Other liabilities...............        10,893        19,143        23,015        177,753
                                            ------------   -----------   -----------   ------------
            Net cash used in operating
               activities.................   (10,103,579)   (8,602,245)   (8,789,994)   (79,141,445)
                                            ------------   -----------   -----------   ------------
Cash flows from investing activities:
  Purchase of property, plant, equipment,
     and capitalized engineering costs....      (206,115)   (1,210,448)   (2,307,390)   (18,457,364)
  Proceeds from sale of land and
     equipment............................            --            --     1,786,436      1,863,023
  Proceeds from matured marketable
     securities...........................    29,279,200    24,148,171    21,549,200    408,817,352
  Proceeds from sale of marketable
     securities...........................            --            --            --      7,141,656
  Purchase of marketable securities.......    (7,736,359)  (23,281,688)  (22,973,075)  (416,679,009)
                                            ------------   -----------   -----------   ------------
            Net cash provided by (used in)
               investing activities.......    21,336,726      (343,965)   (1,944,829)   (17,314,342)
                                            ------------   -----------   -----------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common
     stock................................            --       227,455        33,450    103,749,383
  Payment of common stock issuance
     costs................................            --            --            --     (5,072,012)
  Proceeds from issuance of preferred
     stock................................            --            --            --      6,644,953
  Proceeds from sale of stock options to
     purchase common shares...............            --            --            --      7,443,118
  Proceeds from issuance of notes
     payable..............................            --            --            --      1,500,000
  Repayment of notes payable..............            --            --            --       (140,968)
                                            ------------   -----------   -----------   ------------
            Net cash provided by financing
               activities.................            --       227,455        33,450    114,124,474
                                            ------------   -----------   -----------   ------------
            Net (decrease)/increase in
               cash.......................    11,233,147    (8,718,755)  (10,701,373)    17,668,687
Cash at beginning of period...............     6,435,540    15,154,295    25,855,668
                                            ------------   -----------   -----------   ------------
Cash at end of period.....................  $ 17,668,687     6,435,540    15,154,295     17,668,687
                                            ============   ===========   ===========   ============

                See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                         NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2002 AND 2001

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

CAPITALIZED ENGINEERING COSTS

     Capitalized engineering costs include design and other initial engineering studies relating to a commercial scale facility. During fiscal 2002 and 2001, the Company capitalized no engineering costs. Capitalized engineering costs are being amortized over a three year period. For the years ended May 31, 2002 and 2001, amortization cost recorded was $120,000.

COMPUTATION OF NET LOSS PER SHARE

     Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common equivalent shares. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common equivalent shares as long as their inclusion is not anti-dilutive. Because the Company reported a net loss for the years ended May 31, 2002, 2001, and 2000 and the cumulative period from June 19, 1985 (inception) through May 31, 2002, basic and diluted per share amounts are the same.

     The following potential common share instruments have been excluded from the computation of per share amounts for all periods presented as their effect on per share calculations is anti-dilutive.

                                                                          CUMULATIVE
                                                                             FROM
                                                                         JUNE 19, 1985
                                                                            THROUGH
                                         2002       2001       2000      MAY 31, 2002
                                         ----       ----       ----      -------------
Stock options.......................    629,750    603,000    594,350       579,033
Warrants............................         --         --         --        71,765
                                        -------    -------    -------       -------
                                        629,750    603,000    594,350       650,798
                                        =======    =======    =======       =======

FINANCIAL INSTRUMENTS

     The fair values of financial instruments, which consist of marketable securities (note 2), were not materially different from their carrying values at May 31, 2002 and 2001.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(2) MARKETABLE SECURITIES

     The fair market value of the Company's marketable securities was $715,360 at May 31, 2002, which included gross unrealized holding losses of $4,640. The fair market value of the Company's marketable securities was $22,464,045 at May 31, 2001, which included gross unrealized holding gains of $201,204.

     At May 31, 2002, all of the Company's marketable securities were scheduled to mature in less than one year.

(3) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment, at cost, less accumulated depreciation and amortization, is summarized as follows as of May 31, 2002 and 2001:

                                             USEFUL LIFE       2002           2001
                                             -----------       ----           ----
Manufacturing equipment..................     5 years       $ 9,482,870     9,331,865
Laboratory equipment.....................     5 years         1,330,425     1,330,425
Office furniture and equipment...........     7 years           680,008       671,778
Computer equipment.......................     3 years           104,280        87,515
Leasehold improvements...................    Lease term       1,651,447     1,621,332
Capitalized engineering costs............     3 years           924,867       924,867
                                                            -----------    ----------
                                                             14,173,897    13,967,782
Less accumulated depreciation and
  amortization...........................                    11,941,693    11,120,449
                                                            -----------    ----------
                                                            $ 2,232,204     2,847,333
                                                            ===========    ==========

     Depreciation and amortization expense related to property, plant and equipment amounted to $821,244, $818,816, and $789,551, for the years ended May 31, 2002, 2001, and 2000, respectively.

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

     On September 30, 1991, the Company issued 90,000 additional shares of common stock for net proceeds of $504,000. These shares were issued as a result of the exercise of common stock warrants.

     On June 29, 1992, the Company issued 15,000 additional shares of common stock for net proceeds of $107,040. These shares were issued as a result of the exercise of common stock warrants.

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

     During the year ended May 31, 2001, the Company issued 23,500 additional shares of common stock upon the exercise of stock options for cash at $6.38 and $10.81 per share, respectively, for net proceeds of $227,455.

5) INCOME TAXES

     As a result of losses incurred to date, the Company has not provided for income taxes. As of May 31, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $98,000,000, which are available to offset future taxable income, if any, from 2003 to 2022. Deferred tax assets primarily resulted from net operating loss carryforwards and differences in the recognition of research and development and depreciation expenses. Additionally, the Company had approximately $2,900,000 of research and experimentation tax credits and investment tax credits available to reduce future income taxes through 2022.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     The net deferred tax assets as of May 31, 2002 and 2001 are summarized as follows:

                                                           2002           2001
                                                           ----           ----
Deferred tax assets:
  Net operating loss carryforwards.................    $ 40,700,000     34,200,000
  Tax credit carryforwards.........................       2,900,000      2,500,000
  Other............................................         700,000        900,000
                                                       ------------    -----------
                                                         44,300,000     37,600,000
Valuation Allowance................................     (44,300,000)   (37,600,000)
                                                       ------------    -----------
       Net deferred tax assets.....................    $         --             --
                                                       ============    ===========

     The net change in the valuation allowance during fiscal 2002, 2001 and 2000 was an increase of $6,700,000, $2,800,000, and $4,400,000 respectively.

(6) STOCK OPTION PLAN

     The Company's Restated Nonqualified Stock Option Plan (the Employee Stock Option Plan) lapsed on September 30, 1996. Following the termination of the plan, all options outstanding prior to the plan termination may be exercised in accordance with their terms. As of May 31, 2002, options to purchase a total of 77,000 shares of the Company's common stock at prices of $6.38 and $15.19 per share were outstanding under the Employee Stock Option Plan. These options expire in 2003 and 2004, ten years after the date of grant.

     With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the 1996 Option Plan). This plan provides for the granting of stock options to the Company's directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the year ended May 31, 2002, the Company did not grant any options from this plan. During the year ended May 31, 2001, the Company granted 64,000 options to purchase shares of common stock at prices of $10.66 and $15.41 per share, which was equal to the fair market value of a share of common stock at the dates of grant. These options expire in 2010, ten years after the date of grant.

     With an effective date of June 1, 1999, the Company established the Northfield Laboratories Inc. 1999 Stock Option Plan (the 1999 Option Plan). This plan provides for the granting of stock options to the Company's directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1999 Option Plan. During the year ended May 31, 2002, the Company granted 54,500 options to purchase shares of common stock at $7.83 and $14.17 per share. These options expire in 2011 and 2012, ten years after the date of the grant. During the year ended May 31, 2001, the Company granted 60,000 options to purchase shares of common stock at $10.88 per share. These options expire in 2011, ten years after the date of grant.

     In September 1994, the Company adopted the Nonqualified Stock Option Plan for Outside Directors (Directors Plan) which provides for the granting of nonqualified stock options to directors of the Company who are neither employees of nor consultants to the Company and who were not directors of the Company prior to June 1, 1994. Stock options to purchase a total of 200,000 shares of common stock are available under the Directors Plan. During the year ended May 31, 2002 the Company did not grant any options to purchase shares of common stock. During the year ended May 31, 2001, the Company granted 15,000 options to purchase shares of common stock at $11.18 per share. These options expire in 2011 or ten years after the date of grant.

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

                                                2002           2001           2000
                                                ----           ----           ----
Net loss as reported....................    $(10,717,360)   (10,174,609)   (9,167,970)
Pro forma...............................     (11,577,283)   (10,854,076)   (9,727,924)
Net loss per share as reported..........           (0.75)         (0.71)        (0.64)
Pro forma...............................           (0.81)         (0.76)        (0.68)
                                            ============    ===========    ==========

     For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001, and 2000:

                                                 2002            2001            2000
                                                 ----            ----            ----
Expected volatility........................         66.3%           67.0%           60.2%
Risk-free interest rate....................          4.8%            5.4%            5.3%
Dividend yield.............................           --              --              --
Expected lives.............................    7.0 years       7.0 years       6.7 years
                                               =========       =========       =========

     Additional information on shares subject to options is as follows:

                                               2002                    2001                    2000
                                       --------------------    --------------------    --------------------
                                                   WEIGHTED                WEIGHTED                WEIGHTED
                                                   AVERAGE                 AVERAGE                 AVERAGE
                                                   EXERCISE                EXERCISE                EXERCISE
                                       OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                       -------     --------    -------     --------    -------     --------
Outstanding at beginning of year...     640,500     $11.65      565,500     $11.64      623,000     $11.41
Granted............................      54,500      13.59      139,000      11.97       15,000      12.88
Exercised..........................          --         --       23,500       9.68        2,500      13.38
Canceled...........................       1,000      10.66       40,500      13.82       70,000       9.76
                                       --------     ------     --------     ------     --------     ------
Outstanding at end of year.........     694,000     $11.81      640,500     $11.65      565,500     $11.64
                                       ========     ======     ========     ======     ========     ======
Options exercisable at year end....     519,500     $11.62      423,250     $11.56      404,250     $11.66
                                       ========     ======     ========     ======     ========     ======
Weighted-average fair value of
  options granted during the
  year.............................    $   9.23                $   8.27                $  10.62
                                       ========                ========                ========

     The following table summarizes information about stock options outstanding at May 31, 2002:

                                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                               --------------------------------------    -----------------------
                                                               WEIGHTED
                                                                AVERAGE      WEIGHTED      OPTIONS      WEIGHTED
                                                               REMAINING     AVERAGE     EXERCISABLE    AVERAGE
RANGE OF                                         NUMBER       CONTRACTUAL    EXERCISE    AT MAY 31,     EXERCISE
EXERCISE PRICES                                OUTSTANDING       LIFE         PRICE         2002         PRICE
---------------                                -----------    -----------    --------    -----------    --------
$ 6.38 -- 10.81............................      358,000         5.60         $10.39       302,250       10.37
 10.88 -- 15.19............................      336,000         6.62          13.32       217,250       13.36
                                                 =======         ====         ======       =======       =====

(7) STOCK WARRANTS

     In connection with demand notes dated September 23, 1986, the Company issued warrants to purchase a total of 90,000 shares of common stock at $5.60 per share. The warrants were exercised on September 30, 1991.

     In connection with a demand note dated July 2, 1987, the Company issued warrants to purchase a total of 3,000 shares of Series B convertible preferred stock at $35.68 per share. On June 7, 1988, these warrants were converted to common stock warrants to purchase 15,000 shares of common stock at $7.14 per share. The warrants were exercised on June 29, 1992.

     On March 13, 1993, the Company granted warrants to purchase 125,000 shares of common stock of the Company at $13.00 per share. These warrants were canceled on August 3, 1994 and were reissued at $8.00 per share. These warrants were exercised on May 13, 1999.

(8) LEASES/COMMITMENTS

     Rent expense amounted to $835,661, $809,721, and $747,055 for the years ended May 31, 2002, 2001, and 2000, respectively.

     The Company lease for its research and manufacturing facility expires August 30, 2004 and includes the option to renew the lease for (2) successive 5 year terms. The lease is collateralized by a $49,200 security deposit as of May 31, 2002.

     The Company lease for its corporate facility expires February 14, 2006. Northfield has the option to cancel the lease upon giving written notice 6 months prior to termination as well as paying a penalty equal to 6 months next calculated at the rate payable on the date of notice. As of May 31, 2002, this penalty would have amounted to $144,375. The lease is secured by a security deposit of $19,250 as of May 31, 2002.

     At May 31, 2002, future minimum lease payments under the operating leases are as follows:

                        YEARS ENDING
                          MAY 31,                                 AMOUNT
                        ------------                              ------
2003........................................................    $  578,588
2004........................................................       588,234
2005........................................................       382,957
2006........................................................       226,188
                                                                ----------
                                                                $1,775,967
                                                                ==========

(9) EMPLOYEE BENEFIT PLAN

     Effective January 1, 1994, the Company established a defined contribution 401(k) savings plan covering each employee of the Company satisfying certain minimum length of service requirements. Matching contributions to the accounts of plan participants are made by the Company in an amount equal to 33% of each plan participant's before-tax contribution, subject to certain maximum contribution limitations, and are made at the discretion of the Company. Expenses incurred under this plan for Company contributions for the years ended May 31, 2002, 2001, and 2000 amounted to $157,294, $145,051 and $129,496, respectively.

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table shows our quarterly unaudited financial information for the eight quarters ended May 31, 2002. We have prepared this information on the same basis as the annual information presented in other sections of this report. In management's opinion this information reflects fairly, in all material respects, the results of its operations. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See "Risk Factors" in the body of this document.

                                                                         QUARTER ENDED
                                  --------------------------------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  MAY 31,     FEB. 28,    NOV. 30,    AUG. 31,    MAY 31,     FEB. 28,    NOV. 30,    AUG. 31,
                                    2002        2002        2001        2001        2001        2001        2000        2000
                                  -------     --------    --------    --------    -------     --------    --------    --------
Revenues......................    $    --          --          --          --          --          --          --          --
Costs and Expenses
    Research and
      Development.............      2,108       2,176       1,911       2,649       2,473       2,489       2,237       2,238
    General and
      Administrative..........        749         583         525         843         738         620         558         870
                                  -------      ------      ------      ------      ------      ------      ------      ------
                                    2,857       2,759       2,436       3,492       3,211       3,109       2,795       3,108
Other Income and Expense
  Interest Income.............         87         168         270         301         401         505         552         590
  Interest Expense............         --          --          --          --          --          --          --          --
                                  -------      ------      ------      ------      ------      ------      ------      ------
Net Loss......................    $(2,770)     (2,591)     (2,166)     (3,191)     (2,810)     (2,604)     (2,243)     (2,518)
Net Loss Per
  share -- Diluted............    $ (0.19)      (0.18)      (0.15)      (0.22)      (0.20)      (0.18)      (0.16)      (0.18)
Shares used in calculation....     14,266      14,266      14,266      14,266      14,266      14,263      14,242      14,242

                                    EXHIBITS

NUMBER                            DESCRIPTION
------                            -----------
 3.1      Restated Certificate of Incorporation of the Registrant
          (incorporated herein by reference to Exhibit 3.2 to the
          Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 25, 1994,
          File No. 33-76856 (the "Registration Statement"))
 3.2      Certificate of Amendment to Certificate of Incorporation of
          the Registrant (incorporated herein by reference to Exhibit
          3.1.1 to the Registrant's Quarterly Report on Form 10-Q for
          the Registrant's quarter ended November 30, 1999)
 3.3      Restated Bylaws of the Registrant (incorporated herein by
          reference to Exhibit 3.4 to the Registration Statement)
10.1      Office Sublease dated as of April 20, 1993 between the
          Registrant and First Illinois Bank of Evanston, N.A., as
          Trustee (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)
10.2      Amendment to Lease dated as of January 7, 1998 between the
          Registrant and First Illinois Bank of Evanston, N.A.
          (incorporated herein by reference to Exhibit 10.1.1 to the
          Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended February 28, 1998)
10.3      Lease dated as of June 8, 1989 between the Registrant and
          OTR (incorporated by reference to Exhibit 10.2 to the
          Registration Statement)
10.4      Amendment to Lease dated as of May 6, 1998 between the
          Registrant and OTR (incorporated herein by reference to
          Exhibit 10.11 to the Registrant's Annual Report on Form 10-K
          for the Registrant's fiscal year ended May 31, 1998)
10.5      Third Amendment to Lease dated as of September 16, 1999
          between the Registrant and OTR (incorporated be reference to
          Exhibit 10.4.1 to the Registrant's Quarterly Report on Form
          10-Q for the Registrant's quarter ended November 30, 1999)
10.6      License Agreement dated as of March 6, 1989 between the
          Registrant and KabiVitrum AB (predecessor of Pharmacia &
          Upjohn Inc.) (incorporated herein by reference to Exhibit
          10.6 to the Registration Statement)
10.7      License Agreement dated as of July 20, 1990 between the
          Registrant and Eriphyle BV (incorporated herein by reference to Exhibit 10.7 to the Registration Statement)
10.8*     Northfield Laboratories Inc. 401(K) Plan (incorporated
          herein by reference to Exhibit 10.14 to the Registration
          Statement)
10.9*     Northfield Laboratories Inc. Nonqualified Stock Option Plan
          for Outside Directors (incorporated herein by reference to
          Exhibit 10.15 to the Registrant's Annual Report on Form 10-K
          for the Registrant's fiscal year ended May 31, 1994)
10.10*    Northfield Laboratories Inc. 1996 Stock Option Plan
          (incorporated herein by reference to Exhibit 10.5.1 to the
          Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended November 30, 1997)
10.11*    Northfield Laboratories Inc. 1999 Stock Option Plan
          (incorporated herein by reference to Exhibit 10.10 to the
          Registrant's Annual Report on Form 10-K for the Registrant's
          fiscal year ended May 31, 1999)
10.12*    Employment Agreement dated as of January 1, 2001 between the
          Registrant and Steven A. Gould, M.D. (incorporated herein by reference to Exhibit 10.16 to the Registrant's Quarterly
          Report on Form 10-Q for the Registrant's quarter ended
          February 28, 2001)
10.13*    Employment Agreement dated as of January 1, 2001 between the
          Registrant and Jack Kogut (incorporated herein by reference to Exhibit 10.17 to the Registrant's Quarterly Report on
          Form 10-Q for the Registrant's quarter ended February 28,
          2001)

NUMBER                            DESCRIPTION
------                            -----------
10.14     Form of Indemnification Agreement -- Director and Executive
          Officer (incorporated herein by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended February 28, 2001)
10.15     Form of Indemnification Agreement -- Director (incorporated herein by reference to Exhibit 10.19 to the Registrant's
          Quarterly Report on Form 10-Q for the Registrant's quarter ended February 28, 2001)
10.16     Form of Indemnification Agreement -- Executive Officer
          (incorporated herein by reference to Exhibit 10.20 to the
          Registrant's Quarterly Report on Form 10-Q for the
          Registrant's quarter ended February 28, 2001)
23.1      Consent of KPMG LLP

-------------------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 7, 2002.

                                          NORTHFIELD LABORATORIES INC.

                                          By: /s/ STEVEN A. GOULD, M.D.
                                            ------------------------------------
                                            Steven A. Gould, M.D.
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 7, 2002.

                 SIGNATURE                                            TITLE
                 ---------                                            -----

         /s/ STEVEN A. GOULD, M.D.
--------------------------------------------       Chairman of the Board and Chief Executive
           Steven A. Gould, M.D.                   Officer (principal executive officer)

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