Form 10-Q
period 2002-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 2002-10-15
CIK 920947

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE PERIOD ENDED AUGUST 31, 2002

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

AS OF AUGUST 31, 2002, REGISTRANT HAD 14,265,875 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report contains forward-looking statements concerning, among other things, our prospects, clinical and regulatory developments affecting our potential product and our business strategies. These forward-looking statements are identified by the use of such terms as "intends," "expects," "plans," "estimates," "anticipates," "should" and "believes."

         These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under "Risk Factors" in the Annual Report on Form 10-K for our 2002 fiscal year. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place a lot of weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.

         All subsequent written and oral forward-looking statements attributable to Northfield or any person acting on our behalf are qualified by the cautionary statements in this section. We will have no obligation to revise these forward-looking statements.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 2002, and the related statements of operations and cash flows for the three-month periods ended August 31, 2002 and 2001 and for the period from June 19, 1985 (inception) through August 31, 2002. We have also reviewed the statements of shareholders' equity (deficit) for the three-month period ended August 31, 2002 and for the period from June 19, 1985 (inception) through August 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Northfield Laboratories Inc. as of May 31, 2002, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2002 (not presented herein); and in our report dated July 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2002 and in the accompanying statement of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statement from which it has been derived.



/s/ KPMG LLP

Chicago, Illinois
October 11, 2002

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                        August 31, 2002 and May 31, 2002



                                                                       AUGUST 31,          MAY 31,
                            ASSETS                                        2002              2002
                                                                     -------------      -------------
                                                                      (unaudited)
Current assets:
   Cash                                                              $  12,535,562         17,668,687
   Marketable securities                                                 2,677,249            720,000
   Prepaid expenses                                                        487,381            540,003
   Other current assets                                                      6,439              1,437
                                                                     -------------      -------------

           Total current assets                                         15,706,631         18,930,127

Property, plant, and equipment, net                                      2,074,029          2,232,204
Other assets                                                                72,158             72,410
                                                                     -------------      -------------

                                                                     $  17,852,818         21,234,741
                                                                     =============      =============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $     571,868          1,077,712
   Accrued expenses                                                        300,599            210,109
   Accrued compensation and benefits                                       250,967            338,849
                                                                     -------------      -------------

           Total current liabilities                                     1,123,434          1,626,670

Other liabilities                                                          176,655            177,753
                                                                     -------------      -------------

           Total liabilities                                             1,300,089          1,804,423
                                                                     -------------      -------------

Shareholders' equity:
   Preferred stock, $.01 par value. Authorized 5,000,000 shares;
     none issued and outstanding                                                --                 --
   Common stock, $.01 par value. Authorized 30,000,000 shares;
     issued and outstanding 14,265,875 at August 31, 2002
     and May 31, 2002                                                      142,659            142,659
   Additional paid-in capital                                          117,503,271        117,503,271
   Deficit accumulated during the development stage                   (101,093,201)       (98,215,612)
                                                                     -------------      -------------

           Total shareholders' equity                                   16,552,729         19,430,318
                                                                     -------------      -------------

                                                                     $  17,852,818         21,234,741
                                                                     =============      =============


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                      Statements of Operations (unaudited)

         Three months ended August 31, 2002 and 2001 and for the period from June 19, 1985 (inception) through August 31, 2002



                                                                                CUMULATIVE
                                                                                   FROM
                                            THREE MONTHS ENDED AUGUST 31,      JUNE 19, 1985
                                           ------------------------------         THROUGH
                                               2002              2001         AUGUST 31, 2002
                                           ------------      ------------     --------------
Revenues - license income                  $         --                --         3,000,000
                                           ------------      ------------      ------------
 Costs and expenses:
   Research and development                   2,025,802         2,648,674        89,446,322
   General and administrative                   929,157           842,960        37,886,053
                                           ------------      ------------      ------------

                                              2,954,959         3,491,634       127,332,375
                                           ------------      ------------      ------------

Other income and expense:
   Interest income                               77,370           301,062        23,322,408
   Interest expense                                  --                --            83,234
                                           ------------      ------------      ------------

                                                 77,370           301,062        23,239,174
                                           ------------      ------------      ------------

           Net loss                        $ (2,877,589)       (3,190,572)     (101,093,201)
                                           ============      ============      ============

Net loss per share - basic and diluted     $      (0.20)            (0.22)           (10.45)
                                           ============      ============      ============

Shares used in calculation of
   per share data - basic and diluted        14,265,875        14,265,875         9,669,675
                                           ============      ============      ============


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

       Three months ended August 31, 2002 (unaudited) and for the period from June 19, 1985 (inception) through August 31, 2002 (unaudited)




                                                                                                   SERIES A CONVERTIBLE
                                                     PREFERRED STOCK          COMMON STOCK            PREFERRED STOCK
                                                  ---------------------   ---------------------   ----------------------
                                                    NUMBER    AGGREGATE     NUMBER    AGGREGATE     NUMBER     AGGREGATE
                                                  OF SHARES     AMOUNT    OF SHARES     AMOUNT    OF SHARES      AMOUNT
                                                  ---------   ---------   ---------   ---------   ---------    ---------
Issuance of common stock on August 27, 1985              --   $      --   3,500,000   $  35,000          --    $      --
Issuance of Series A convertible preferred
   stock at $4.00 per share on August 27,
   1985 (net of costs of issuance of $79,150)            --          --          --          --     250,000      250,000
Net loss                                                 --          --          --          --          --           --
                                                  ---------   ---------   ---------   ---------   ---------    ---------

Balance at May 31, 1986                                  --          --   3,500,000      35,000     250,000      250,000
Net loss                                                 --          --          --          --          --           --
Deferred compensation relating to grant of
   stock options                                         --          --          --          --          --           --
Amortization of deferred compensation                    --          --          --          --          --           --
                                                  ---------   ---------   ---------   ---------   ---------    ---------

Balance at May 31, 1987                                  --          --   3,500,000      35,000     250,000      250,000
Issuance of Series B convertible preferred
   stock at $35.68 per share on August 14,
   1987 (net of costs of issuance of $75,450)            --          --          --          --          --           --
Net loss                                                 --          --          --          --          --           --
Amortization of deferred compensation                    --          --          --          --          --           --
                                                  ---------   ---------   ---------   ---------   ---------    ---------

Balance at May 31, 1988                                  --          --   3,500,000      35,000     250,000      250,000
Issuance of common stock at $24.21 per share
   on June 7, 1988 (net of costs of issuance
   of $246,000)                                          --          --     413,020       4,130          --           --
Conversion of Series A convertible preferred
   stock to common stock on June 7, 1988                 --          --   1,250,000      12,500    (250,000)    (250,000)
Conversion of Series B convertible preferred
   stock to common stock on June 7, 1988                 --          --   1,003,165      10,032          --           --
Exercise of stock options at $2.00 per share             --          --      47,115         471          --           --
Issuance of common stock at $28.49 per share
   on March 6, 1989 (net of costs of issuance
   of $21,395)                                           --          --     175,525       1,755          --           --
Issuance of common stock at $28.49 per share
   on March 30, 1989 (net of costs of issuance
   of $10,697)                                           --          --      87,760         878          --           --
Sale of options at $28.29 per share to purchase
   common stock at $.20 per share on March 30,
   1989 (net of costs of issuance of $4,162)             --          --          --          --          --           --
Net loss                                                 --          --          --          --          --           --
Deferred compensation relating to grant of
   stock options                                         --          --          --          --          --           --
Amortization of deferred compensation                    --          --          --          --          --           --
                                                  ---------   ---------   ---------   ---------   ---------    ---------

Balance at May 31, 1989                                  --          --   6,476,585      64,766          --           --
Net loss                                                 --          --          --          --          --           --
Deferred compensation relating to grant of
   stock options                                         --          --          --          --          --           --
Amortization of deferred compensation                    --          --          --          --          --           --
                                                  ---------   ---------   ---------   ---------   ---------    ---------

Balance at May 31, 1990                                  --          --   6,476,585      64,766          --           --
Net loss                                                 --          --          --          --          --           --
Amortization of deferred compensation                    --          --          --          --          --           --
                                                  ---------   ---------   ---------   ---------   ---------    ---------

Balance at May 31, 1991                                  --          --   6,476,585      64,766          --           --
Exercise of stock warrants at $5.60 per share            --          --      90,000         900          --           --
Net loss                                                 --          --          --          --          --           --
Amortization of deferred compensation                    --          --          --          --          --           --
                                                  ---------   ---------   ---------   ---------   ---------    ---------

Balance at May 31, 1992                                  --          --   6,566,585      65,666          --           --
Exercise of stock warrants at $7.14 per share            --          --      15,000         150          --           --
Issuance of common stock at $15.19 per share
   on April 19, 1993 (net of costs of issuance
   of $20,724)                                           --          --     374,370       3,744          --           --
Net loss                                                 --          --          --          --          --           --
Amortization of deferred compensation                    --          --          --          --          --           --
                                                  ---------   ---------   ---------   ---------   ---------    ---------

Balance at May 31, 1993                                  --   $      --   6,955,955   $  69,560          --    $      --
                                                  ---------   ---------   ---------   ---------   ---------    ---------


See accompanying notes to financial statements.

                                                 SERIES B CONVERTIBLE                      DEFICIT                        TOTAL
                                                    PREFERRED STOCK                      ACCUMULATED                      SHARE-
                                                 ---------------------     ADDITIONAL    DURING THE      DEFERRED        HOLDERS'
                                                   NUMBER    AGGREGATE      PAID-IN      DEVELOPMENT      COMPEN-        EQUITY
                                                 OF SHARES     AMOUNT       CAPITAL         STAGE         SATION        (DEFICIT)
                                                 ---------   ---------    -----------    -----------    -----------    -----------
Issuance of common stock on August 27, 1985             --        $ --        (28,000)            --             --          7,000
Issuance of Series A convertible preferred
   stock at $4.00 per share on August 27,
   1985 (net of costs of issuance of $79,150)           --          --        670,850             --             --        920,850
Net loss                                                --          --             --       (607,688)            --       (607,688)
                                                  --------    --------    -----------    -----------    -----------    -----------

Balance at May 31, 1986                                 --          --        642,850       (607,688)            --        320,162
Net loss                                                --          --             --     (2,429,953)            --     (2,429,953)
Deferred compensation relating to grant of
   stock options                                        --          --      2,340,000             --     (2,340,000)            --
Amortization of deferred compensation                   --          --             --             --        720,000        720,000
                                                  --------    --------    -----------    -----------    -----------    -----------

Balance at May 31, 1987                                 --          --      2,982,850     (3,037,641)    (1,620,000)    (1,389,791)
Issuance of Series B convertible preferred
   stock at $35.68 per share on August 14,
   1987 (net of costs of issuance of $75,450)      200,633     200,633      6,882,502             --             --      7,083,135
Net loss                                                --          --             --     (3,057,254)            --     (3,057,254)
Amortization of deferred compensation                   --          --             --             --        566,136        566,136
                                                  --------    --------    -----------    -----------    -----------    -----------

Balance at May 31, 1988                            200,633     200,633      9,865,352     (6,094,895)    (1,053,864)     3,202,226
Issuance of common stock at $24.21 per share
   on June 7, 1988 (net of costs of issuance
   of $246,000)                                         --          --      9,749,870             --             --      9,754,000
Conversion of Series A convertible preferred
   stock to common stock on June 7, 1988                --          --        237,500             --             --             --
Conversion of Series B convertible preferred
   stock to common stock on June 7, 1988          (200,633)   (200,633)       190,601             --             --             --
Exercise of stock options at $2.00 per share            --          --         93,759             --             --         94,230
Issuance of common stock at $28.49 per share
   on March 6, 1989 (net of costs of issuance
   of $21,395)                                          --          --      4,976,855             --             --      4,978,610
Issuance of common stock at $28.49 per share
   on March 30, 1989 (net of costs of issuance
   of $10,697)                                          --          --      2,488,356             --             --      2,489,234
Sale of options at $28.29 per share to purchase
   common stock at $.20 per share on March 30,
   1989 (net of costs of issuance of $4,162)            --          --      7,443,118             --             --      7,443,118
Net loss                                                --          --             --       (791,206)            --       (791,206)
Deferred compensation relating to grant of
   stock options                                        --          --        683,040             --       (683,040)            --
Amortization of deferred compensation                   --          --             --             --        800,729        800,729
                                                  --------    --------    -----------    -----------    -----------    -----------

Balance at May 31, 1989                                 --          --     35,728,451     (6,886,101)      (936,175)    27,970,941
Net loss                                                --          --             --     (3,490,394)            --     (3,490,394)
Deferred compensation relating to grant of
   stock options                                        --          --        699,163             --       (699,163)            --
Amortization of deferred compensation                   --          --             --             --        546,278        546,278
                                                  --------    --------    -----------    -----------    -----------    -----------

Balance at May 31, 1990                                 --          --     36,427,614    (10,376,495)    (1,089,060)    25,026,825
Net loss                                                --          --             --     (5,579,872)            --     (5,579,872)
Amortization of deferred compensation                   --          --             --             --        435,296        435,296
                                                  --------    --------    -----------    -----------    -----------    -----------

Balance at May 31, 1991                                 --          --     36,427,614    (15,956,367)      (653,764)    19,882,249
Exercise of stock warrants at $5.60 per share           --          --        503,100             --             --        504,000
Net loss                                                --          --             --     (7,006,495)            --     (7,006,495)
Amortization of deferred compensation                   --          --             --             --        254,025        254,025
                                                  --------    --------    -----------    -----------    -----------    -----------

Balance at May 31, 1992                                 --          --     36,930,714    (22,962,862)      (399,739)    13,633,779
Exercise of stock warrants at $7.14 per share           --          --        106,890             --             --        107,040
Issuance of common stock at $15.19 per share
   on April 19, 1993 (net of costs of issuance
   of $20,724)                                          --          --      5,663,710             --             --      5,667,454
Net loss                                                --          --             --     (8,066,609)            --     (8,066,609)
Amortization of deferred compensation                   --          --             --             --        254,025        254,025
                                                  --------    --------    -----------    -----------    -----------    -----------

Balance at May 31, 1993                                 --        $ --     42,701,314    (31,029,471)      (145,714)    11,595,689
                                                  --------    --------    -----------    -----------    -----------    -----------



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

       Three months ended August 31, 2002 (unaudited) and for the period from June 19, 1985 (inception) through August 31, 2002 (unaudited)



                                                                                                 SERIES A CONVERTIBLE
                                                   PREFERRED STOCK         COMMON STOCK             PREFERRED STOCK
                                                --------------------  -----------------------   -----------------------
                                                  NUMBER   AGGREGATE    NUMBER     AGGREGATE      NUMBER     AGGREGATE
                                                OF SHARES   AMOUNT     OF SHARES     AMOUNT      OF SHARES     AMOUNT
                                                ---------  ---------  ----------   ----------   ----------   ----------
Net loss                                              --         --           --           --           --           --
Issuance of common stock at $6.50 per share
  on May 26, 1994 (net of costs of issuance
  of $2,061,149)                                      --         --    2,500,000       25,000           --           --
Cancellation of stock options                         --         --           --           --           --           --
Amortization of deferred compensation                 --         --           --           --           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at May 31, 1994                               --         --    9,455,955       94,560           --           --
Net loss                                              --         --           --           --           --           --
Issuance of common stock at $6.50 per share
  on June 20, 1994 (net of issuance costs
  of $172,500)                                        --         --      375,000        3,750           --           --
Exercise of stock options at $7.14 per share          --         --       10,000          100           --           --
Exercise of stock options at $2.00 per share          --         --      187,570        1,875           --           --
Cancellation of stock options                         --         --           --           --           --           --
Amortization of deferred compensation                 --         --           --           --           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at May 31, 1995                               --         --   10,028,525      100,285           --           --
Net loss                                              --         --           --           --           --           --
Issuance of common stock at $17.75 per share
  on August 9, 1995 (net of issuance costs
  of $3,565,125)                                      --         --    2,925,000       29,250           --           --
Issuance of common stock at $17.75 per share
  on September 11, 1995 (net of issuance costs
  of $423,238)                                        --         --      438,750        4,388           --           --
Exercise of stock options at $2.00 per share          --         --      182,380        1,824           --           --
Exercise of stock options at $6.38 per share          --         --        1,500           15           --           --
Exercise of stock options at $7.14 per share          --         --       10,000          100           --           --
Cancellation of stock options                         --         --           --           --           --           --
Amortization of deferred compensation                 --         --           --           --           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at May 31, 1996                               --         --   13,586,155      135,862           --           --
Net loss                                              --         --           --           --           --           --
Exercise of stock options at $0.20 per share          --         --      263,285        2,633           --           --
Exercise of stock options at $2.00 per share          --         --      232,935        2,329           --           --
Exercise of stock options at $7.14 per share          --         --       10,000          100           --           --
Amortization of deferred compensation                 --         --           --           --           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at May 31, 1997                               --         --   14,092,375      140,924           --           --
Net loss                                              --         --           --           --           --           --
Exercise of stock options at $7.14 per share          --         --        5,000           50           --           --
Amortization of deferred compensation                 --         --           --           --           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at May 31, 1998                               --         --   14,097,375      140,974           --           --
Net loss                                              --         --           --           --           --           --
Non-cash compensation                                            --           --           --           --           --
Exercise of stock options at $7.14 per share          --         --       17,500          175           --           --
Exercise of stock warrants at $8.00 per share         --         --      125,000        1,250           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at May 31, 1999                               --         --   14,239,875      142,399           --           --
Net loss                                              --         --           --           --           --           --
Non-cash compensation                                 --         --           --           --           --           --
Exercise of stock options at $13.38 per share         --         --        2,500           25           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at May 31, 2000                               --         --   14,242,375      142,424           --           --
Net loss                                              --         --           --           --           --           --
Non-cash compensation                                 --         --           --           --           --           --
Exercise of stock options at $6.38 per share          --         --        6,000           60           --           --
Exercise of stock options at $10.81 per share         --         --       17,500          175           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at May 31, 2001                               --         --   14,265,875      142,659           --           --
Net loss                                              --         --           --           --           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at May 31, 2002                               --         --   14,265,875      142,659           --           --
Net loss                                              --         --           --           --           --           --
                                                 -------   --------   ----------   ----------   ----------   ----------

Balance at August 31, 2002                            --   $     --   14,265,875   $  142,659           --   $       --
                                                 =======   ========   ==========   ==========   ==========   ==========



See accompanying notes to financial statements.

                                                 SERIES B CONVERTIBLE                      DEFICIT                        TOTAL
                                                    PREFERRED STOCK                      ACCUMULATED                      SHARE-
                                                 ---------------------    ADDITIONAL      DURING THE      DEFERRED       HOLDERS'
                                                   NUMBER    AGGREGATE     PAID-IN       DEVELOPMENT       COMPEN-        EQUITY
                                                 OF SHARES     AMOUNT      CAPITAL          STAGE          SATION        (DEFICIT)
                                                 ---------   ---------   ------------   -------------    ----------    ------------
Net loss                                                --          --             --      (7,363,810)           --      (7,363,810)
Issuance of common stock at $6.50 per share
  on May 26, 1994 (net of costs of issuance
  of $2,061,149)                                        --          --     14,163,851              --            --      14,188,851
Cancellation of stock options                           --          --        (85,400)             --        85,400              --
Amortization of deferred compensation                   --          --             --              --           267             267
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at May 31, 1994                                 --          --     56,779,765     (38,393,281)      (60,047)     18,420,997
Net loss                                                --          --             --      (7,439,013)           --      (7,439,013)
Issuance of common stock at $6.50 per share
  on June 20, 1994 (net of issuance costs
  of $172,500)                                          --          --      2,261,250              --            --       2,265,000
Exercise of stock options at $7.14 per share            --          --         71,300              --            --          71,400
Exercise of stock options at $2.00 per share            --          --        373,264              --            --         375,139
Cancellation of stock options                           --          --       (106,750)             --       106,750              --
Amortization of deferred compensation                   --          --             --              --       (67,892)        (67,892)
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at May 31, 1995                                 --          --     59,378,829     (45,832,294)      (21,189)     13,625,631
Net loss                                                --          --             --      (4,778,875)           --      (4,778,875)
Issuance of common stock at $17.75 per share
  on August 9, 1995 (net of issuance costs
  of $3,565,125)                                        --          --     48,324,374              --            --      48,353,624
Issuance of common stock at $17.75 per share
  on September 11, 1995 (net of issuance costs
  of $423,238)                                          --          --      7,360,187              --            --       7,364,575
Exercise of stock options at $2.00 per share            --          --        362,937              --            --         364,761
Exercise of stock options at $6.38 per share            --          --          9,555              --            --           9,570
Exercise of stock options at $7.14 per share            --          --         71,300              --            --          71,400
Cancellation of stock options                           --          --        (80,062)             --        80,062              --
Amortization of deferred compensation                   --          --             --              --       (62,726)        (62,726)
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at May 31, 1996                                 --          --    115,427,120     (50,611,169)       (3,853)     64,947,960
Net loss                                                --          --             --      (4,245,693)           --      (4,245,693)
Exercise of stock options at $0.20 per share            --          --         50,025              --            --          52,658
Exercise of stock options at $2.00 per share            --          --        463,540              --            --         465,869
Exercise of stock options at $7.14 per share            --          --         71,300              --            --          71,400
Amortization of deferred compensation                   --          --             --              --         2,569           2,569
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at May 31, 1997                                 --          --    116,011,985     (54,856,862)       (1,284)     61,294,763
Net loss                                                --          --             --      (5,883,378)           --      (5,883,378)
Exercise of stock options at $7.14 per share            --          --         35,650              --            --          35,700
Amortization of deferred compensation                   --          --             --              --         1,284           1,284
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at May 31, 1998                                 --          --    116,047,635     (60,740,240)           --      55,448,369
Net loss                                                --          --             --      (7,416,333)           --      (7,416,333)
Non-cash compensation                                   --          --         14,354              --            --          14,354
Exercise of stock options at $7.14 per share            --          --        124,775              --            --         124,950
Exercise of stock warrants at $8.00 per share           --          --        998,750              --            --       1,000,000
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at May 31, 1999                                 --          --    117,185,514     (68,156,573)           --      49,171,340
Net loss                                                --          --             --      (9,167,070)           --      (9,167,070)
Non-cash compensation                                   --          --         57,112              --            --          57,112
Exercise of stock options at $13.38 per share           --          --         33,425              --            --          33,450
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at May 31, 2000                                 --          --    117,276,051     (77,323,643)           --      40,094,832
Net loss                                                --          --             --     (10,174,609)           --     (10,174,609)
Non-cash compensation                                   --          --             --              --            --              --
Exercise of stock options at $6.38 per share            --          --         38,220              --            --          38,280
Exercise of stock options at $10.81 per share           --          --        189,000              --            --         189,175
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at May 31, 2001                                 --          --    117,503,271     (87,498,252)           --      30,147,678
Net loss                                                --          --             --     (10,717,360)           --     (10,717,360)
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at May 31, 2002                                 --          --    117,503,271     (98,215,612)           --      19,430,318
Net loss                                                --          --             --      (2,877,589)           --      (2,877,589)
                                                 ---------   ---------   ------------   -------------    ----------    ------------

Balance at August 31, 2002                              --   $      --   $117,503,271   $(101,093,201)   $       --    $ 16,552,729
                                                 =========   =========   ============   =============    ==========    ============



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

            Three months ended August 31, 2002 and 2001 (unaudited)
                  and the cumulative period from June 19, 1985
                (inception) through August 31, 2002 (unaudited)




                                                                                                           CUMULATIVE
                                                                                                              FROM
                                                                       THREE MONTHS ENDED AUGUST 31,      JUNE 19, 1985
                                                                      ------------------------------         THROUGH
                                                                          2002              2001         AUGUST 31, 2002
                                                                      ------------      ------------     ---------------
Cash flows from operating activities:
   Net loss                                                           $ (2,877,589)       (3,190,572)     (101,093,201)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                       211,303           215,953        16,502,017
       Non-cash compensation                                                    --                --         3,552,723
       Loss on sale of equipment                                                --                --            66,359
       Changes in assets and liabilities:
         Prepaid expenses                                                   52,622           108,325          (696,592)
         Other current assets                                               (5,002)          309,964        (1,902,690)
         Other assets                                                           --                --             6,851
         Accounts payable                                                 (505,844)         (696,661)          571,869
         Accrued expenses                                                   90,490           308,153           300,597
         Accrued compensation and benefits                                 (87,882)          380,020           250,967
         Other liabilities                                                  (1,098)            3,754           176,655
                                                                      ------------      ------------      ------------

              Net cash used in operating activities                     (3,123,000)       (2,561,064)      (82,264,445)
                                                                      ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of property, plant, equipment, and
     capitalized engineering costs                                         (52,875)          (62,722)      (18,510,239)
   Proceeds from sale of land and equipment                                     --                --         1,863,023
   Proceeds from matured marketable securities                                  --         5,679,200       408,817,352
   Proceeds from sale of marketable securities                                  --                --         7,141,656
   Purchase of marketable securities                                    (1,957,250)       (4,999,648)     (418,636,259)
                                                                      ------------      ------------      ------------

              Net cash provided by (used in) investing activities       (2,010,125)          616,830       (19,324,467)
                                                                      ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       --                --       103,749,383
   Payment of common stock issuance costs                                       --                --        (5,072,012)
   Proceeds from issuance of preferred stock                                    --                --         6,644,953
   Proceeds from sale of stock options to
     purchase common shares                                                     --                --         7,443,118
   Proceeds from issuance of notes payable                                      --                --         1,500,000
   Repayment of notes payable                                                   --                --          (140,968)
                                                                      ------------      ------------      ------------

              Net cash provided by financing activities                         --                --       114,124,474
                                                                      ------------      ------------      ------------

              Net (decrease) increase in cash                           (5,133,125)       (1,944,234)       12,535,562

Cash at beginning of period                                             17,668,687         6,435,540                --
                                                                      ------------      ------------      ------------

Cash at end of period                                                 $ 12,535,562         4,491,306        12,535,562
                                                                      ============      ============      ============


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                 August 31, 2002


(1)  BASIS OF PRESENTATION

     The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the year ending May 31, 2003. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(TM). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through August 31, 2002, we have incurred operating losses totaling $101,093,000.

         The Food and Drug Administration ("FDA") in November 2001 issued a refusal to file letter with respect to our Biologics License Application for PolyHeme. Since that time, we have had numerous meetings and follow-up discussions with the FDA and are attempting to reach a consensus with the FDA in order to move forward as quickly as possible toward regulatory approval for PolyHeme. The FDA regulatory process, however, is subject to significant risks and uncertainties. The nature, timing and costs of the efforts necessary for us to obtain regulatory approval for PolyHeme, and the timing of any future revenues from the commercial sale of PolyHeme, cannot therefore be reasonably estimated at this time because of the current regulatory status of PolyHeme and the wide range of possible outcomes arising from our discussion with the FDA.

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

         Northfield is planning to expand its potential product indications through additional clinical trials. Working in the pre-hospital setting, the planned trials would complement our existing trauma data while opening the ambulance market, ground and air. The details of the planned studies have not been finalized and are subject to FDA approval. The timing of the trials will be dependent on our ability to secure the FDA's approval for the studies.

         We anticipate that research and development expenses will increase during the foreseeable future. These expected increases are attributable to additional clinical trials, monitoring and reporting the results of these trials and continuing process development associated with improving our manufacturing capacity to permit commercial-scale production of PolyHeme. We expect that general and administrative expenses will increase over the foreseeable future as a result of increased costs relating to the expansion of our organization in support of anticipated commercial operations.

RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended August 31, 2002 or 2001. From Northfield's inception through August 31, 2002, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our first fiscal quarter ended August 31, 2002 totaled $2,955,000, a decrease of $537,000 from the $3,492,000 reported in the first quarter of fiscal 2002. Measured on a percentage basis, operating expenses in the first quarter of fiscal 2003 decreased by 15.4%. The difference was due to lower costs for clinical trials and compensation partially offset by higher costs for professional services incurred in connection with the defense of a proxy contest relating to our 2002 annual meeting of shareholders.

         Research and development expenses for the first quarter of fiscal 2003 totaled $2,026,000, a decrease of $623,000, or 23.5%, from the $2,649,000 reported in the first quarter of fiscal 2002. Lower expenses were recognized during the first quarter of fiscal 2003 related to reductions in costs associated with our clinical trials and decreases in compensation expense.

         We anticipate that research and development expenses will increase significantly in the third and fourth quarter of fiscal 2003. Additional costs are being planned for multi-center clinical trials in support of expanded product indications, third party clinical monitoring, biostatistical analysis, report preparation and continued expansion of our manufacturing organization. Northfield is conducting a national search for a medical director to directly oversee the planned clinical trials.

         General and administrative expenses in the first quarter of fiscal 2003 totaled $929,000 compared to expenses of $843,000 in the first quarter of 2002, representing an increase of

$86,000, or 10.2%. This increase was due to increased professional service fees related to our contested proxy and the increased cost of directors and officers insurance which was partially offset by decreased compensation costs.

         With the exception of enhancing the Company's investor relation's capabilities, Northfield is not planning any new general and administrative programs over the balance of the fiscal year. Securing regulatory approval for PolyHeme(TM) is the highest priority item. Once there is greater clarity on the probability and timing of approval, general and administrative expenses are expected to increase to support the commercialization of our product.

INTEREST INCOME

         Interest income in the first quarter of fiscal 2003 totaled $77,000, or a $224,000 decrease from the $301,000 in interest income reported in the first quarter of fiscal 2002. Short term available interest rates declined by in excess of 400 basis points from the first quarter of fiscal 2002 which along with lower available investment balances accounted for the decrease in interest income. In the absence of a major cash infusion, interest income will continue to be significantly below prior year levels.

NET LOSS

         The net loss for the first quarter ended August 31, 2002 was $2,878,000, or $.20 per basic share, compared to a net loss of $3,191,000, or $.22 per basic share, for the first quarter ended

August 31, 2001. The decrease in the loss per basic share is primarily the result of decreased compensation and reduced clinical trial costs, partially offset by lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through August 31, 2002, we have used cash for operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $100,775,000. For the three-month periods ended August 31, 2002 and 2001, these cash expenditures totaled $3,176,000 and $ 2,624,000, respectively. The increased cash outlay for the first quarter of fiscal 2003 compared to the prior year period, in spite of decreased losses, is the result of higher accrued expense balances in the prior year period. Those increased liabilities in the prior year represented only a deferral of cash usage from the first quarter of fiscal 2002 to the second quarter of fiscal 2002.

         We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of August 31, 2002, we had cash and marketable securities totaling $15,213,000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing pilot manufacturing plant and office facilities for approximately the next 12 to 15 months. Thereafter and to fund additional clinical trials, we are likely to require substantial additional capital to continue our operations.

         Northfield is actively considering raising additional equity capital to fund its continued operations, including the proposed additional clinical trials described above. We may issue additional equity or debt securities to the public or in private placement transactions. We may also enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. Any one or a combination of these sources may be utilized to raise the required funding. Business or market conditions may not be favorable, which could delay or prevent us from raising additional capital. Our failure to obtain additional capital would likely prevent us from commercializing our product.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements.

NET DEFERRED TAX ASSETS VALUATION

The Company records its net deferred tax assets in the amount that it expects to realize based on projected future taxable income. In assessing the appropriateness of its valuation, assumptions and estimates are required such as the Company's ability to generate future taxable income. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. As of August 31, 2002, the Company has recorded a 100 percent valuation allowance against its deferred tax asset.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of the Company's contractual cash obligations as of August 31, 2002:


                                                               Less Than
Contractual Cash Obligations                  Total            One Year        1-3 Years        4-5 Years
                                          -------------     -------------    -------------     ------------
Lease Obligations(1)                       $2,158,722           840,157         1,159,096         159,469
Other Obligations                           1,479,961           867,313           612,648             ---
                                          -------------     -------------    -------------     ------------
Total Contractual Cash Obligations         $3,638,683         1,707,470         1,771,744         159,469

(1) Northfield's Evanston lease agreement is cancellable with six months notice combined with a termination payment equal to six months base rent and six months of additional rental payments. If the lease were terminated today the termination payment would be $315,530.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The marketable security investments of the Company have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to the investments of the Company is not significant as all such investments are in U.S. dollar cash equivalents and short-term investments (with maturities of less than 12 months), which are by their nature less sensitive to interest rate movements. The investments of the Company are generally made in U.S. government and federal agency bonds, high-grade commercial paper, corporate bonds and certificates of deposit. A one percentage point decrease or increase on an investment balance of $15.2 million would change annual interest income by $152,000.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's principal executive and financial officers have evaluated its disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to the Company's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

   a)   Exhibit 15    -  Acknowledgment of Independent Certified Public
                         Accountants

        Exhibit 99.1  -  Certification of Chief Executive Officer

        Exhibit 99.2  -  Certification of Chief Financial Officer

   b)   Report on Form 8-K:

        The Company filed a report dated August 9, 2002, in which Steven A. Gould, M.D., Chief Executive Officer and Jack J. Kogut, Chief Financial Officer of Northfield Laboratories Inc., submitted certifications to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this October 11, 2002.

                                        NORTHFIELD LABORATORIES INC.

                                        By: /s/ STEVEN A. GOULD, M.D.
                                           --------------------------
                                        Steven A. Gould, M.D.
                                        Chairman of the Board and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 11, 2002.

               SIGNATURE                                 TITLE

       /s/ STEVEN A. GOULD, M.D.
-----------------------------------      Chairman of the Board and Chief
         Steven A. Gould, M.D.           Executive Officer (principal executive
                                         officer)

           /s/ JACK J. KOGUT
-----------------------------------      Vice President - Finance, Secretary and
             Jack J. Kogut               Treasurer (principal financial and
                                         accounting officer)

                                  CERTIFICATION

I, Steven A. Gould, M.D., Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northfield Laboratories Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002                          /s/ Steven A. Gould, M.D.
                                                -------------------------
                                                Steven A. Gould, M.D.
                                                Chief Executive Officer

                                  CERTIFICATION

I, Jack J. Kogut, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northfield Laboratories Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002                           /s/ Jack J. Kogut
                                                 -----------------
                                                 Jack J. Kogut
                                                 Chief Financial Officer