Form 10-Q
period 2002-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 2003-01-14
CIK 920947

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE PERIOD ENDED NOVEMBER 30, 2002

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

AS OF NOVEMBER 30, 2002, REGISTRANT HAD 14,265,875 SHARES OF COMMON STOCK
                                  OUTSTANDING

================================================================================

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report contains forward-looking statements concerning, among other things, our prospects, clinical and regulatory developments affecting our potential product and our business strategies. These forward-looking statements are identified by the use of such terms as "intends," "expects," "plans," "estimates," "anticipates," "should," "believes" and similar terms.

These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place a lot of weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.

All subsequent written and oral forward-looking statements attributable to Northfield or any person acting on our behalf are qualified by the cautionary statements in this section and in our Annual Report. We will have no obligation to revise these forward-looking statements.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 2002, and the related statements of operations for the three-month periods ended November 30, 2002 and 2001, and statements of operations and cash flows for the six-month periods ended November 30, 2002 and 2001, and for the period from June 19, 1985 (inception) through November 30, 2002. We have also reviewed the statements of shareholders' equity (deficit) for the six-month period ended November 30, 2002 and for the period from June 19, 1985 (inception) through November 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Northfield Laboratories Inc. as of May 31, 2002, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2002 (not presented herein); and in our report dated July 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2002 and in the accompanying statement of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statements from which they have been derived.



/s/ KPMG LLP

Chicago, Illinois
December 16, 2002

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                 November 30, 2002 (unaudited) and May 31, 2002



                                                                                      NOVEMBER 30,              MAY 31,
                                      ASSETS                                             2002                    2002
                                                                                     -------------           ------------
Current assets:
    Cash                                                                             $   9,374,093             17,668,687
    Marketable securities                                                                2,689,120                720,000
    Prepaid expenses                                                                       439,501                540,003
    Other current assets                                                                    11,387                  1,437
                                                                                     -------------           ------------

             Total current assets                                                       12,514,101             18,930,127

Property, plant, and equipment, net                                                      1,956,869              2,232,204
Other assets                                                                                71,906                 72,410
                                                                                     -------------           ------------

                                                                                     $  14,542,876             21,234,741
                                                                                     =============           ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $     324,419              1,077,712
    Accrued expenses                                                                       320,001                210,109
    Accrued compensation and benefits                                                      316,804                338,849
                                                                                     -------------           ------------

             Total current liabilities                                                     961,224              1,626,670

Other liabilities                                                                          172,784                177,753
                                                                                     -------------           ------------

             Total liabilities                                                           1,134,008              1,804,423
                                                                                     -------------           ------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                                               --                     --
    Common stock, $.01 par value. Authorized 30,000,000 shares;
      issued and outstanding 14,265,875 at November 30, 2002
      and May 31, 2002.                                                                    142,659                142,659
    Additional paid-in capital                                                         117,503,271            117,503,271
    Deficit accumulated during the development stage                                  (104,237,062)           (98,215,612)
                                                                                     -------------           ------------

             Total shareholders' equity                                                 13,408,868             19,430,318
                                                                                     -------------           ------------

                                                                                     $  14,542,876             21,234,741
                                                                                     =============           ============


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

Three and six month periods ended November 30, 2002 and 2001 and for the period from June 19, 1985 (inception) through November 30, 2002


                                                                                                                     CUMULATIVE
                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED                   FROM
                                                    NOVEMBER 30,                        NOVEMBER 30,               JUNE 19, 1985
                                          -------------------------------       -----------------------------         THROUGH
                                               2002              2001              2002               2001        NOVEMBER 30, 2002
                                          ------------       ------------       ------------     ------------     -----------------
                                           (UNAUDITED)       (UNAUDITED)        (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                          ------------       ------------       ------------     ------------     -----------------
Revenues - license income                 $         --                 --                 --               --          3,000,000
                                          ------------       ------------       ------------     ------------       ------------
Costs and expenses:
    Research and development                 2,243,311          1,910,675          4,269,113        4,559,349         91,689,633
    General and administrative                 960,746            524,809          1,889,903        1,367,769         38,846,799
                                          ------------       ------------       ------------     ------------       ------------

                                             3,204,057          2,435,484          6,159,016        5,927,118        130,536,432
                                          ------------       ------------       ------------     ------------       ------------

Other income and expense:
    Interest income                             60,196            269,780            137,566          570,842         23,382,604
    Interest expense                                --                 --                 --               --             83,234
                                          ------------       ------------       ------------     ------------       ------------

                                                60,196            269,780            137,566          570,842         23,299,370
                                          ------------       ------------       ------------     ------------       ------------

             Net loss                     $ (3,143,861)        (2,165,704)        (6,021,450)      (5,356,276)      (104,237,062)
                                          ============       ============       ============     ============       ============

Net loss per share - basic and diluted    $      (0.22)             (0.15)             (0.42)           (0.38)            (10.71)
                                          ============       ============       ============     ============       ============

Shares used in calculation of
    per share data - basic and diluted      14,265,875         14,265,875         14,265,875       14,265,875          9,736,023
                                          ============       ============       ============     ============       ============


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

    Six month period ended November 30, 2002 (unaudited) and for the period from June 19, 1985 (inception) through November 30, 2002

                                                                                                              COMMON STOCK
                                                                            --------------------------------------------------------
                                                                             NUMBER        AGGREGATE        NUMBER       AGGREGATE
                                                                            OF SHARES        AMOUNT        OF SHARES       AMOUNT
                                                                            ---------      ---------       ---------     ---------
Issuance of common stock on August 27, 1985                                     --         $    --         3,500,000     $  35,000
Issuance of Series A convertible preferred stock at $4.00 per share on
    August 27, 1985 (net of costs of issuance of $79,150)                       --              --                --            --
Net loss                                                                        --              --                --            --
                                                                             --------      ---------       ---------     ---------

Balance at May 31, 1986                                                         --              --         3,500,000        35,000
Net loss                                                                        --              --                --            --
Deferred compensation relating to grant of stock options                        --              --                --            --
Amortization of deferred compensation                                           --              --                --            --
                                                                             --------      ---------       ---------     ---------

Balance at May 31, 1987                                                         --              --         3,500,000        35,000
Issuance of Series B convertible preferred stock at $35.68 per share on
    August 14, 1987 (net of costs of issuance of $75,450)                       --              --                --            --
Net loss                                                                        --              --                --            --
Amortization of deferred compensation                                           --              --                --            --
                                                                             --------      ---------       ---------     ---------

Balance at May 31, 1988                                                         --              --         3,500,000        35,000
Issuance of common stock at $24.21 per share on June 7, 1988 (net of
    costs of issuance of $246,000)                                              --              --           413,020         4,130
Conversion of Series A convertible preferred stock to common stock on
    June 7, 1988                                                                --              --         1,250,000        12,500
Conversion of Series B convertible preferred stock to common stock on
    June 7, 1988                                                                --              --         1,003,165        10,032
Exercise of stock options at $2.00 per share                                    --              --            47,115           471
Issuance of common stock at $28.49 per share on March 6, 1989 (net of
    costs of issuance of $21,395)                                               --              --           175,525         1,755
Issuance of common stock at $28.49 per share on March 30, 1989 (net of
    costs of issuance of $10,697)                                               --              --            87,760           878
Sale of options at $28.29 per share to purchase common stock at $.20 per
    share on March 30, 1989 (net of costs of issuance of $4,162)                --              --                --            --
Net loss                                                                        --              --                --            --
Deferred compensation relating to grant of stock options                        --              --                --            --
Amortization of deferred compensation                                           --              --                --            --
                                                                             --------      ---------       ---------     ---------

Balance at May 31, 1989                                                         --              --         6,476,585        64,766
Net loss                                                                        --              --                --            --
Deferred compensation relating to grant of stock options                        --              --                --            --
Amortization of deferred compensation                                           --              --                --            --
                                                                             --------      ---------       ---------     ---------

Balance at May 31, 1990                                                         --              --         6,476,585        64,766
Net loss                                                                        --              --                --            --
Amortization of deferred compensation                                           --              --                --            --
                                                                             --------      ---------       ---------     ---------

Balance at May 31, 1991                                                         --              --         6,476,585        64,766
Exercise of stock warrants at $5.60 per share                                   --              --            90,000           900
Net loss                                                                        --              --                --            --
Amortization of deferred compensation                                           --              --                --            --
                                                                             --------      ---------       ---------     ---------

Balance at May 31, 1992                                                         --              --         6,566,585        65,666
Exercise of stock warrants at $7.14 per share                                   --              --            15,000           150
Issuance of common stock at $15.19 per share on April 19, 1993 (net of
    costs of issuance of $20,724)                                               --              --           374,370         3,744
Net loss                                                                        --              --                --            --
Amortization of deferred compensation                                           --              --                --            --
                                                                             --------      ---------       ---------     ---------

Balance at May 31, 1993                                                         --         $    --         6,955,955     $  69,560
                                                                             --------      ---------       ---------     ---------



  SERIES A CONVERTIBLE           SERIES B CONVERTIBLE                               DEFICIT
     PREFERRED STOCK                PREFERRED STOCK                               ACCUMULATED                           TOTAL
-------------------------    ---------------------------        ADDITIONAL         DURING THE                        SHAREHOLDERS'
 NUMBER         AGGREGATE      NUMBER          AGGREGATE         PAID-IN          DEVELOPMENT        DEFERRED            EQUITY
OF SHARES         AMOUNT      OF SHARES         AMOUNT           CAPITAL             STAGE         COMPENSATION        (DEFICIT)
---------       ---------     ---------        ----------       -----------       ------------     ------------      ------------

       --       $      --            --        $      --        $   (28,000)      $         --      $        --       $     7,000

  250,000         250,000            --               --            670,850                 --               --           920,850
       --              --            --               --                 --           (607,688)              --          (607,688)
---------       ---------     ---------        ---------        -----------       ------------      -----------       -----------

  250,000         250,000            --               --            642,850           (607,688)              --           320,162
       --              --            --               --                 --         (2,429,953)              --        (2,429,953)
       --              --            --               --          2,340,000                 --       (2,340,000)               --
       --              --            --               --                 --                 --          720,000           720,000
---------       ---------     ---------        ---------        -----------       ------------      -----------       -----------

  250,000         250,000            --               --          2,982,850         (3,037,641)      (1,620,000)       (1,389,791)

       --              --       200,633          200,633          6,882,502                 --               --         7,083,135
       --              --            --               --                 --         (3,057,254)              --        (3,057,254)
       --              --            --               --                 --                 --          566,136           566,136
---------       ---------     ---------        ---------        -----------       ------------      -----------       -----------

  250,000         250,000       200,633          200,633          9,865,352         (6,094,895)      (1,053,864)        3,202,226
       --              --            --               --          9,749,870                 --               --         9,754,000
 (250,000)       (250,000)           --               --            237,500                 --               --                --
       --              --      (200,633)        (200,633)           190,601                 --               --                --
       --              --            --               --             93,759                 --               --            94,230
       --              --            --               --          4,976,855                 --               --         4,978,610
       --              --            --               --          2,488,356                 --               --         2,489,234

       --              --            --               --          7,443,118                 --               --         7,443,118
       --              --            --               --                 --           (791,206)              --          (791,206)
       --              --            --               --            683,040                 --         (683,040)               --
       --              --            --               --                 --                 --          800,729           800,729
---------       ---------     ---------        ---------        -----------       ------------      -----------       -----------

       --              --            --               --         35,728,451         (6,886,101)        (936,175)       27,970,941
       --              --            --               --                 --         (3,490,394)              --        (3,490,394)
       --              --            --               --            699,163                 --         (699,163)               --
       --              --            --               --                 --                 --          546,278           546,278
---------       ---------     ---------        ---------        -----------       ------------      -----------       -----------

       --              --            --               --         36,427,614        (10,376,495)      (1,089,060)       25,026,825
       --              --            --               --                 --         (5,579,872)              --        (5,579,872)
       --              --            --               --                 --                 --          435,296           435,296
---------       ---------     ---------        ---------        -----------       ------------      -----------       -----------

       --              --            --               --         36,427,614        (15,956,367)        (653,764)       19,882,249
       --              --            --               --            503,100                 --               --           504,000
       --              --            --               --                 --         (7,006,495)              --        (7,006,495)
       --              --            --               --                 --                 --          254,025           254,025
---------       ---------     ---------        ---------        -----------       ------------      -----------       -----------

       --              --            --               --         36,930,714        (22,962,862)        (399,739)       13,633,779
       --              --            --               --            106,890                 --               --           107,040
       --              --            --               --          5,663,710                 --               --         5,667,454
       --              --            --               --                 --         (8,066,609)              --        (8,066,609)
       --              --            --               --                 --                 --          254,025           254,025
---------       ---------     ---------        ---------        -----------       ------------      -----------       -----------

       --       $      --            --        $      --        $42,701,314       $(31,029,471)     $  (145,714)      $11,595,689
---------       ---------     ---------        ---------        -----------       ------------      -----------       -----------


                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

    Six month period ended November 30, 2002 (unaudited) and for the period from June 19, 1985 (inception) through November 30, 2002


                                                                                 PREFERRED STOCK                 COMMON STOCK
                                                                           --------------------------------------------------------
                                                                             NUMBER        AGGREGATE        NUMBER       AGGREGATE
                                                                            OF SHARES        AMOUNT        OF SHARES       AMOUNT
                                                                            ---------      ---------       ---------     ---------
Net loss                                                                      --           $  --                  --     $       --
Issuance of common stock at $6.50 per share on May 26, 1994 (net of
    costs of issuance of $2,061,149)                                          --              --           2,500,000         25,000
Cancellation of stock options                                                 --              --                  --             --
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1994                                                       --              --           9,455,955         94,560
Net loss                                                                      --              --                  --             --
Issuance of common stock at $6.50 per share on June 20, 1994 (net of
    issuance costs of $172,500)                                               --              --             375,000          3,750
Exercise of stock options at $7.14 per share                                  --              --              10,000            100
Exercise of stock options at $2.00 per share                                  --              --             187,570          1,875
Cancellation of stock options                                                 --              --                  --             --
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1995                                                       --              --          10,028,525        100,285
Net loss                                                                      --              --                  --             --
Issuance of common stock at $17.75 per share on August 9, 1995 (net of
    issuance costs of $3,565,125)                                             --              --           2,925,000         29,250
Issuance of common stock at $17.75 per share on September 11, 1995
    (net of issuance costs of $423,238)                                       --              --             438,750          4,388
Exercise of stock options at $2.00 per share                                  --              --             182,380          1,824
Exercise of stock options at $6.38 per share                                  --              --               1,500             15
Exercise of stock options at $7.14 per share                                  --              --              10,000            100
Cancellation of stock options                                                 --              --                  --             --
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1996                                                       --              --          13,586,155        135,862
Net loss                                                                      --              --                  --             --
Exercise of stock options at $0.20 per share                                  --              --             263,285          2,633
Exercise of stock options at $2.00 per share                                  --              --             232,935          2,329
Exercise of stock options at $7.14 per share                                  --              --              10,000            100
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1997                                                       --              --          14,092,375        140,924
Net loss                                                                      --              --                  --             --
Exercise of stock options at $7.14 per share                                  --              --               5,000             50
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1998                                                       --              --          14,097,375        140,974
Net loss                                                                      --              --                  --             --
Non-cash compensation                                                         --              --                  --             --
Exercise of stock options at $7.14 per share                                  --              --              17,500            175
Exercise of stock warrants at $8.00 per share                                 --              --             125,000          1,250
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1999                                                       --              --          14,239,875        142,399
Net loss                                                                      --              --                  --             --
Non-cash compensation                                                         --              --                  --             --
Exercise of stock options at $13.38 per share                                 --              --               2,500             25
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 2000                                                       --              --          14,242,375        142,424
Net loss                                                                      --              --                  --             --
Non-cash compensation                                                         --              --                  --             --
Exercise of stock options at $6.38 per share                                  --              --               6,000             60
Exercise of stock options at $10.81 per share                                 --              --              17,500            175
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 2001                                                       --              --          14,265,875     $  142,659
Net loss                                                                      --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 2002                                                       --              --          14,265,875     $  142,659
                                                                            ---------      ---------      ----------     ----------
Net loss                                                                      --              --                  --             --

Balance at November 30, 2002                                                  --           $  --          14,265,875     $  142,659
                                                                            =========      =========      ==========     ==========



  SERIES A CONVERTIBLE           SERIES B CONVERTIBLE                               DEFICIT
     PREFERRED STOCK                PREFERRED STOCK                               ACCUMULATED                            TOTAL
-------------------------    ---------------------------        ADDITIONAL         DURING THE                        SHAREHOLDERS'
 NUMBER         AGGREGATE      NUMBER          AGGREGATE         PAID-IN          DEVELOPMENT        DEFERRED            EQUITY
OF SHARES         AMOUNT      OF SHARES         AMOUNT           CAPITAL             STAGE         COMPENSATION        (DEFICIT)
---------       ---------     ---------        ----------       -----------       ------------     ------------      ------------

       --       $      --            --        $      --        $        --      $  (7,363,810)     $        --      $ (7,363,810)
       --              --            --               --         14,163,851                 --               --        14,188,851
       --              --            --               --            (85,400)                --           85,400                --
       --              --            --               --                 --                 --              267               267
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --         56,779,765        (38,393,281)         (60,047)       18,420,997
       --              --            --               --                 --         (7,439,013)              --        (7,439,013)
       --              --            --               --          2,261,250                 --               --         2,265,000
       --              --            --               --             71,300                 --               --            71,400
       --              --            --               --            373,264                 --               --           375,139
       --              --            --               --           (106,750)                --          106,750                --
       --              --            --               --                 --                 --          (67,892)          (67,892)
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --         59,378,829        (45,832,294)         (21,189)       13,625,631
       --              --            --               --                 --         (4,778,875)              --        (4,778,875)
       --              --            --               --         48,324,374                 --               --        48,353,624
       --              --            --               --          7,360,187                 --               --         7,364,575
       --              --            --               --            362,937                 --               --           364,761
       --              --            --               --              9,555                 --               --             9,570
       --              --            --               --             71,300                 --               --            71,400
       --              --            --               --            (80,062)                --           80,062                --
       --              --            --               --                 --                 --          (62,726)          (62,726)
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        115,427,120        (50,611,169)          (3,853)       64,947,960
       --              --            --               --                 --         (4,245,693)              --        (4,245,693)
       --              --            --               --             50,025                 --               --            52,658
       --              --            --               --            463,540                 --               --           465,869
       --              --            --               --             71,300                 --               --            71,400
       --              --            --               --                 --                 --            2,569             2,569
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        116,011,985        (54,856,862)          (1,284)       61,294,763
       --              --            --               --                 --         (5,883,378)              --        (5,883,378)
       --              --            --               --             35,650                 --               --            35,700
       --              --            --               --                 --                 --            1,284             1,284
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        116,047,635        (60,740,240)              --        55,448,369
       --              --            --               --                 --         (7,416,333)              --        (7,416,333)
       --              --            --               --             14,354                 --                             14,354
       --              --            --               --            124,775                 --               --           124,950
       --              --            --               --            998,750                 --               --         1,000,000
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        117,185,514        (68,156,573)              --        49,171,340
       --              --            --               --                 --         (9,167,070)              --        (9,167,070)
       --              --            --               --             57,112                 --               --            57,112
       --              --            --               --             33,425                 --               --            33,450
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        117,276,051        (77,323,643)              --        40,094,832
       --              --            --               --                 --        (10,174,609)              --       (10,174,609)
       --              --            --               --                 --                 --               --                --
       --              --            --               --             38,220                 --               --            38,280
       --              --            --               --            189,000                 --               --           189,175
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        117,503,271        (87,498,252)              --        30,147,678
       --              --            --               --                 --        (10,717,360)              --       (10,717,360)
---------       ---------     ---------        ---------       ------------      -------------      -----------       -----------

       --              --            --               --        117,503,271        (98,215,612)              --        19,430,318
---------      ----------     ---------        ---------       ------------      -------------      ------------     ------------
       --              --            --               --                 --         (6,021,450)              --        (6,021,450)

       --       $      --            --        $      --       $117,503,271      $(104,237,062)     $        --      $ 13,408,868
=========      ==========     =========        =========       ============      =============      ============     ============

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

               Six month periods ended November 30, 2002 and 2001
                  and the cumulative period from June 19, 1985
                     (inception) through November 30, 2002

                                                                                                                     CUMULATIVE
                                                                                                                         FROM
                                                                           SIX MONTHS ENDED NOVEMBER 30,            JUNE 19, 1985
                                                                         ----------------------------------            THROUGH
                                                                             2002                  2001           NOVEMBER 30, 2002
                                                                         ------------           -----------       -----------------
                                                                         (unaudited)            (unaudited)          (unaudited)
Cash flows from operating activities:
    Net loss                                                             $ (6,021,450)           (5,356,276)         (104,237,062)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                         406,623               431,905            16,697,337
        Non-cash compensation                                                      --                    --             3,552,723
        Loss on sale of equipment                                                  --                    --                66,359
        Changes in assets and liabilities:
           Prepaid expenses                                                   100,502                47,600              (648,712)
           Other current assets                                                (9,950)              186,897            (1,907,638)
           Other assets                                                            --                49,101                 6,851
           Accounts payable                                                  (753,293)             (970,902)              324,420
           Accrued expenses                                                   109,892               (51,794)              319,999
           Accrued compensation and benefits                                  (22,045)               58,825               316,804
           Other liabilities                                                   (4,969)                6,134               172,784
                                                                         ------------           -----------        --------------

               Net cash used in operating activities                       (6,194,690)           (5,598,510)          (85,336,135)
                                                                         ------------           -----------        --------------

Cash flows from investing activities:
    Purchase of property, plant, equipment, and
      capitalized engineering costs                                          (146,766)             (115,094)          (18,604,130)
    Proceeds from sale of land and equipment                                       --                    --             1,863,023
    Proceeds from matured marketable securities                                    --            10,679,200           408,817,352
    Proceeds from sale of marketable securities                                    --                    --             7,141,656
    Purchase of marketable securities                                      (1,953,138)           (4,999,301)         (418,632,146)
                                                                         ------------           -----------        --------------

               Net cash provided by (used in) investing activities         (2,099,904)            5,564,805           (19,414,246)
                                                                         ------------           -----------        --------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                         --                    --           103,749,383
    Payment of common stock issuance costs                                         --                    --            (5,072,012)
    Proceeds from issuance of preferred stock                                      --                    --             6,644,953
    Proceeds from sale of stock options to
      purchase common shares                                                       --                    --             7,443,118
    Proceeds from issuance of notes payable                                        --                    --             1,500,000
    Repayment of notes payable                                                     --                    --              (140,968)
                                                                         ------------           -----------        --------------

               Net cash provided by financing activities                           --                    --           114,124,474
                                                                         ------------           -----------        --------------

               Net (decrease) increase in cash                             (8,294,594)              (33,705)            9,374,093

Cash at beginning of period                                                17,668,687             6,435,540
                                                                         ------------           -----------        --------------

Cash at end of period                                                    $  9,374,093             6,401,835             9,374,093
                                                                         ============           ===========        ==============



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                          Notes to Financial Statements

                                November 30, 2002


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

(3)      LIQUIDITY

         The Company has incurred recurring losses since its inception and expects that significant additional expenditures will be required to successfully commercialize PolyHeme. The Company has financed its research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of November 30, 2002, the Company had cash and marketable securities totaling $12,063,000. The Company is actively pursuing additional financing to fund its continued operations. The Company may also enter into collaborative arrangements with strategic partners, which could provide the Company with additional funding or absorb expenses the Company would otherwise be required to pay. Any one or a combination of these sources may be utilized to raise the required funding. Business or market conditions may not be favorable, which could delay or prevent the Company from raising additional capital or entering into a collaborative arrangement. If the Company is unable to obtain additional capital or enter into a collaborative arrangement, the Company may be required to curtail its product development and other activities and substantially reduce its scope of operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHemeTM. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through November 30, 2002, we have incurred operating losses totaling $104,237,000.

RECENT EVENTS

         In August 2001, we submitted a Biologics License Application to the Food and Drug Administration seeking regulatory approval for the commercial manufacture and sale of PolyHeme. In November 2001, the FDA issued a refusal to file letter with respect to our Biologics License Application. Since that time, we have had numerous meetings and follow-up discussions with the FDA, have responded to the FDA's questions and are attempting to reach a consensus with the FDA in order to move forward as quickly as possible toward regulatory approval for PolyHeme.

         Based on our dialogue with the FDA, we submitted a proposed protocol to the FDA in October 2002 for an additional clinical trial in which PolyHeme would be used for the first time in civilian trauma applications to treat severely injured patients before they reach a hospital. Under our proposed protocol, treatment with PolyHeme would begin at the scene of the injury and continue during transport to the hospital by either ground or air ambulance. Because of the complex ethical and legal issues associated with obtaining a waiver of informed consent as part of our proposed trial protocol, we announced that we anticipated that the FDA would require more than the traditional 30-day review period to complete its evaluation of our proposal.

         In November 2002, the FDA responded with questions and comments regarding our protocol proposal. The FDA's response continued to encourage the concept of a civilian trauma study in the urban prehospital setting, including the proposed primary endpoint of increased survival. The response included questions and comments related to many of the administrative aspects of conducting such a trial in order to be certain that all requirements of the specific regulation allowing for a waiver of consent are fully satisfied. In particular, there were comments regarding the role of both the hospital Institutional Review Board and the local community in authorizing such a study. There were additional comments related to the collection and monitoring of clinical data to ensure maximum safety of the enrolled patients.

         We also submitted a request for special protocol assessment for our proposed civilian trauma trial. A special protocol assessment represents an acknowledgement and confirmation of a mutual agreement between the sponsoring company and the FDA that successful completion of the proposed trial will form the basis for product approval. If agreement is reached, the FDA reduces the agreement to writing and makes it part of the administrative record. We also intend to request that PolyHeme be designated as a fast track product. It may then be possible for certain portions of our Biologics License Application to be accepted for review prior to completion of our proposed clinical trial, a so-called "rolling BLA." In parallel with our proposed civilian trauma trial, we are also currently developing a treatment Investigational New Drug application with the U.S. Army. The FDA regulatory process is subject to significant risks and uncertainties. The nature, timing and costs of the efforts necessary for us to obtain regulatory approval for PolyHeme, and the timing of any future revenues from the commercial sale of PolyHeme, cannot therefore be reasonably estimated at this time because of the current regulatory status of PolyHeme and the wide range of possible outcomes arising from our discussions with the FDA.

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

RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods or six-month periods ended November 30, 2002 or 2001. From Northfield's inception through November 30, 2002, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our second fiscal quarter ended November 30, 2002 totaled $3,204,000, an increase of $769,000 from the $2,435,000 reported in the second quarter of the fiscal 2002. Measured on a percentage basis, operating expenses in the second quarter of fiscal 2003 increased by 31.6%. The difference was due to higher costs for manufacturing supplies and higher costs for professional services and associated costs incurred in connection with the defense of a proxy contest relating to our 2002 annual meeting of shareholders.

         Operating expenses for the six-month period ended November 30, 2002 totaled $6,159,000, an increase of $232,000, or 3.9%, from the $5,927,000 reported for the six-month period ended November 30, 2001. The increase was due to higher costs associated with the defense of our contested proxy.

         Research and development expenses for the second quarter of fiscal 2003 totaled $2,243,000, an increase of $332,000, or 17.4%, from the $1,911,000 reported in the second quarter of fiscal 2002. Higher expenses were recognized during the second quarter of fiscal 2003 than in the second quarter of fiscal 2002 related to ongoing process enhancements to filters and packaging. The fiscal 2003 second quarter expenses include evaluation purchases to assess new technologies as well as production materials and some modest advance purchasing to mitigate anticipated price increases.

         Research and development expenses for the six-month period ended November 30, 2002 totaled $4,269,000, a decrease of $290,000, or 6.4%, from the $4,559,000 reported in the comparable prior year period. Increases relating to the purchase of manufacturing supplies were offset by larger decreases in compensation and clinical trials related expenses from those incurred in the prior year period.

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

         General and administrative expenses in the second quarter of fiscal 2003 totaled $961,000 compared to expenses of $525,000 in the second quarter of 2002, representing an increase of $436,000, or 83.0%. This increase was due to increased professional service fees related to the proxy contest in connection with our annual meeting and the increased cost of directors and officers insurance, increased public relations costs and executive recruiting costs.

         General and administrative expenses for the six-month period ended November 30, 2002 totaled $1,890,000, representing an increase of $522,000, or 38.2%, from general and administrative expenses of $1,368,000 incurred during the six-month period ended November 30, 2001. Virtually, all of the $522,000 variance is attributable to expenses incurred related to the proxy contest in connection with our annual meeting. Other expenses incurred compared to the same prior year period showed a reduction in compensation costs offsetting increased expenses for directors and officers insurance, public relations and recruiting.

         With the exception of enhancing the Company's investor relation capabilities, Northfield is not planning any new general and administrative programs over the balance of the fiscal year. Securing regulatory approval for PolyHeme is the highest priority item. Once there is greater clarity on the probability and timing of approval, general and administrative expenses are expected to increase to support the commercialization of our product.

INTEREST INCOME

         Interest income in the second quarter of fiscal 2003 totaled $60,000, or a $210,000 decrease from the $270,000 in interest income reported in the second quarter of fiscal 2002. Short term available interest rates declined in excess of 400 basis points from the second quarter of fiscal

2002, which along with lower available investment balances accounted for the decrease in interest income. In the absence of a major cash infusion, interest income will continue to be significantly below prior year levels.

         For the six-month period ended November 30, 2002, interest income totaled $138,000, or a $433,000 decrease in interest income from the six-month period ended November 30, 2001. Lower investment balances and lower interest rates combined to cause the decrease.

NET LOSS

         The net loss for the second quarter ended November 30, 2002 was $3,144,000, or $.22 per basic share, compared to a net loss of $2,166,000, or $.15 per basic share, for the second quarter ended November 30, 2001. The increase in the loss per basic share is primarily the result of costs relating to increased purchases of manufacturing supplies, expenses related to the proxy contest in connection with our annual meeting and lower interest income.

         The six-month net loss for the period ended November 30, 2002 totaled $6,021,000, or $.42 per basic share, compared to a net loss of $5,356,000, or $.38 per basic share for the six-month period ended November 30, 2001 and is the result of the expenses related to the proxy contest in connection with our annual meeting and lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through November 30, 2002, we have used cash for operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $103,940,000. For the six-month periods ended November 30, 2002 and 2001, these cash expenditures totaled $6,341,000 and $5,713,000, respectively. The increased cash outlay for the first half of fiscal 2003 compared to the comparable prior year period resulted from a higher net loss.

         We have incurred recurring losses since our inception and expect that significant additional expenditures will be required to successfully commercialize PolyHeme. We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of November 30, 2002, we had cash and marketable securities totaling $12,063,000.

         We believe our existing capital resources will be adequate to satisfy our current operating requirements and maintain our existing pilot manufacturing plant and office facilities for approximately the next 12 months. We will require substantial additional capital to continue our operations beyond the next 12 months and to conduct our planned additional clinical trials.

         Northfield is actively pursuing additional financing to fund our continued operations, including the proposed additional clinical trials described above. We may issue additional equity or debt securities to the public or in private placement transactions. We may also enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. Any one or a combination of these sources may be utilized to raise the required funding. Business or market conditions may not be favorable, which could delay or prevent us from raising additional capital or entering into a collaborative arrangement. If we are unable to obtain additional capital or enter into a collaborative arrangement, we may be required to curtail our product development and other activities and substantially reduce our scope of operations.

         As of May 31, 2002, we had net operating loss carryforwards of approximately $98,000,000 to offset future federal taxable income through 2022. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of November 30, 2002.

          We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $70 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units. Initial engineering on the leased space adjacent to our existing manufacturing facility is completed. This engineering indicates an additional capacity of 75,000 units could be developed in approximately 16 to 20 months at a cost of approximately $30 million. Like a large-scale greenfield manufacturing facility, significant additional funding will be required before the smaller scale expansion facility could be completed. Northfield has not yet committed to the build-out. We view the smaller facility as financially prudent yet large enough for commercial viability.

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

NET DEFERRED TAX ASSETS VALUATION

The Company records its net deferred tax assets in the amount that it expects to realize based on projected future taxable income. In assessing the appropriateness of its valuation, assumptions and estimates are required such as the Company's ability to generate future taxable income. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. As of November 30, 2002, the Company has recorded a 100 percent valuation allowance against its deferred tax asset.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of the Company's contractual cash obligations as of November 30, 2002:


                                                               Less Than
Contractual Cash Obligations                  Total            One Year        1-3 Years        4-5 Years
                                          -------------     -------------    -------------     ------------
Lease Obligations(1)                       $2,001,072           851,462         1,076,154          73,456
Other Obligations(2)                        1,849,364           886,775           962,589             ---
                                          -------------     -------------    -------------     ------------
Total Contractual Cash Obligations         $3,850,436         1,738,237         2,038,743          73,456

(1) Northfield's Evanston lease agreement is cancellable with six months notice combined with a termination payment equal to six months base rent and six months of additional rental payments. If the lease were terminated today the termination payment would be $315,530.

(2) Other obligations are comprised of employment agreements for Steven A. Gould, M.D., Jack Kogut, combined with a consulting agreement.

                        RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. FASB Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Adoption of FASB Statement No. 143 is required for fiscal years beginning after June 15, 2002. Upon adoption of this provision we expect to record an additional liability and corresponding asset of approximately $138,000 to reflect the restoration costs for the leased facility that houses our current manufacturing operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The marketable security investments of the Company have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to the investments of the Company is not significant as all such investments are in U.S. dollar cash equivalents and short-term investments (with maturities of less than 12 months), which are by their nature less sensitive to interest rate movements. The investments of the Company are generally made in U.S. government and federal agency bonds, high-grade commercial paper, corporate bonds and certificates of deposit. A one percentage point decrease or increase on an investment balance of $12.1 million would change annual interest income by $121,000.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits

   a)   Exhibit 10.17 -  Form of Severance Protection Agreement between
                         Northfield Laboratories Inc. and each of the following officers:
                         Marc Doubleday - Vice President Process Engineering Robert McGinnis - Vice President Manufacturing
                                           Development
                         Sophia Twaddell - Vice President Corporate
                                           Communications

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 14, 2003.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

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

Date: January 14, 2003                          /s/ Steven A. Gould, M.D.
                                                -------------------------
                                                Steven A. Gould, M.D.
                                                Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

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

Date: January 14, 2003                           /s/ Jack J. Kogut
                                                 -----------------
                                                 Jack J. Kogut
                                                 Chief Financial Officer