Form 10-Q
period 2003-02-28
NORTHFIELD LABORATORIES INC /DE/
filed 2003-04-14
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED FEBRUARY 28, 2003

                                       OR

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________TO _______________

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

      AS OF FEBRUARY 28, 2003, REGISTRANT HAD 14,265,875 SHARES OF COMMON STOCK OUTSTANDING

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of February 28, 2003, and the related statements of operations for the three-month periods ended February 28, 2003 and February 28, 2002, and the statements of operations and cash flows for the nine-month periods ended February 28, 2003 and February 28, 2002 and for the period from June 19, 1985 (inception) through February 28, 2003. We have also reviewed the statements of shareholders' equity (deficit) for the nine-month period ended February 28, 2003 and for the period from June 19, 1985 (inception) through February 28, 2003. These financial statements are the responsibility of the Company's management.

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


Chicago, Illinois
March 20, 2003

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                       February 28, 2003 and May 31, 2002



                                                                                 FEBRUARY 28,         MAY 31,
                                      ASSETS                                        2003               2002
                                                                                -------------      -------------
                                                                                 (UNAUDITED)
Current assets:
    Cash                                                                        $   6,786,960         17,668,687
    Marketable securities                                                           2,700,956            720,000
    Prepaid expenses                                                                  293,216            540,003
    Other current assets                                                               16,280              1,437
                                                                                -------------      -------------

             Total current assets                                                   9,797,412         18,930,127

Property, plant, and equipment, net                                                 1,773,245          2,232,204
Other assets                                                                           71,653             72,410
                                                                                -------------      -------------

                                                                                $  11,642,310         21,234,741
                                                                                =============      =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $     454,848          1,077,712
    Accrued expenses                                                                  161,597            210,109
    Accrued compensation and benefits                                                 352,985            338,849
                                                                                -------------      -------------

             Total current liabilities                                                969,430          1,626,670

Other liabilities                                                                     168,914            177,753
                                                                                -------------      -------------

             Total liabilities                                                      1,138,344          1,804,423
                                                                                -------------      -------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                                        --                 --
    Common stock, $.01 par value. Authorized 30,000,000 shares;
      issued and outstanding 14,265,875 at February 28, 2003
      and May 31, 2002                                                                142,659            142,659
    Additional paid-in capital                                                    117,503,271        117,503,271
    Deficit accumulated during the development stage                             (107,141,964)       (98,215,612)
                                                                                -------------      -------------

             Total shareholders' equity                                            10,503,966         19,430,318
                                                                                -------------      -------------

                                                                                $  11,642,310         21,234,741
                                                                                =============      =============


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

    Three and nine months ended February 28, 2003 and 2002 and for the period from June 19, 1985 (inception) through February 28, 2003



                                                                                                                  CUMULATIVE
                                               THREE MONTHS ENDED                NINE MONTHS ENDED                   FROM
                                                  FEBRUARY 28,                      FEBRUARY 28,                JUNE 19, 1985
                                          ------------------------------      ------------------------------       THROUGH
                                              2003              2002             2003              2002       FEBRUARY 28, 2003
                                          ------------      ------------      ------------      ------------  -----------------
                                          (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                          ------------      ------------      ------------      ------------  -----------------
Revenues - license income                 $       --                --                --                --           3,000,000
                                          ------------      ------------      ------------      ------------      ------------
Costs and expenses:
   Research and development                  2,203,047         2,175,834         6,472,161         6,735,183        93,892,681
   General and administrative                  745,528           582,852         2,635,430         1,950,622        39,592,326
                                          ------------      ------------      ------------      ------------      ------------

                                             2,948,575         2,758,686         9,107,591         8,685,805       133,485,007
                                          ------------      ------------      ------------      ------------      ------------

Other income and expense:
   Interest income                              43,673           167,966           181,239           738,808        23,426,277
   Interest expense                               --                --                --                --              83,234
                                          ------------      ------------      ------------      ------------      ------------

                                                43,673           167,966           181,239           738,808        23,343,043
                                          ------------      ------------      ------------      ------------      ------------

          Net loss                        $ (2,904,902)       (2,590,720)       (8,926,352)       (7,946,997)     (107,141,964)
                                          ============      ============      ============      ============      ============

Net loss per share - basic and dilute     $      (0.20)            (0.18)            (0.63)            (0.56)           (10.93)
                                          ============      ============      ============      ============      ============

Shares used in calculation of
   per share data - basic and diluted       14,265,875        14,265,875        14,265,875        14,265,875         9,799,783
                                          ============      ============      ============      ============      ============



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Nine months ended February 28, 2003 and for the period
            from June 19, 1985 (inception) through February 28, 2003

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


                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Nine months ended February 28, 2003 and for the period
            from June 19, 1985 (inception) through February 28, 2003


                                                                                 PREFERRED STOCK                 COMMON STOCK
                                                                           --------------------------------------------------------
                                                                             NUMBER        AGGREGATE        NUMBER       AGGREGATE
                                                                            OF SHARES        AMOUNT        OF SHARES       AMOUNT
                                                                            ---------      ---------       ---------     ---------
Net loss                                                                      --           $  --                  --     $       --
Issuance of common stock at $6.50 per share on May 26, 1994 (net of
    costs of issuance of $2,061,149)                                          --              --           2,500,000         25,000
Cancellation of stock options                                                 --              --                  --             --
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1994                                                       --              --           9,455,955         94,560
Net loss                                                                      --              --                  --             --
Issuance of common stock at $6.50 per share on June 20, 1994 (net of
    issuance costs of $172,500)                                               --              --             375,000          3,750
Exercise of stock options at $7.14 per share                                  --              --              10,000            100
Exercise of stock options at $2.00 per share                                  --              --             187,570          1,875
Cancellation of stock options                                                 --              --                  --             --
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1995                                                       --              --          10,028,525        100,285
Net loss                                                                      --              --                  --             --
Issuance of common stock at $17.75 per share on August 9, 1995 (net of
    issuance costs of $3,565,125)                                             --              --           2,925,000         29,250
Issuance of common stock at $17.75 per share on September 11, 1995
    (net of issuance costs of $423,238)                                       --              --             438,750          4,388
Exercise of stock options at $2.00 per share                                  --              --             182,380          1,824
Exercise of stock options at $6.38 per share                                  --              --               1,500             15
Exercise of stock options at $7.14 per share                                  --              --              10,000            100
Cancellation of stock options                                                 --              --                  --             --
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1996                                                       --              --          13,586,155        135,862
Net loss                                                                      --              --                  --             --
Exercise of stock options at $0.20 per share                                  --              --             263,285          2,633
Exercise of stock options at $2.00 per share                                  --              --             232,935          2,329
Exercise of stock options at $7.14 per share                                  --              --              10,000            100
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1997                                                       --              --          14,092,375        140,924
Net loss                                                                      --              --                  --             --
Exercise of stock options at $7.14 per share                                  --              --               5,000             50
Amortization of deferred compensation                                         --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1998                                                       --              --          14,097,375        140,974
Net loss                                                                      --              --                  --             --
Non-cash compensation                                                         --              --                  --             --
Exercise of stock options at $7.14 per share                                  --              --              17,500            175
Exercise of stock warrants at $8.00 per share                                 --              --             125,000          1,250
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 1999                                                       --              --          14,239,875        142,399
Net loss                                                                      --              --                  --             --
Non-cash compensation                                                         --              --                  --             --
Exercise of stock options at $13.38 per share                                 --              --               2,500             25
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 2000                                                       --              --          14,242,375        142,424
Net loss                                                                      --              --                  --             --
Non-cash compensation                                                         --              --                  --             --
Exercise of stock options at $6.38 per share                                  --              --               6,000             60
Exercise of stock options at $10.81 per share                                 --              --              17,500            175
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 2001                                                       --              --          14,265,875     $  142,659
Net loss                                                                      --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at May 31, 2002                                                       --              --          14,265,875     $  142,659
Net loss                                                                      --              --                  --             --
                                                                            ---------      ---------      ----------     ----------

Balance at February 28, 2003                                                  --           $  --          14,265,875     $  142,659
                                                                            =========      =========      ==========     ==========


See accompanying notes to financial statements.



  SERIES A CONVERTIBLE           SERIES B CONVERTIBLE                               DEFICIT
     PREFERRED STOCK                PREFERRED STOCK                               ACCUMULATED                            TOTAL
-------------------------    ---------------------------        ADDITIONAL         DURING THE                        SHAREHOLDERS'
 NUMBER         AGGREGATE      NUMBER          AGGREGATE         PAID-IN          DEVELOPMENT        DEFERRED            EQUITY
OF SHARES         AMOUNT      OF SHARES         AMOUNT           CAPITAL             STAGE         COMPENSATION        (DEFICIT)
---------       ---------     ---------        ----------       -----------       ------------     ------------      ------------

       --       $      --            --        $      --        $        --      $  (7,363,810)     $        --      $ (7,363,810)
       --              --            --               --         14,163,851                 --               --        14,188,851
       --              --            --               --            (85,400)                --           85,400                --
       --              --            --               --                 --                 --              267               267
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --         56,779,765        (38,393,281)         (60,047)       18,420,997
       --              --            --               --                 --         (7,439,013)              --        (7,439,013)
       --              --            --               --          2,261,250                 --               --         2,265,000
       --              --            --               --             71,300                 --               --            71,400
       --              --            --               --            373,264                 --               --           375,139
       --              --            --               --           (106,750)                --          106,750                --
       --              --            --               --                 --                 --          (67,892)          (67,892)
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --         59,378,829        (45,832,294)         (21,189)       13,625,631
       --              --            --               --                 --         (4,778,875)              --        (4,778,875)
       --              --            --               --         48,324,374                 --               --        48,353,624
       --              --            --               --          7,360,187                 --               --         7,364,575
       --              --            --               --            362,937                 --               --           364,761
       --              --            --               --              9,555                 --               --             9,570
       --              --            --               --             71,300                 --               --            71,400
       --              --            --               --            (80,062)                --           80,062                --
       --              --            --               --                 --                 --          (62,726)          (62,726)
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        115,427,120        (50,611,169)          (3,853)       64,947,960
       --              --            --               --                 --         (4,245,693)              --        (4,245,693)
       --              --            --               --             50,025                 --               --            52,658
       --              --            --               --            463,540                 --               --           465,869
       --              --            --               --             71,300                 --               --            71,400
       --              --            --               --                 --                 --            2,569             2,569
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        116,011,985        (54,856,862)          (1,284)       61,294,763
       --              --            --               --                 --         (5,883,378)              --        (5,883,378)
       --              --            --               --             35,650                 --               --            35,700
       --              --            --               --                 --                 --            1,284             1,284
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        116,047,635        (60,740,240)              --        55,448,369
       --              --            --               --                 --         (7,416,333)              --        (7,416,333)
       --              --            --               --             14,354                 --                             14,354
       --              --            --               --            124,775                 --               --           124,950
       --              --            --               --            998,750                 --               --         1,000,000
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        117,185,514        (68,156,573)              --        49,171,340
       --              --            --               --                 --         (9,167,070)              --        (9,167,070)
       --              --            --               --             57,112                 --               --            57,112
       --              --            --               --             33,425                 --               --            33,450
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        117,276,051        (77,323,643)              --        40,094,832
       --              --            --               --                 --        (10,174,609)              --       (10,174,609)
       --              --            --               --                 --                 --               --                --
       --              --            --               --             38,220                 --               --            38,280
       --              --            --               --            189,000                 --               --           189,175
---------       ---------     ---------        ---------       ------------      -------------      -----------      ------------

       --              --            --               --        117,503,271        (87,498,252)              --        30,147,678
       --              --            --               --                 --        (10,717,360)              --       (10,717,360)
---------       ---------     ---------        ---------       ------------      -------------      -----------       -----------

       --              --            --               --        117,503,271        (98,215,612)              --        19,430,318
       --              --            --               --                 --         (8,926,352)              --        (8,926,352)
---------      ----------     ---------        ---------       ------------      -------------      ------------     ------------

       --       $      --            --        $      --       $117,503,271      $(107,141,964)     $        --      $ 10,503,966
=========      ==========     =========        =========       ============      =============      ============     ============

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                  Nine months ended February 28, 2003 and 2002
                  and the cumulative period from June 19, 1985
                     (inception) through February 28, 2003




                                                                                                                     Cumulative
                                                                                                                         from
                                                                                                                    June 19, 1985
                                                                                  Nne months ended February 28,       through
                                                                                 -------------------------------     FEBRUARY 28,
                                                                                     2003              2002              2003
                                                                                 ------------      ------------      ------------
                                                                                  (unaudited)       (unaudited)       (unaudited)
Cash flows from operating activities:
   Net loss                                                                      $ (8,926,352)       (7,946,997)     (107,141,964)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                                  604,762           647,858        16,895,476
       Non-cash compensation                                                             --                --           3,552,723
       Loss on sale of equipment                                                         --                --              66,359
       Changes in assets and liabilities:
         Prepaid expenses                                                             246,787           205,502          (502,427)
         Other current assets                                                         (14,845)          403,870        (1,912,533)
         Other assets                                                                    --              49,100             6,851
         Accounts payable                                                            (622,865)       (1,288,254)          454,848
         Accrued expenses                                                             (48,510)           17,560           161,597
         Accrued compensation and benefits                                             14,136            53,799           352,985
         Other liabilities                                                             (8,839)            8,513           168,914
                                                                                 ------------      ------------      ------------

             Net cash used in operating activities                                 (8,755,726)       (7,849,049)      (87,897,171)
                                                                                 ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of property, plant, equipment, and
     capitalized engineering costs                                                   (172,863)         (144,725)      (18,630,227)
   Proceeds from sale of land and equipment                                              --                --           1,863,023
   Proceeds from matured marketable securities                                           --          22,279,200       408,817,352
   Proceeds from sale of marketable securities                                           --                --           7,141,656
   Purchase of marketable securities                                               (1,953,138)       (5,012,963)     (418,632,147)
                                                                                 ------------      ------------      ------------

             Net cash provided by (used in) investing activities                   (2,126,001)       17,121,512       (19,440,343)
                                                                                 ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                --                --         103,749,383
   Payment of common stock issuance costs                                                --                --          (5,072,012)
   Proceeds from issuance of preferred stock                                             --                --           6,644,953
   Proceeds from sale of stock options to
     purchase common shares                                                              --                --           7,443,118
   Proceeds from issuance of notes payable                                               --                --           1,500,000
   Repayment of notes payable                                                            --                --            (140,968)
                                                                                 ------------      ------------      ------------

             Net cash provided by financing activities                                   --                --         114,124,474
                                                                                 ------------      ------------      ------------

             Net (decrease) increase in cash                                      (10,881,727)        9,272,463         6,786,960

Cash at beginning of period                                                        17,668,687         6,435,540              --
                                                                                 ------------      ------------      ------------

Cash at end of period                                                            $  6,786,960        15,708,003         6,786,960
                                                                                 ============      ============      ============



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003

  (1)   BASIS OF PRESENTATION

        The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2003. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2002.

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

 (3)    LIQUIDITY

        The Company has had recurring losses since its inception and expects that significant additional expenditures will be required to successfully commercialize PolyHeme. The Company has financed its research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of February 28, 2003, the Company had cash and marketable securities totaling $9,488,000. The Company is actively pursuing additional financing to fund its continued operations. The Company may also enter into collaborative arrangements with strategic partners, which could provide the Company with additional funding or absorb expenses the Company would otherwise be required to pay. Any one or a combination of these sources may be utilized to raise the required funding. Business or market conditions may not be favorable, which could delay or prevent the Company from raising additional capital or entering into a collaborative arrangement. If the Company is unable to obtain additional capital or enter into a collaborative arrangement, the Company may be required to curtail its product development and other activities and the Company may be forced to cease operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(TM). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through February 28, 2003, we have incurred operating losses totaling $107,142,000.

RECENT EVENTS

         On March 5, 2003, we announced that we had received clearance from the Food and Drug Administration to proceed with a pivotal Phase III trial in which PolyHeme will be used for the first time in civilian trauma applications to treat severely injured patients before they reach the hospital. Under this protocol, treatment with PolyHeme will begin at the scene of the injury and continue during transport to the hospital by either ground or air ambulance.

         We are currently in contact with over 30 potential clinical sites in an effort to launch the trial at the earliest possible date and ultimately have at least 20 sites open and enrolling patients. The process of initiating sites is elongated due to the compliance requirements allowing for an exception to informed consent. The review process of the institutional review board has begun at a number of sites. We are engaged with a number of sites in coordinating the process of informing the relevant community and seeking their response. This upfront time of obtaining community input as well as institutional review board approval has historically taken between six weeks at the earliest and over six months at the longest before the first patient is enrolled. Once the trial receives local approval, our goal is to enroll one patient per week at each site.

         We have also submitted a request for Special Protocol Assessment ("SPA") for our approved civilian trauma trials. SPA represents an acknowledgement and confirmation of a mutual agreement between the sponsoring company and FDA that successful completion of a clinical trial will form the basis for product approval. If agreement is reached, FDA reduces the agreement to writing and makes it part of the administrative record.

         On March 5, 2003, we received additional comment regarding special protocol assessment relating to certain administrative and procedural details. We are currently working to complete the final negotiations for special protocol assessment with FDA to solidify our regulatory program. We also intend to request that PolyHeme be designated as a fast track product. It may then be possible for certain portions of our Biologics License Application to be accepted for review prior to completion of our proposed clinical trial, a so-called "rolling BLA." In parallel with our approved civilian trauma trials, we are currently developing a treatment Investigational New Drug application with the U.S. Army.

         The FDA regulatory process is subject to significant risks and uncertainties. The nature, timing and costs of the efforts necessary for us to obtain regulatory approval for PolyHeme, and the timing of any future revenues from the commercial sale of PolyHeme, cannot therefore be reasonably estimated at this time because of the current regulatory status of PolyHeme.

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

RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods or nine-month periods ended February 28, 2003 or 2002. From Northfield's inception through February 28, 2003, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our third fiscal quarter ended February 28, 2003 totaled $2,949,000, an increase of $190,000 from the $2,759,000 reported in the third quarter of the fiscal 2002. Measured on a percentage basis, operating expenses in the third quarter of fiscal 2003 increased by 6.9%. The difference was due primarily to higher costs for executive recruiting and scientific consulting services. We are currently seeking to recruit a new vice president of regulatory affairs and vice president of clinical affairs. Until these positions are filled, we expect the duties of these officers will be performed by other Northfield officers and by outside consultants.

         For the nine-month period ended February 28, 2003, operating expenses totaled $9,108,000, or a $422,000, or 4.9%, increase from the $8,686,000, of operating expenses incurred during the nine-month period ended February 28, 2002. The majority of the expense increase occurred in the general and administrative category and is attributable to the proxy contest in connection with our 2002 annual meeting of shareholders.

         Research and development expenses for the third quarter of fiscal 2003 totaled $2,203,000, an increase of $27,000, or 1.2%, from the $2,176,000 reported in the third quarter of fiscal 2002. Higher expenses were recognized during the third quarter of fiscal 2003 for executive recruiting and scientific consulting services.

         Research and development expenses for the nine-month period ended February 28, 2003 totaled $6,472,000, a decrease of $263,000, or 3.9%, from the $6,735,000 reported in the comparable prior year period. Increased expense for the purchase of manufacturing supplies were offset by larger decreases in compensation costs and expenses related to clinical trials from those incurred in the prior year period. These additional costs were incurred as we build a supply of PolyHeme for use in our recently approved civilian trauma trial.

         We anticipate that research and development expenses will increase moderately in the fourth quarter of fiscal 2003. Additional costs are being planned for our civilian trauma trials, including third party clinical monitoring, biostatistical analysis, report preparation and continued expansion of our manufacturing organization. We are currently soliciting clinical sites to participate in our upcoming trials. Once the sites are cleared to enroll patients, we expect that the related study costs will increase significantly starting in the first and second quarters of fiscal 2004. We estimate that the total study costs for our civilian trauma trials will be approximately $15,000,000.

         General and administrative expenses in the third quarter of fiscal 2003 totaled $746,000 compared to expenses of $583,000 in the third quarter of 2002, representing an increase of $163,000, or 28.0%. This increase was due primarily to increased patent, public relations and directors and officers insurance costs.

         General and administrative expenses for the nine-month period ended February 28, 2003 totaled $2,635,000, representing an increase of $684,000, or 35.1%, from general and administrative expenses incurred during the nine-month period ended February 28, 2002. Virtually all of the $684,000 variance is attributable to expenses related to the proxy contest in connection with our 2002 annual meeting and increased expenses for directors and officers insurance.

         With the exception of continuing to enhance Northfield's investor relations capabilities, we are not planning any new general and administrative programs over the balance of the current fiscal year. Securing regulatory approval for PolyHeme is our highest priority item. Once there is greater clarity on the probability and timing of approval, general and administrative expenses are expected to increase to support the commercialization of our product.

INTEREST INCOME

         Interest income in the third quarter of fiscal 2003 totaled $44,000, or a $124,000 decrease from the $168,000 in interest income reported in the third quarter of fiscal 2002. Short term available interest rates declined in excess of 400 basis points from the third quarter of fiscal 2002, which along with lower available investment balances accounted for the decrease in interest income. In the absence of a major cash infusion, interest income will continue to be significantly below prior year levels.

         For the nine-month period ended February 28, 2003, interest income totaled $181,000, or a $558,000 decrease in interest income of $739,000, from the nine-month period ended February 28, 2002. Lower investment balances and lower interest rates combined to cause the decrease.

NET LOSS

         Our net loss for the third quarter ended February 28, 2003 was $2,905,000, or $0.20 per basic share, compared to a net loss of $2,591,000, or $0.18 per basic share, for the third quarter ended February 28, 2002. The increase in the net loss per basic share is primarily the result of costs relating to increased purchases of manufacturing supplies, recruiting costs and lower interest income.

         Our nine-month net loss for the period ended February 28, 2003 totaled $8,926,000, or $0.63 per basic share, compared to a net loss of $7,947,000, or $0.56 per basic share, for the nine-month period ended February 28, 2002, and is the result of the expenses related to the proxy contest in connection with our 2002 annual meeting of shareholders and lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through February 28, 2003, we have used cash for operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $106,527,000. For the nine-month periods ended February 28, 2003 and 2002, these cash expenditures totaled $8,929,000 and $7,994,000, respectively. The increased net loss for the first nine months of fiscal 2003 compared to the comparable prior year period resulted in higher cash utilization.

         We have had recurring losses since our inception and expect that significant additional expenditures will be required to successfully commercialize PolyHeme. We have financed our research and development and other activities to date primarily through the public and private sale of equity securities and, to a more limited extent, through the licensing of product rights. As of February 28, 2003, we had cash and marketable securities totaling $9,488,000.

         We believe our existing capital resources will be adequate to satisfy our current operating requirements and maintain our existing pilot manufacturing plant and office facilities for approximately the next six to nine months. We will require substantial additional capital to continue our operations beyond the next six to nine months and to conduct our planned clinical trials. Our current cash position therefore raises substantial doubt regarding our ability to continue as a going concern.

         Northfield is actively pursuing additional financing to fund our continued operations, including our planned civilian trauma trials. We may issue additional equity or debt securities to the public or in private placement transactions. We may also enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. Any one or a combination of these sources may be utilized to raise the required funding. Business or market conditions may not be favorable, which could delay or prevent us from raising additional capital or entering into a collaborative arrangement. If we are unable to obtain additional capital or enter into a collaborative arrangement, we may be required to curtail our product development and other activities and may be forced to cease operations.

         As of May 31, 2002, we had net operating loss carry forwards of approximately $98,000,000 to offset future federal taxable income through 2022. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of May 31, 2002.

         We are currently unable to fund the construction of a large-scale greenfield manufacturing facility, which is estimated to cost approximately $70 million, without raising substantial additional capital. Currently, we have manufacturing capacity of approximately 10,000 units. Initial engineering on the leased space adjacent to our existing manufacturing facility is completed. This engineering indicates an additional capacity of 75,000 units could be developed in approximately 16 to 20 months at a cost of $28 to $32 million. Like a large-scale greenfield manufacturing facility, significant additional funding will be required before the smaller scale expansion facility could be completed. Northfield has not yet committed to the build-out of this facility. We view the smaller facility as financially prudent yet large enough for commercial viability.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements.

NET DEFERRED TAX ASSETS VALUATION

         We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required such as our ability to generate future taxable income. In the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount of zero, an adjustment to the deferred tax asset would increase income in the period such determination was made. As of February 28, 2003, we had recorded a 100% valuation allowance against our deferred tax assets.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual cash obligations as of February 28, 2003:


                                                  Less Than
Contractual Cash Obligations          Total        One Year     1-3 Years    4-5 Years
                                      -----      ----------     ---------    ---------
Lease Obligations (1)               $1,788,807      853,524       935,283        --
Other Obligations (2)                1,628,997      888,544       740,453        --
                                    ----------   ----------     ---------    ---------
Total Contractual Cash Obligations  $3,417,804    1,742,068     1,675,736        --


(1) Northfield's Evanston lease agreement is cancellable with six months notice combined with a termination payment equal to six months base rent and six months of additional rental payments. If the lease were terminated today the termination payment would be $315,530.

(2) Includes payments required under employment agreements for Steven A. Gould, M.D. and Jack J. Kogut and obligations under a consulting agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. FASB Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived assets (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Adoption of FASB Statement No. 143 is required for fiscal years beginning after June 15, 2002. Upon adoption of this provision we expect to record an additional liability of approximately $138,000, as the additional costs required to restore our leased manufacturing facility back to its move in condition.

         In July 2002, the FASB released SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. The adoption did not have a material effect on the Company's financial position or results of operations.

         In November 2002, the FASB released FASB Interpretation No. 45 (FIN
45), Guarantor;s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee. This interpretation also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor about obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, regardless of the guarantors' fiscal year-end. The disclosures requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

         In December 2002, the FASB released SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (FAS 148). This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The provisions of the Statement related to transition from the intrinsic-value to the fair-value method and annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions of the Statement related to interim disclosures are effective in financial reports containing financial statements for interim periods beginning after December 31, 2002. The adoption of FAS 148 will not have a material effect on the financial position, results of operations, or cash flows of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Our marketable security investments have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to our investments is not significant as all such investments are in U.S. dollar cash equivalents and short-term investments (with maturities of less than 12 months), which by their nature are less sensitive to interest rate movements. Our investments are generally made in U.S. government and federal agency bonds, high-grade commercial paper, corporate bonds and certificates of deposit. A one percentage point decrease or increase on an investment balance of $9.5 million would change annual interest income by $95,000.

CONTROLS AND PROCEDURES

         We maintain a set of disclosure controls, procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 14, 2003.

          SIGNATURE                              TITLE

  /s/ Steven A. Gould, M.D.           Chairman of the Board and Chief
-------------------------------       Executive Officer (Principal Executive
      Steven A. Gould, M.D.           Officer)


  /s/ Jack J. Kogut                   Sr. Vice President and Chief
-------------------------------       Financial Officer
      Jack J. Kogut

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

Date: April 14, 2003                              /s/ Steven A. Gould, M.D.
                                                  ------------------------------
                                                  Steven A. Gould, M.D.
                                                  Chief Executive Officer

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

Date: April 14, 2003                               /s/ Jack J. Kogut
                                                   -----------------------------
                                                   Jack J. Kogut
                                                   Chief Financial Officer