Form 10-Q
period 2003-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 2003-10-15
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE PERIOD ENDED AUGUST 31, 2003

                                       OR

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

                                YES X      No
                                   ---       ---

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES X      NO
                                               ---       ---

AS OF AUGUST 31, 2003, REGISTRANT HAD 16,158,732 SHARES OF COMMON STOCK OUTSTANDING


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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 2003, and the related statements of operations and cash flows for the three-month periods ended August 31, 2003 and 2002 and for the period from June 19, 1985 (inception) through August 31, 2003. We have also reviewed the statements of shareholders' equity (deficit) for the three-month period ended August 31, 2003 and for the period from June 19, 1985 (inception) through August 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Northfield Laboratories Inc. as of May 31, 2003, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2003 (not presented herein); and in our report dated July 28, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2003 and in the accompanying statement of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statements from which it has been derived.

As discussed in note 4 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, as of June 1, 2003.


/s/ KPMG LLP


Chicago, Illinois
September 24, 2003

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                        August 31, 2003 and May 31, 2003



                                                                       AUGUST 31,            MAY 31,
                                    ASSETS                                2003                2003
                                                                      -------------      --------------
Current assets:
    Cash                                                              $  12,918,913          4,897,962
    Marketable securities                                                      --            1,992,297
    Prepaid expenses                                                        617,968            688,755
                                                                      -------------      -------------

             Total current assets                                        13,536,881          7,579,014

Property, plant, and equipment, net                                       1,427,146          1,596,026
Other assets                                                                 88,235             71,399
                                                                      -------------      -------------

                                                                      $  15,052,262          9,246,439
                                                                      =============      =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $     491,218          1,462,586
    Accrued expenses                                                         29,990             61,519
    Accrued compensation and benefits                                       335,253            377,117
                                                                      -------------      -------------

             Total current liabilities                                      856,461          1,901,222

Other liabilities                                                           258,232            165,044
                                                                      -------------      -------------

             Total liabilities                                            1,114,693          2,066,266
                                                                      -------------      -------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                              --                 --
    Common stock, $.01 par value. Authorized 30,000,000 shares;
      issued and outstanding 16,158,732 at August 31, 2003
      and 14,265,875 at May 31, 2003                                        161,587            142,659
    Additional paid-in capital                                          127,175,114        117,503,271
    Deficit accumulated during the development stage                   (113,399,132)      (110,465,757)
                                                                      -------------      -------------

             Total shareholders' equity                                  13,937,569          7,180,173
                                                                      -------------      -------------

                                                                      $  15,052,262          9,246,439
                                                                      =============      =============



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

               Three months ended August 31, 2003 and 2002 and for
                    the period from June 19, 1985 (inception)
                             through August 31, 2003




                                                                                CUMULATIVE
                                               THREE MONTHS ENDED                  FROM
                                                     AUGUST 31,                 JUNE 19, 1985
                                           -------------------------------        THROUGH
                                               2003               2002         AUGUST 31, 2003
                                           -------------     -------------     ---------------
Revenues - license income                  $       --                --           3,000,000
 Costs and expenses:
    Research and development                  2,199,352         2,025,802        98,438,888
    General and administrative                  682,528           929,157        41,282,742
                                           ------------      ------------      ------------

                                              2,881,880         2,954,959       139,721,630

Other income and expense:
    Interest income                              23,426            77,370        23,480,653
    Interest expense                               --                --              83,234
                                           ------------      ------------      ------------

                                           $     23,426            77,370        23,397,419

Cumulative effect of change in
    accounting principle                         74,921              --              74,921
                                           ------------      ------------      ------------

             Net loss                      $ (2,933,375)       (2,877,589)     (113,399,132)
                                           ============      ============      ============

Net loss per share - basic and diluted     $      (0.20)            (0.20)           (11.41)
                                           ============      ============      ============

Shares used in calculation of
    per share data - basic and diluted       14,965,409        14,265,875         9,934,493
                                           ============      ============      ============



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Three months ended August 31, 2003 and for the period from June 19, 1985 (inception) through August 31, 2003

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

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

              Three months ended August 31, 2003 and for the period
             from June 19, 1985 (inception) through August 31, 2003



                                                                                 PREFERRED STOCK                 COMMON STOCK
                                                                            -------------------------------------------------------
                                                                             NUMBER        AGGREGATE        NUMBER      AGGREGATE
                                                                            OF SHARES        AMOUNT        OF SHARES      AMOUNT
                                                                            ---------      ---------       ---------   ------------
Net loss                                                                        --           $ --                --     $        --
Issuance of common stock at $6.50 per share on May 26, 1994 (net of
    costs of issuance of $2,06,149)                                             --             --         2,500,000          25,000
Cancellation of stock options                                                   --             --                --              --
Amortization of deferred compensation                                           --             --                --              --
                                                                              -------        -------    -----------     -----------

Balance at May 31, 1994                                                         --             --         9,455,955          94,560
Net loss                                                                        --             --                --              --
Issuance of common stock at $6.50 per share on June 20, 1994 (net of
    issuance costs of $172,500)                                                 --             --           375,000           3,750
Exercise of stock options at $7.14 per share                                    --             --            10,000             100
Exercise of stock options at $2.00 per share                                    --             --           187,570           1,875
Cancellation of stock options                                                   --             --                --              --
Amortization of deferred compensation                                           --             --                --              --
                                                                              -------        -------    -----------     -----------

Balance at May 31, 1995                                                         --             --        10,028,525         100,285
Net loss                                                                        --             --                --              --
Issuance of common stock at $17.75 per share on August 9, 1995 (net of
    issuance costs of $3,565,125)                                               --             --         2,925,000          29,250
Issuance of common stock at $17.75 per share on September 11, 1995 (net of
    issuance costs of $423,238)                                                 --             --           438,750           4,388
Exercise of stock options at $2.00 per share                                    --             --           182,380           1,824
Exercise of stock options at $6.38 per share                                    --             --             1,500              15
Exercise of stock options at $7.14 per share                                    --             --            10,000             100
Cancellation of stock options                                                   --             --                --              --
Amortization of deferred compensation                                           --             --                --              --
                                                                              -------        -------    -----------     -----------

Balance at May 31, 1996                                                         --             --        13,586,155         135,862
Net loss                                                                        --             --                --              --
Exercise of stock options at $0.20 per share                                    --             --           263,285           2,633
Exercise of stock options at $2.00 per share                                    --             --           232,935           2,329
Exercise of stock options at $7.14 per share                                    --             --            10,000             100
Amortization of deferred compensation                                           --             --                --              --
                                                                              -------        -------    -----------     -----------

Balance at May 31, 1997                                                         --             --        14,092,375         140,924
Net loss                                                                        --             --                --              --
Exercise of stock options at $7.14 per share                                    --             --             5,000              50
Amortization of deferred compensation                                           --             --                --              --
                                                                              -------        -------    -----------     -----------

Balance at May 31, 1998                                                         --             --        14,097,375         140,974
Net loss                                                                        --             --                --              --
Non-cash compensation                                                           --             --                --              --
Exercise of stock options at $7.14 per share                                    --             --            17,500             175
Exercise of stock warrants at $8.00 per share                                   --             --           125,000           1,250
                                                                              -------        -------    -----------     -----------

Balance at May 31, 1999                                                         --             --        14,239,875         142,399
Net loss                                                                        --             --                --              --
Non-cash compensation                                                           --             --                --              --
Exercise of stock options at $13.38 per share                                   --             --             2,500              25
                                                                              -------        -------    -----------     -----------

Balance at May 31, 2000                                                         --             --        14,242,375         142,424
Net loss                                                                        --             --                --              --
Non-cash compensation                                                           --             --                --              --
Exercise of stock options at $6.38 per share                                    --             --             6,000              60
Exercise of stock options at $10.81 per share                                   --             --            17,500             175
                                                                              -------        -------    -----------     -----------

Balance at May 31, 2001                                                         --             --        14,265,875         142,659
Net loss                                                                        --             --                --              --
                                                                              -------        -------    -----------     -----------

Balance at May 31, 2002                                                         --             --        14,265,875         142,659
                                                                              -------        -------    -----------     -----------

Net loss                                                                        --             --                --              --
                                                                              -------        -------    -----------     -----------

Balance at May 31, 2003                                                         --             --        14,265,875         142,659

Issuance of common stock at $5.60 per share on July 28, 2003 (net of
    costs of issuance of $909,229)                                              --             --         1,892,857          18,928
Net loss                                                                        --             --                --              --
                                                                              -------        -------    -----------     -----------
Balance at August 31, 2003                                                      --           $ --        16,158,732        $161,587
                                                                              =======        =======    ===========     ===========



See accompanying notes to financial statements.



  SERIES A CONVERTIBLE           SERIES B CONVERTIBLE                            DEFICIT
     PREFERRED STOCK                PREFERRED STOCK                           ACCUMULATED                             TOTAL
------------------------      -------------------------     ADDITIONAL         DURING THE                         SHAREHOLDERS'
 NUMBER       AGGREGATE        NUMBER        AGGREGATE       PAID-IN          DEVELOPMENT         DEFERRED            EQUITY
OF SHARES       AMOUNT        OF SHARES       AMOUNT         CAPITAL             STAGE          COMPENSATION        (DEFICIT)
---------     ---------       ---------      ---------     ------------       ------------      ------------      ------------
   --         $   --             --          $   --        $         --        (7,363,810)     $        --         (7,363,810)

   --             --             --              --          14,163,851                --               --         14,188,851
   --             --             --              --             (85,400)               --           85,400                 --
   --             --             --              --                  --                --              267                267
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --          56,779,765       (38,393,281)         (60,047)        18,420,997
   --             --             --              --                  --        (7,439,013)              --         (7,439,013)

   --             --             --              --           2,261,250                --               --          2,265,000
   --             --             --              --              71,300                --               --             71,400
   --             --             --              --             373,264                --               --            375,139
   --             --             --              --            (106,750)               --          106,750                 --
   --             --             --              --                  --                --          (67,892)           (67,892)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --          59,378,829       (45,832,294)         (21,189)        13,625,631
   --             --             --              --                  --        (4,778,875)              --         (4,778,875)

   --             --             --              --          48,324,374                --               --         48,353,624

   --             --             --              --           7,360,187                --               --          7,364,575
   --             --             --              --             362,937                --               --            364,761
   --             --             --              --               9,555                --               --              9,570
   --             --             --              --              71,300                --               --             71,400
   --             --             --              --             (80,062)               --           80,062                 --
   --             --             --              --                  --                --          (62,726)           (62,726)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         115,427,120       (50,611,169)          (3,853)        64,947,960
   --             --             --              --                  --        (4,245,693)              --         (4,245,693)
   --             --             --              --              50,025                --               --             52,658
   --             --             --              --             463,540                --               --            465,869
   --             --             --              --              71,300                --               --             71,400
   --             --             --              --                  --                --            2,569              2,569
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         116,011,985       (54,856,862)          (1,284)        61,294,763
   --             --             --              --                  --        (5,883,378)              --         (5,883,378)
   --             --             --              --              35,650                --               --             35,700
   --             --             --              --                  --                --            1,284              1,284
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         116,047,635       (60,740,240)              --         55,448,369
   --             --             --              --                  --        (7,416,333)              --         (7,416,333)
   --             --             --              --              14,354                --                              14,354
   --             --             --              --             124,775                --               --            124,950
   --             --             --              --             998,750                --               --          1,000,000
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         117,185,514       (68,156,573)              --         49,171,340
   --             --             --              --                  --        (9,167,070)              --         (9,167,070)
   --             --             --              --              57,112                --               --             57,112
   --             --             --              --              33,425                --               --             33,450
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         117,276,051       (77,323,643)              --         40,094,832
   --             --             --              --                  --       (10,174,609)              --        (10,174,609)
   --             --             --              --                  --                --               --                 --
   --             --             --              --              38,220                --               --             38,280
   --             --             --              --             189,000                --               --            189,175
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         117,503,271       (87,498,252)              --         30,147,678
   --             --             --              --                  --       (10,717,360)              --        (10,717,360)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         117,503,271       (98,215,612)              --         19,430,318
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --                  --       (12,250,145)              --        (12,250,145)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --        $117,503,271      (110,465,757               --          7,180,173


   --             --             --              --           9,671,843                --               --          9,690,771
   --             --             --              --                  --        (2,933,375)              --         (2,933,375)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------
   --         $   --             --          $   --        $127,175,114      (113,399,132)     $        --       $ 13,937,569
========      ========        =========      ==========    ============      ============      ============      ============

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                       Three months ended August 31, 2003
                        and 2002 and for the period from
                                  June 19, 1985
                       (inception) through August 31, 2003


                                                                                                               CUMULATIVE
                                                                                                                  FROM
                                                                          THREE MONTHS ENDED AUGUST 31,       JUNE 19, 1985
                                                                         ------------------------------          THROUGH
                                                                             2003              2002          AUGUST 31, 2003
                                                                         ------------      ------------     -----------------
Cash flows from operating activities:
   Net loss                                                              $ (2,933,375)       (2,877,589)     (113,399,132)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                          169,962           211,303        17,273,032
       Non-cash compensation                                                     --                --           3,552,723
       Loss on sale of equipment                                                 --                --              66,359
       Changes in assets and liabilities:
         Prepaid expenses                                                      70,787            52,622          (827,179)
         Other current assets                                                    --              (5,002)       (1,896,251)
         Other assets                                                         (17,800)             --             (10,950)
         Accounts payable                                                    (971,368)         (505,844)          491,218
         Accrued expenses                                                     (31,529)           90,490            29,990
         Accrued compensation and benefits                                    (41,864)          (87,882)          335,253
         Other liabilities                                                     93,188            (1,098)          258,232
                                                                         ------------      ------------      ------------

             Net cash used in operating activities                         (3,661,999)       (3,123,000)      (94,126,705)
                                                                         ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of property, plant, equipment, and
     capitalized engineering costs                                             (7,821)          (52,875)      (18,679,511)
   Proceeds from sale of land and equipment                                      --                --           1,863,023
   Proceeds from matured marketable securities                              2,000,000              --         411,537,352
   Proceeds from sale of marketable securities                                   --                --           7,141,656
   Purchase of marketable securities                                             --          (1,957,250)     (418,632,147)
                                                                         ------------      ------------      ------------

             Net cash provided by (used in) investing activities            1,992,179        (2,010,125)      (16,769,627)
                                                                         ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                  10,600,000              --         114,349,383
   Payment of common stock issuance costs                                    (909,229)             --          (5,981,241)
   Proceeds from issuance of preferred stock                                     --                --           6,644,953
   Proceeds from sale of stock options to
     purchase common shares                                                      --                --           7,443,118
   Proceeds from issuance of notes payable                                       --                --           1,500,000
   Repayment of notes payable                                                    --                --            (140,968)
                                                                         ------------      ------------      ------------

             Net cash provided by financing activities                      9,690,771              --         123,815,245
                                                                         ------------      ------------      ------------

             Net (decrease) increase in cash                                8,020,951        (5,133,125)       12,918,913

Cash at beginning of period                                                 4,897,962        17,668,687              --
                                                                         ------------      ------------      ------------

Cash at end of period                                                    $ 12,918,913        12,535,562        12,918,913
                                                                         ============      ============      ============



See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2003



(1) BASIS OF PRESENTATION

    The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2004. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2003.

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

(3) GOING CONCERN UNCERTAINTY

    The financial statements of the Company have been presented based on the assumption that the Company will continue as a going concern. The Company, however, may not be able to continue as going concern because it expects to experience significant future losses and currently has insufficient capital resources to fund its continuing operations. The Company believes its existing capital resources will be adequate to satisfy its operating capital requirements and maintain its existing manufacturing plant and office facilities for 6-9 months. In addition, the Company expects its existing capital resources will be sufficient to support expenditures incurred in connection with the Company's planned Phase III clinical trials during this period. Thereafter, the Company will require substantial additional funding to continue its operations and complete its planned clinical trials.

    The Company raised $10,600,000 in gross proceeds through an offering of its common stock in July 2003. The Company may issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide the Company with additional funding or absorb expenses the Company would otherwise be required to pay. The Company is also pursuing potential sources of government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital will depend primarily on the progress we make toward the commercialization of our potential product, PolyHeme(R) as well as general conditions in the business and financial markets. There can be no assurance that the Company will be successful in raising additional capital. The Company's inability to raise sufficient levels of capital could materially delay or prevent the commercialization of its PolyHeme blood substitute product and could result in the cessation of the Company's business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4) ASSET RETIREMENT OBLIGATIONS

    The Company adopted Statement of Financial Accounting Standards SFAS No. 143
    - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS as of June 1, 2003. The cumulative effect of the change in accounting principle upon implementation was to recognize a net asset of $17,800, an increase in liabilities of $92,721, and an increase in net loss of $74,921, or $0.01 per share.

The obligation relates to the restoration of a leased manufacturing facility to its original condition. A liability of $100,000 had been recorded in a prior period.

The Company's asset retirement obligation is included in other liabilities. The balance and changes thereto are summarized below:


--------------------------------------------------------------------------------

                                                   Quarter Ended August 31, 2003
--------------------------------------------------------------------------------
Obligation at May 31, 2003                                        $     192,721
Accretion                                                                 4,336
Obligation at August 31, 2003                                     $     197,057
--------------------------------------------------------------------------------


If the change in accounting had been applied retroactively, the Company's pro forma net loss for the three months ended August 31, 2002 and for the period from June 19, 1985 (inception) through August 31, 2002 would have been $2,938,439 and $101,154,051. The Company's pro forma liability at August 31, 2002 would have been $180,780.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As of August 31, 2003, Northfield Laboratories Inc. ("Northfield") had available cash balances of $12,919,000. We forecast that this level of cash will be sufficient to fund current operations from August 31, 2003 and for the ramp-up of our phase III clinical trials for 6-9 months. To fund planned operations from August 31, 2003 for the next 12 months would require Northfield to raise approximately an additional $6,000,000. We forecast a need to raise approximately $25,000,000 in total to fund operations through the completion of our Phase III clinical trials.

         During the first quarter of the current fiscal year we raised $10,600,000 in gross proceeds through the sale of common shares from a shelf registration statement allowing the Company to issue up to $50,000,000 in securities. We may issue additional equity, debt securities, or utilize other financing vehicles to provide additional capital. We believe our ability to raise additional capital will depend primarily on the progress we make toward the commercialization of our potential product, PolyHeme(R), as well as general conditions in the business and financial markets. Our inability to raise sufficient levels of capital would severely impair our current operations and raise significant doubt about Northfield's ability to continue as a going concern.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through August 31, 2003, we have incurred operating losses totaling $113,399,000.

         We will be required to complete our planned Phase III clinical trials to obtain FDA regulatory approval before PolyHeme can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties, including those described under "Risk Factors" found in our Annual Form 10-K filing. We therefore cannot at this time reasonably estimate the timing of any future revenues from commercial sale of PolyHeme.

         Our success will depend on several factors, including our ability to obtain FDA regulatory approval of PolyHeme and our manufacturing facilities, our ability to obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, our ability to manufacture and distribute PolyHeme in a cost-effective manner, our ability to enforce our patent positions and raise sufficient capital to fund these activities. We have experienced significant delays in the development and clinical testing of PolyHeme. We cannot ensure that we will be able to achieve these goals or that we will be able to realize product revenues or profitability on a sustained basis or at all.

RESULTS OF OPERATIONS

         We reported no revenues for either of the three-month periods ended August 31, 2003 or 2002. From Northfield's inception through August 31, 2003, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our first fiscal quarter ended August 31, 2003 totaled $2,882,000, a decrease of $73,000 from the $2,955,000 reported in the first quarter of fiscal 2003. Measured on a percentage basis, operating expenses in the first quarter of fiscal 2003 decreased by 2.5%. The difference was due to lower costs for professional services, which are recorded as a general and administrative expense, and were offset by increased costs associated with our current clinical trials.

         Research and development expenses for the first quarter of fiscal 2004 totaled $2,199,000, a increase of $173,000, or 8.5%, from the $2,026,000 reported in the first quarter of fiscal 2003. Higher expenses were recognized during the first quarter of fiscal 2004 related to start-up costs for our phase III pre-hospital trauma clinical trial.

         We anticipate that research and development expenses will increase significantly during the remainder of our fiscal year. From current levels, additional costs are being planned for community disclosure, multi-center site participation, clinical monitoring, database preparation, biostatistical analysis, independent safety appraisal and project management.


         General and administrative expenses in the first quarter of fiscal 2004 totaled $683,000 compared to expenses of $929,000 in the first quarter of 2003, representing a decrease of $246,000, or 26.5%. This decrease was due to lower professional service fees.

INTEREST INCOME

         Interest income in the first quarter of fiscal 2004 totaled $23,000, or a $54,000 decrease from the $77,000 in interest income reported in the first quarter of fiscal 2003. Lower investment balances accounted for the decrease in interest income. In the absence of a significant cash infusion, interest income will continue to be below prior year levels.

NET LOSS

         The net loss for the first quarter ended August 31, 2003 was $2,933,000, or $0.20 per share, compared to a net loss of $2,878,000, or $0.20 per share, for the first quarter ended August 31, 2002. The $55,000 increased net loss in the current quarter compared to the first quarter of the prior year was mitigated by the additional shares outstanding in the current year and resulted in the net loss for both quarters to be $0.20 per share.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through August 31, 2003, we have used cash for operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $112,806,000. For the three-month periods ended August 31, 2003 and 2002, these cash expenditures totaled $3,670,000 and $ 3,176,000, respectively. The increased cash outlay for the first quarter of fiscal 2004 compared to the comparable prior year period, in spite of similar losses, is the result of a higher level of accounts payable pay down in the current year.

         We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. In July 2003, we sold 1,892,857 shares of our common stock in an offering transaction that generated gross proceeds before expenses of $10,600,000. Net proceeds from this offering were approximately $9.7 million. As of August 31, 2003, we had cash and marketable securities totaling $12,919,000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing manufacturing plant and office facilities for the next 6-9 months. In addition, our existing capital resources are expected to be sufficient to support expenditures incurred in connection with our planned Phase III clinical trials during this period. Thereafter, we will require substantial additional funding to continue our operations and complete our planned clinical trials.

         We may issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital will depend primarily on the progress we make toward the commercialization of our potential product, PolyHeme(R), as well as general conditions in the business and financial markets. Our inability to raise sufficient levels of capital could materially delay or prevent the commercialization of PolyHeme, even if it is approved by FDA. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis or at all.

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

                        NET DEFERRED TAX ASSETS VALUATION

         We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as Northfield's ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of August 31, 2003, we have recorded a 100% percent valuation allowance against our net deferred tax assets.




                             CONTRACTUAL OBLIGATIONS

    The following table reflects a summary of our contractual cash obligations as of August 31, 2003:


                                                             LESS THAN                        4-5
      CONTRACTUAL CASH OBLIGATIONS              TOTAL         ONE YEAR      1-3 YEARS        YEARS
----------------------------------------     ----------      ---------      ---------      ---------
Lease Obligations(1) ...................     $3,458,374        859,564      1,546,966      1,051,844
Other Obligations (2) ..................      1,184,725        888,544        296,181             --
                                             ----------      ---------      ---------      ---------
Total Contractual Cash Obligations .....     $4,643,099      1,748,108      1,843,147      1,051,844
                                             ==========      =========      =========      =========

    (1) The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to six months base rent and six months of additional rental payments. If the lease were terminated today, the termination payment would be $315,530. The Mt. Prospect lease has been renewed through August 2009.

    (2) Includes payments required under employment agreements for Steven A. Gould, M.D. and Jack J. Kogut and obligations under a consulting agreement.

                        RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. FASB Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. The Company adopted this standard as of June 1, 2003. Upon adoption, the cumulative effect of the change in accounting principle was to recognize a net asset of $17,800, an increase in liabilities of $92,721 and an increase in net loss of $74,921, or $.01 per share.

         On May 15, 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150). The provisions of the Statement change the classification of certain freestanding financial instruments that are now classified as equity. Generally, the Statement is effective for financial instrument arrangements entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company currently does not have any foreign currency exchange risk. The Company invests its cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company's short-term investments, it believes that the financial market risk exposure is not material. A one percentage point decrease on an investment balance of $12.9 million would decrease interest income by $129,000 on an annual basis.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

    a)
        Exhibit 10.18 -  Fourth Amendment to Lease dated September 22, 2003 between the Registrant and First Industrial, LP

        Exhibit 15    -  Acknowledgment of Independent Certified Public
                         Accountants

        Exhibit 31.1  -  Certification of Steven A. Gould, M.D., pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 31.2  -  Certification of Jack J. Kogut, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 32.1  -  Certification of Steven A. Gould, M.D., pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

        Exhibit 32.2  -  Certification of Jack J. Kogut, pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002


    b) On July 23, 2003 the Registrant filed Form 8-K relating to a registered direct offering registered on Form S-3.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 14, 2003.

             SIGNATURE                            TITLE

    /s/ Steven A. Gould, M.D.             Chairman of the Board and Chief
----------------------------------        Executive Officer (Principal Executive
        Steven A. Gould, M.D.             Officer)


    /s/ Jack J. Kogut                     Sr. Vice President and Chief
----------------------------------        Financial Officer
        Jack J. Kogut