Form 10-Q/A
period 2003-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 2003-10-20
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                                EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q, filed by Northfield Laboratories Inc. with respect to its fiscal quarter ended August 31, 2003 includes disclosures required under Item 4 of Form 10-Q that was inadvertently omitted from the document amended hereby.

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



  SERIES A CONVERTIBLE           SERIES B CONVERTIBLE                            DEFICIT
     PREFERRED STOCK                PREFERRED STOCK                           ACCUMULATED                             TOTAL
------------------------      -------------------------     ADDITIONAL         DURING THE                         SHAREHOLDERS'
 NUMBER       AGGREGATE        NUMBER        AGGREGATE       PAID-IN          DEVELOPMENT         DEFERRED            EQUITY
OF SHARES       AMOUNT        OF SHARES       AMOUNT         CAPITAL             STAGE          COMPENSATION        (DEFICIT)
---------     ---------       ---------      ---------     ------------       ------------      ------------      ------------
   --         $   --             --          $   --        $         --        (7,363,810)     $        --         (7,363,810)

   --             --             --              --          14,163,851                --               --         14,188,851
   --             --             --              --             (85,400)               --           85,400                 --
   --             --             --              --                  --                --              267                267
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --          56,779,765       (38,393,281)         (60,047)        18,420,997
   --             --             --              --                  --        (7,439,013)              --         (7,439,013)

   --             --             --              --           2,261,250                --               --          2,265,000
   --             --             --              --              71,300                --               --             71,400
   --             --             --              --             373,264                --               --            375,139
   --             --             --              --            (106,750)               --          106,750                 --
   --             --             --              --                  --                --          (67,892)           (67,892)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --          59,378,829       (45,832,294)         (21,189)        13,625,631
   --             --             --              --                  --        (4,778,875)              --         (4,778,875)

   --             --             --              --          48,324,374                --               --         48,353,624

   --             --             --              --           7,360,187                --               --          7,364,575
   --             --             --              --             362,937                --               --            364,761
   --             --             --              --               9,555                --               --              9,570
   --             --             --              --              71,300                --               --             71,400
   --             --             --              --             (80,062)               --           80,062                 --
   --             --             --              --                  --                --          (62,726)           (62,726)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         115,427,120       (50,611,169)          (3,853)        64,947,960
   --             --             --              --                  --        (4,245,693)              --         (4,245,693)
   --             --             --              --              50,025                --               --             52,658
   --             --             --              --             463,540                --               --            465,869
   --             --             --              --              71,300                --               --             71,400
   --             --             --              --                  --                --            2,569              2,569
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         116,011,985       (54,856,862)          (1,284)        61,294,763
   --             --             --              --                  --        (5,883,378)              --         (5,883,378)
   --             --             --              --              35,650                --               --             35,700
   --             --             --              --                  --                --            1,284              1,284
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         116,047,635       (60,740,240)              --         55,448,369
   --             --             --              --                  --        (7,416,333)              --         (7,416,333)
   --             --             --              --              14,354                --                              14,354
   --             --             --              --             124,775                --               --            124,950
   --             --             --              --             998,750                --               --          1,000,000
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         117,185,514       (68,156,573)              --         49,171,340
   --             --             --              --                  --        (9,167,070)              --         (9,167,070)
   --             --             --              --              57,112                --               --             57,112
   --             --             --              --              33,425                --               --             33,450
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         117,276,051       (77,323,643)              --         40,094,832
   --             --             --              --                  --       (10,174,609)              --        (10,174,609)
   --             --             --              --                  --                --               --                 --
   --             --             --              --              38,220                --               --             38,280
   --             --             --              --             189,000                --               --            189,175
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         117,503,271       (87,498,252)              --         30,147,678
   --             --             --              --                  --       (10,717,360)              --        (10,717,360)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         117,503,271       (98,215,612)              --         19,430,318
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --                  --       (12,250,145)              --        (12,250,145)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------

   --             --             --              --         117,503,271      (110,465,757)              --          7,180,173


   --             --             --              --           9,671,843                --               --          9,690,771
   --             --             --              --                  --        (2,933,375)              --         (2,933,375)
--------      --------        ---------      ----------    ------------      ------------      ------------      ------------
   --         $   --             --          $   --        $127,175,114      (113,399,132)     $        --       $ 13,937,569
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

ITEM 4. CONTROLS AND PROCEDURES.

         Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Northfield's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 20, 2003.

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