Form 10-Q
period 2003-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 2004-01-13
CIK 920947

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED NOVEMBER 30, 2003

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

                                 YES [X] NO [ ]

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

         YES [X] NO [ ]

AS OF NOVEMBER 30, 2003, REGISTRANT HAD 16,171,067 SHARES OF COMMON STOCK
         OUTSTANDING

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Northfield Laboratories Inc.:

We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 2003, and the related statements of operations and cash flows for the three-month and six-month periods ended November 30, 2003 and 2002, and for the period from June 19, 1985 (inception) through November 30, 2003. We have also reviewed the statements of shareholders' equity (deficit) for the six-month period ended November 30, 2003 and for the period from June 19, 1985 (inception) through November 30, 2003. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
December 29, 2003

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                       November 30, 2003 and May 31, 2003

                                                                   NOVEMBER 30,           MAY 31,
                                                                       2003                 2003
                                                                  ---------------      -------------
                                ASSETS

Current assets:
   Cash                                                           $     9,810,103          4,897,962
   Marketable securities                                                       --          1,992,297
   Prepaid expenses                                                       472,924            688,755
                                                                  ---------------       ------------
         Total current assets                                          10,283,027          7,579,014

Property, plant, and equipment, net                                     1,285,961          1,596,026
Other assets                                                               87,271             71,399
                                                                  ---------------       ------------
                                                                  $    11,656,259          9,246,439
                                                                  ===============       ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $       466,876          1,462,586
   Accrued expenses                                                        62,775             61,519
   Accrued compensation and benefits                                      409,951            377,117
                                                                  ---------------       ------------
         Total current liabilities                                        939,602          1,901,222

Other liabilities                                                         258,698            165,044
                                                                  ---------------       ------------
         Total liabilities                                              1,198,300          2,066,266
                                                                  ---------------       ------------

Shareholders' equity:
   Preferred stock, $.01 par value. Authorized 5,000,000 shares;
         none issued and outstanding                                           --                 --
   Common stock, $.01 par value. Authorized 30,000,000 shares;
         issued and outstanding 16,171,067 at November 30, 2003
         and 14,265,875 at May 31, 2003                                   161,710            142,659
   Additional paid-in capital                                         127,249,991        117,503,271
   Deficit accumulated during the development stage                  (116,953,742)      (110,465,757)
                                                                  ---------------       ------------
         Total shareholders' equity                                    10,457,959          7,180,173
                                                                  ---------------       ------------
                                                                  $    11,656,259          9,246,439
                                                                  ===============       ============

See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

  Three and six months ended November 30, 2003 and 2002 and for the period from
               June 19, 1985 (inception) through November 30, 2003

                                                                                                            CUMULATIVE
                                                  THREE MONTHS ENDED             SIX MONTHS ENDED              FROM
                                                    NOVEMBER 30,                     NOVEMBER 30,         JUNE 19, 1985
                                            -----------------------------    -------------------------        THROUGH
                                                2003             2002           2003           2002      NOVEMBER 30, 2003
                                            --------------    -----------    -----------   -----------   -----------------
                                             (UNAUDITED)      (UNAUDITED)    (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
                                            --------------    -----------    -----------   -----------   -----------------
Revenues - license income                   $           --            --             --            --        3,000,000
                                            --------------    ----------     ----------    ----------      -----------
Costs and expenses:
     Research and development                    2,558,012     2,243,311      4,757,364     4,269,113      100,996,900
     General and administrative                  1,021,644       960,746      1,704,172     1,889,903       42,304,386
                                            --------------    ----------     ----------    ----------      -----------
                                                 3,579,656     3,204,057      6,461,536     6,159,016      143,301,286
                                            --------------    ----------     ----------    ----------      -----------
Other income and expense:
     Interest income                                25,046        60,196         48,472       137,566       23,505,699
     Interest expense                                   --            --             --            --           83,234
                                            --------------    ----------     ----------    ----------      -----------
                                                    25,046        60,196         48,472       137,566       23,422,465
                                            --------------    ----------     ----------    ----------      -----------
Cumulative effect of change in
     accounting principle                               --            --         74,921            --           74,921
                                            --------------    ----------     ----------    ----------      -----------
         Net loss                           $   (3,554,610)   (3,143,861)    (6,487,985)   (6,021,450)    (116,953,742)
                                            ==============    ==========     ==========    ==========      ===========
Net loss per share - basic and diluted      $        (0.22)        (0.22)         (0.42)        (0.42)          (11.67)
                                            ==============    ==========     ==========    ==========      ===========
Shares used in calculation of
     per share data - basic and diluted         16,162,934    14,265,875     15,560,900    14,265,875       10,019,481
                                            ==============    ==========     ==========    ==========      ===========

See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

    Six months ended November 30, 2003 and for the period from June 19, 1985
                     (inception) through November 30, 2003

                                                                                                COMMON STOCK
                                                                         --------------------------------------------------------
                                                                           NUMBER       AGGREGATE        NUMBER        AGGREGATE
                                                                         OF SHARES        AMOUNT      OF SHARES         AMOUNT
                                                                         ---------     ----------     -----------     -----------
Issuance of common stock on August 27, 1985                                 --         $      --        3,500,000     $    35,000
Issuance of Series A convertible preferred stock at $4.00 per share on
               August 27, 1985 (net of costs of issuance of $79,150)        --                --               --              --
Net loss                                                                    --                --               --              --
                                                                         -----         ---------      -----------     -----------
Balance at May 31, 1986                                                     --                --        3,500,000          35,000
Net loss                                                                    --                --               --              --
Deferred compensation relating to grant of stock options                    --                --               --              --
Amortization of deferred compensation                                       --                --               --              --
                                                                         -----         ---------      -----------     -----------
Balance at May 31, 1987                                                     --                --        3,500,000          35,000
Issuance of Series B convertible preferred stock at $35.68 per share on
               August 14, 1987 (net of costs of issuance of $75,450)        --                --               --              --
Net loss                                                                    --                --               --              --
Amortization of deferred compensation                                       --                --               --              --
                                                                         -----         ---------      -----------     -----------
Balance at May 31, 1988                                                     --                --        3,500,000          35,000
Issuance of common stock at $24.21 per share on June 7, 1988 (net of
    costs of issuance of $246,000)                                          --                --          413,020           4,130
Conversion of Series A convertible preferred stock to common stock on
    June 7, 1988                                                            --                --        1,250,000          12,500
Conversion of Series B convertible preferred stock to common stock on
    June 7, 1988                                                            --                --        1,003,165          10,032
Exercise of stock options at $2.00 per share                                --                --           47,115             471
Issuance of common stock at $28.49 per share on March 6, 1989 (net of
    costs of issuance of $21,395)                                           --                --          175,525           1,755
Issuance of common stock at $28.49 per share on March 30, 1989 (net of
    costs of issuance of $10,697)                                           --                --           87,760             878
Sale of options at $28.29 per share to purchase common stock at $.20
    per share on March 30, 1989 (net of costs of issuance of $4,162)        --                --               --              --
Net loss                                                                    --                --               --              --
Deferred compensation relating to grant of stock options                    --                --               --              --
Amortization of deferred compensation                                       --                --               --              --
                                                                         -----         ---------      -----------     -----------
Balance at May 31, 1989                                                     --                --        6,476,585          64,766
Net loss                                                                    --                --               --              --
Deferred compensation relating to grant of stock options                    --                --               --              --
Amortization of deferred compensation                                       --                --               --              --
                                                                         -----         ---------      -----------     -----------
Balance at May 31, 1990                                                     --                --        6,476,585          64,766
Net loss                                                                    --                --               --              --
Amortization of deferred compensation                                       --                --               --              --
                                                                         -----         ---------      -----------     -----------
Balance at May 31, 1991                                                     --                --        6,476,585          64,766
Exercise of stock warrants at $5.60 per share                               --                --           90,000             900
Net loss                                                                    --                --               --              --
Amortization of deferred compensation                                       --                --               --              --
                                                                         -----         ---------      -----------     -----------
Balance at May 31, 1992                                                     --                --        6,566,585          65,666
Exercise of stock warrants at $7.14 per share                               --                --           15,000             150
Issuance of common stock at $15.19 per share on April 19, 1993 (net
    of costs of issuance of $20,724)                                        --                --          374,370           3,744
Net loss                                                                    --                --               --              --
Amortization of deferred compensation                                       --                --               --              --
                                                                         -----         ---------      -----------     -----------
Balance at May 31, 1993                                                     --         $      --        6,955,955     $    69,560
                                                                         -----         ---------      -----------     -----------

See accompanying notes to financial statements.

  SERIES A CONVERTIBLE      SERIES B CONVERTIBLE                       DEFICIT                       TOTAL
    PREFERRED STOCK           PREFERRED STOCK                        ACCUMULATED                     SHARE-
-----------------------   ------------------------    ADDITIONAL      DURING THE     DEFERRED       HOLDERS'
 NUMBER      AGGREGATE     NUMBER        AGGREGATE     PAID-IN       DEVELOPMENT      COMPEN-        EQUITY
OF SHARES      AMOUNT     OF SHARES       AMOUNT       CAPITAL          STAGE         SATION       (DEFICIT)
---------   -----------   ----------   -----------   -----------    -------------   -----------   ------------
       --   $        --           --   $        --   $    (28,000)  $          --   $        --   $      7,000

  250,000       250,000           --            --        670,850              --            --        920,850
       --            --           --            --             --        (607,688)           --       (607,688)
---------   -----------   ----------   -----------   ------------   -------------   -----------   ------------
  250,000       250,000           --            --        642,850        (607,688)           --        320,162
       --            --           --            --             --      (2,429,953)           --     (2,429,953)
       --            --           --            --      2,340,000              --    (2,340,000)            --
       --            --           --            --             --              --       720,000        720,000
---------   -----------   ----------   -----------   ------------   -------------   -----------   ------------
  250,000       250,000           --            --      2,982,850      (3,037,641)   (1,620,000)    (1,389,791)

       --            --      200,633       200,633      6,882,502              --            --      7,083,135
       --            --           --            --             --      (3,057,254)           --     (3,057,254)
       --            --           --            --             --              --       566,136        566,136
---------   -----------   ----------   -----------   ------------   -------------   -----------   ------------
  250,000       250,000      200,633       200,633      9,865,352      (6,094,895)   (1,053,864)     3,202,226
       --            --           --            --      9,749,870              --            --      9,754,000
 (250,000)     (250,000)          --            --        237,500              --            --             --
       --            --     (200,633)     (200,633)       190,601              --            --             --
       --            --           --            --         93,759              --            --         94,230
       --            --           --            --      4,976,855              --            --      4,978,610
       --            --           --            --      2,488,356              --            --      2,489,234

       --            --           --            --      7,443,118              --            --      7,443,118
       --            --           --            --             --        (791,206)           --       (791,206)
       --            --           --            --        683,040              --      (683,040)            --
       --            --           --            --             --              --       800,729        800,729
---------   -----------   ----------   -----------   ------------   -------------   -----------   ------------
       --            --           --            --     35,728,451      (6,886,101)     (936,175)    27,970,941
       --            --           --            --             --      (3,490,394)           --     (3,490,394)
       --            --           --            --        699,163              --      (699,163)            --
       --            --           --            --             --              --       546,278        546,278
---------   -----------   ----------   -----------   ------------   -------------   -----------   ------------
       --            --           --            --     36,427,614     (10,376,495)   (1,089,060)    25,026,825
       --            --           --            --             --      (5,579,872)           --     (5,579,872)
       --            --           --            --             --              --       435,296        435,296
---------   -----------   ----------   -----------   ------------   -------------   -----------   ------------
       --            --           --            --     36,427,614     (15,956,367)     (653,764)    19,882,249
       --            --           --            --        503,100              --            --        504,000
       --            --           --            --             --      (7,006,495)           --     (7,006,495)
       --            --           --            --             --              --       254,025        254,025
---------   -----------   ----------   -----------   ------------   -------------   -----------   ------------
       --            --           --            --     36,930,714     (22,962,862)     (399,739)    13,633,779
       --            --           --            --        106,890              --            --        107,040
       --            --           --            --      5,663,710              --            --      5,667,454
       --            --           --            --             --      (8,066,609)           --     (8,066,609)
       --            --           --            --             --              --       254,025        254,025
---------   -----------   ----------   -----------   ------------   -------------   -----------   ------------
       --   $        --           --   $        --   $ 42,701,314   $ (31,029,471)  $  (145,714)  $ 11,595,689
---------   -----------   ----------   -----------   ------------   -------------   -----------   ------------

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

              Six months ended November 30, 2003 and for the period
            from June 19, 1985 (inception) through November 30, 2003

                                                                          PREFERRED STOCK           COMMON STOCK
                                                                        --------------------------------------------
                                                                          NUMBER   AGGREGATE    NUMBER     AGGREGATE
                                                                        OF SHARES   AMOUNT    OF SHARES     AMOUNT
                                                                        ---------  ----------------------  ---------
Net loss                                                                  --       $      --          --   $      --
Issuance of common stock at $6.50 per share on May 26, 1994 (net of
   costs of issuance of $2,061,149)                                       --              --   2,500,000      25,000
Cancellation of stock options                                             --              --          --          --
Amortization of deferred compensation                                     --              --          --          --
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 1994                                                   --              --   9,455,955      94,560
Net loss                                                                  --              --          --          --
Issuance of common stock at $6.50 per share on June 20, 1994
  (net of issuance costs of $172,500)                                     --              --     375,000       3,750
Exercise of stock options at $7.14 per share                              --              --      10,000         100
Exercise of stock options at $2.00 per share                              --              --     187,570       1,875
Cancellation of stock options                                             --              --          --          --
Amortization of deferred compensation                                     --              --          --          --
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 1995                                                   --              --  10,028,525     100,285
Net loss                                                                  --              --          --          --
Issuance of common stock at $17.75 per share on August 9, 1995
   (net of issuance costs of $3,565,125)                                  --              --   2,925,000      29,250
Issuance of common stock at $17.75 per share on September 11, 1995
   (net of issuance costs of $423,238)                                    --              --     438,750       4,388
Exercise of stock options at $2.00 per share                              --              --     182,380       1,824
Exercise of stock options at $6.38 per share                              --              --       1,500          15
Exercise of stock options at $7.14 per share                              --              --      10,000         100
Cancellation of stock options                                             --              --          --          --
Amortization of deferred compensation                                     --              --          --          --
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 1996                                                   --              --  13,586,155     135,862
Net loss                                                                  --              --          --          --
Exercise of stock options at $0.20 per share                              --              --     263,285       2,633
Exercise of stock options at $2.00 per share                              --              --     232,935       2,329
Exercise of stock options at $7.14 per share                              --              --      10,000         100
Amortization of deferred compensation                                     --              --          --          --
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 1997                                                   --              --  14,092,375     140,924
Net loss                                                                  --              --          --          --
Exercise of stock options at $7.14 per share                              --              --       5,000          50
Amortization of deferred compensation                                     --              --          --          --
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 1998                                                   --              --  14,097,375     140,974
Net loss                                                                  --              --          --          --
Non-cash compensation                                                     --              --          --          --
Exercise of stock options at $7.14 per share                              --              --      17,500         175
Exercise of stock warrants at $8.00 per share                             --              --     125,000       1,250
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 1999                                                   --              --  14,239,875     142,399
Net loss                                                                  --              --          --          --
Non-cash compensation                                                     --              --          --          --
Exercise of stock options at $13.38 per share                             --              --       2,500          25
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 2000                                                   --              --  14,242,375     142,424
Net loss                                                                  --              --          --          --
Non-cash compensation                                                     --              --          --          --
Exercise of stock options at $6.38 per share                              --              --       6,000          60
Exercise of stock options at $10.81 per share                             --              --      17,500         175
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 2001                                                   --              --  14,265,875     142,659
Net loss                                                                  --              --          --          --
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 2002                                                   --              --  14,265,875     142,659
Net loss                                                                  --              --          --          --
                                                                        ----       ---------  ----------   ---------

Balance at May 31, 2003                                                   --              --  14,265,875     142,659

Issuance of common stock at $5.60 per share on July 28, 2003
   (net of costs of issuance of $909,229)                                 --              --   1,892,857      18,928
Issuance of common stock to directors at $6.08 per share on
   October 30, 2003                                                                               12,335         123
Net loss                                                                  --              --          --          --
                                                                        ----       ---------  ----------   ---------
Balance at November 30, 2003                                              --       $      --  16,171,067   $ 161,710
                                                                        ====       =========  ==========   =========

SERIES A CONVERTIBLE  SERIES B CONVERTIBLE                      DEFICIT                         TOTAL
  PREFERRED STOCK       PREFERRED STOCK                       ACCUMULATED                       SHARE-
--------------------  --------------------   ADDITIONAL        DURING THE     DEFERRED         HOLDERS'
 NUMBER    AGGREGATE    NUMBER   AGGREGATE    PAID-IN         DEVELOPMENT      COMPEN-          EQUITY
OF SHARES   AMOUNT    OF SHARES   AMOUNT      CAPITAL            STAGE          SATION        (DEFICIT)
---------  ---------  ---------  ---------  -------------   ---------------   ----------   --------------
   --      $      --      --     $      --  $          --   $    (7,363,810)  $       --   $   (7,363,810)
   --             --      --            --     14,163,851                --           --       14,188,851
   --             --      --            --        (85,400)               --       85,400               --
   --             --      --            --             --                --          267              267
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --     56,779,765       (38,393,281)     (60,047)      18,420,997
   --             --      --            --             --        (7,439,013)          --       (7,439,013)
   --             --      --            --      2,261,250                --           --        2,265,000
   --             --      --            --         71,300                --           --           71,400
   --             --      --            --        373,264                --           --          375,139
   --             --      --            --       (106,750)               --      106,750               --
   --             --      --            --             --                --      (67,892)         (67,892)
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --     59,378,829       (45,832,294)     (21,189)      13,625,631
   --             --      --            --             --        (4,778,875)          --       (4,778,875)
   --             --      --            --     48,324,374                --           --       48,353,624
   --             --      --            --      7,360,187                --           --        7,364,575
   --             --      --            --        362,937                --           --          364,761
   --             --      --            --          9,555                --           --            9,570
   --             --      --            --         71,300                --           --           71,400
   --             --      --            --        (80,062)               --       80,062               --
   --             --      --            --             --                --      (62,726)         (62,726)
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --    115,427,120       (50,611,169)      (3,853)      64,947,960
   --             --      --            --             --        (4,245,693)          --       (4,245,693)
   --             --      --            --         50,025                --           --           52,658
   --             --      --            --        463,540                --           --          465,869
   --             --      --            --         71,300                --           --           71,400
   --             --      --            --             --                --        2,569            2,569
-----       --------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --    116,011,985       (54,856,862)      (1,284)      61,294,763
   --             --      --            --             --        (5,883,378)          --       (5,883,378)
   --             --      --            --         35,650                --           --           35,700
   --             --      --            --             --                --        1,284            1,284
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --    116,047,635       (60,740,240)          --       55,448,369
   --             --      --            --             --        (7,416,333)          --       (7,416,333)
   --             --      --            --         14,354                --                        14,354
   --             --      --            --        124,775                --           --          124,950
   --             --      --            --        998,750                --           --        1,000,000
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --    117,185,514       (68,156,573)          --       49,171,340
   --             --      --            --             --        (9,167,070)          --       (9,167,070)
   --             --      --            --         57,112                --           --           57,112
   --             --      --            --         33,425                --           --           33,450
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --    117,276,051       (77,323,643)          --       40,094,832
   --             --      --            --             --       (10,174,609)          --      (10,174,609)
   --             --      --            --             --                --           --               --
   --             --      --            --         38,220                --           --           38,280
   --             --      --            --        189,000                --           --          189,175
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --    117,503,271       (87,498,252)          --       30,147,678
   --             --      --            --             --       (10,717,360)          --      (10,717,360)
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --    117,503,271       (98,215,612)          --       19,430,318
   --             --      --            --             --       (12,250,145)          --      (12,250,145)
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------

   --             --      --            --    117,503,271      (110,465,757)          --        7,180,173

   --             --      --            --      9,671,843                --           --        9,690,771
                                                   74,877                                          75,000
   --             --      --            --             --        (6,487,985)          --       (6,487,985)
-----      ---------     ---     ---------  -------------   ---------------   ----------   --------------
   --      $      --      --     $      --  $ 127,249,991   $  (116,953,742)  $       --   $   10,457,959
=====      =========     ===     =========  =============   ===============   ==========   ==============

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                   Six months ended November 30, 2003 and 2002
                      and for the period from June 19, 1985
                      (inception) through November 30, 2003

                                                                                                              CUMULATIVE
                                                                                                                 FROM
                                                                          SIX MONTHS ENDED NOVEMBER 30,     JUNE 19, 1985
                                                                          -----------------------------         THROUGH
                                                                              2003            2002        NOVEMBER 30, 2003
                                                                          -------------   -------------   -----------------
Cash flows from operating activities:
     Net loss                                                             $ (6,487,985)    (6,021,450)      (116,953,742)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                       345,699        406,623         17,448,768
           Non-cash compensation                                                75,000             --          3,627,723
           Loss on sale of equipment                                                --             --             66,359
           Changes in assets and liabilities:
              Prepaid expenses                                                 215,831        100,502           (682,135)
              Other current assets                                                  --         (9,950)        (1,896,251)
              Other assets                                                     (15,872)            --             (9,021)
              Accounts payable                                                (995,710)      (753,293)           466,876
              Accrued expenses                                                   1,256        109,892             62,775
              Accrued compensation and benefits                                 32,834        (22,045)           409,951
              Other liabilities                                                 93,654         (4,969)           258,698
                                                                          ------------     ----------     --------------

                    Net cash used in operating activities                   (6,735,293)    (6,194,690)       (97,199,999)
                                                                          ------------     ----------     --------------

Cash flows from investing activities:
     Purchase of property, plant, equipment, and
        capitalized engineering costs                                          (43,337)      (146,766)       (18,715,027)
     Proceeds from sale of land and equipment                                       --             --          1,863,023
     Proceeds from matured marketable securities                             2,000,000             --        411,537,352
     Proceeds from sale of marketable securities                                    --             --          7,141,656
     Purchase of marketable securities                                              --     (1,953,138)      (418,632,147)
                                                                          ------------     ----------     --------------

                    Net cash provided by (used in) investing activities      1,956,663     (2,099,904)       (16,805,143)
                                                                          ------------     ----------     --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                 10,600,000             --        114,349,383
     Payment of common stock issuance costs                                   (909,229)            --         (5,981,241)
     Proceeds from issuance of preferred stock                                      --             --          6,644,953
     Proceeds from sale of stock options to
        purchase common shares                                                      --             --          7,443,118
     Proceeds from issuance of notes payable                                        --             --          1,500,000
     Repayment of notes payable                                                     --             --           (140,968)
                                                                          ------------     ----------     --------------

                    Net cash provided by financing activities                9,690,771             --        123,815,245
                                                                          ------------     ----------     --------------

                    Net (decrease) increase in cash                          4,912,141     (8,294,594)         9,810,103

Cash at beginning of period                                                  4,897,962     17,668,687                 --
                                                                          ------------     ----------     --------------
Cash at end of period                                                     $  9,810,103      9,374,093          9,810,103
                                                                          ============     ==========     ==============

See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003

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

(3)      GOING CONCERN UNCERTAINTY

The financial statements of the Company have been presented based on the assumption that the Company will continue as a going concern. The Company, however, may not be able to continue as going concern because it expects to experience significant future losses and currently has insufficient capital resources to fund its continuing operations. The Company believes its existing capital resources will be adequate to satisfy its operating capital requirements and maintain its existing manufacturing plant and office facilities for 6 months. In addition, the Company expects its existing capital resources will be sufficient to support expenditures incurred in connection with the Company's planned Phase III clinical trials during this period. Thereafter, the Company will require substantial additional funding to continue its operations and complete its planned clinical trials.

The Company raised $10,600,000 in gross proceeds through an offering of its common stock in July 2003. The Company may issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide the Company with additional funding or absorb expenses the Company would otherwise be required to pay. The Company is also pursuing potential sources of government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital will depend primarily on the progress we make toward the commercialization of our potential product, as well as general conditions in the business and financial markets. There can be no assurance that the Company will be successful in raising additional capital. The Company's inability to raise sufficient levels of capital could materially delay or prevent the commercialization of its PolyHeme(R) blood substitute product and could result in the cessation of the Company's business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)      ASSET RETIREMENT OBLIGATIONS

The Company adopted Statement of Financial Accounting Standards, SFAS No. 143 - Accounting for Asset Retirement Obligations as of June 1, 2003. The cumulative effect of the change in accounting principle upon implementation was to recognize a net asset of $17,800, an increase in liabilities of $92,721 and an increase in net loss of $74,921, or $0.01 per share.

The obligation relates to the restoration of a leased manufacturing facility to its original condition. A liability of $100,000 had been recorded in a prior period.

The Company's asset retirement obligations are included in other liabilities. The balances and changes thereto are summarized below:

                                                 Quarter Ended November 30, 2003
--------------------------------------------------------------------------------
Obligation at June 1, 2003                                  $192,721
Accretion                                                      8,672
                                                            --------
Obligation at November 30, 2003                             $201,393
                                                            --------
--------------------------------------------------------------------------------

If the change in accounting had been applied retroactively, the Company's pro forma net loss for the six months ended November 30, 2002 and for the period from June 19, 1985 (inception) through November 30, 2002 would have been $6,086,990 and $104,302,602. The Company's pro forma liability at November 30, 2003 would have been $184,764.

(5)      STOCK OPTIONS

The Company accounts for its fixed plan stock options under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options granted to directors, officers, and key employees under the plans. As such, compensation expense is recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net loss, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock Based Compensation, to the measurement of stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:




                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED

                                                    NOV 30               NOV 30               NOV 30              NOV 30
                                                     2003                 2002                 2003                2002
                                                  ------------        -------------        -------------      --------------
                                                  (unaudited)          (unaudited)          (unaudited)         (unaudited)


Net loss as reported                              $ (3,554,610)          (3,143,861)          (6,487,985)         (6,021,450)

Deduct: Total stock based compensation
   expense determined under the fair value
   method for all awards, net of related
   tax effects                                        (200,962)            (169,808)            (330,974)           (339,615)
                                                  ------------        -------------        -------------      --------------

Pro forma net loss                                  (3,755,572)          (3,313,669)          (6,818,959)         (6,361,065)
                                                  ============        =============        =============      ==============

Basic and diluted loss per share:
     As reported                                         (0.22)               (0.22)               (0.42)              (0.42)

     Pro forma                                           (0.23)               (0.23)               (0.44)              (0.45)
                                                  ============        =============        =============      ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As of November 30, 2003, Northfield Laboratories Inc. ("Northfield") had available cash balances of $9,810,000. We forecast that this level of cash will be sufficient to fund current operations from November 30, 2003 and the ramp-up of our phase III pre-hospital trauma trials for approximately 6 months. We forecast a need to raise approximately $25 to 30 million in total to fund operations through the completion of our phase III pre-hospital trauma trials.

         During the first quarter of the current fiscal year, we raised $10,600,000 in gross proceeds through the sale of common shares from a shelf registration statement which allows us to issue up to $50,000,000 in securities. We may issue additional equity or debt securities, or utilize other financing vehicles, to provide additional capital. We believe our ability to raise additional capital will depend primarily on the progress we make toward the commercialization of PolyHeme(R), as well as general conditions in the business and financial markets. Our inability to raise sufficient levels of capital would severely impair our current operations and raises significant doubt about our ability to continue as a going concern.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme(R). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through November 30, 2003, we have incurred operating losses totaling $116,954,000.

         We will be required to complete our planned phase III pre-hospital trauma trials to obtain FDA regulatory approval before PolyHeme(R) can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties, including those described under "Risk Factors" found in our Annual Form 10-K filing. We therefore cannot at this time reasonably estimate the timing of any future revenues from the commercial sale of PolyHeme(R).

         Our success will depend on several factors, including our ability to obtain FDA regulatory approval of PolyHeme(R) and our manufacturing facilities, our ability to obtain sufficient quantities of blood to manufacture PolyHeme(R) in commercial quantities, our ability to manufacture and distribute PolyHeme(R) in a cost-effective manner, our ability to enforce our patent positions and the availability of sufficient capital to fund these activities. We have experienced significant delays in the development and clinical testing of PolyHeme(R). We cannot ensure that we will be able to achieve these goals or that we will be able to realize product revenues or profitability on a sustained basis or at all.

RESULTS OF OPERATIONS

         We reported no revenues for any of the three and six-month periods ended November 30, 2003 or 2002. From Northfield's inception through November 30, 2003, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our second fiscal quarter ended November 30, 2003 totaled $3,580,000, an increase of $376,000, or 11.7%, from the $3,204,000 reported in the second quarter of fiscal 2003. The difference was primarily due to increased costs associated with launching our phase III pre-hospital trauma trial.

         Research and development expenses for the second quarter of fiscal 2004 totaled $2,558,000, an increase of $315,000, or 14.0%, from the $2,243,000 reported in the second quarter of fiscal 2003. Higher expenses were recognized during the second quarter of fiscal 2004 related to start-up costs for our phase III pre-hospital trauma trial. These costs included site qualification visits, costs incurred for community consultation and public disclosure as required for a waiver of consent protocol, site training for logistics and data recording, and training for analyzing patient blood samples.

         We anticipate that research and development expenses will increase significantly during the remainder of our fiscal year. From current levels, additional costs are being planned for community disclosure, multi-center site participation, clinical monitoring, database preparation, biostatistical analysis, independent safety appraisal and project management.

         General and administrative expenses in the second quarter of fiscal 2004 totaled $1,022,000 compared to expenses of $961,000 in the second quarter of 2003, representing an increase of $61,000, or 6.3%. This increase was due to higher compensation costs from year over year hiring, insurance costs and filing fees related to our common stock offering, which occurred in the first quarter of this fiscal year.

         We anticipate modest increases in general and administrative expenses, specifically in market research, over the balance of the fiscal year. Our focus is centered on successfully executing our phase III pre-hospital trauma trial. An effort, however, will be initiated to enhance our assessment of the market and begin to develop plans for the commercial launch of PolyHeme(R).

         For the six-month period ended November 30, 2003, operating expenses of $6,462,000 exceeded the operating expenses of $6,159,000 incurred in the six-month period ended November 30, 2002. The dollar increase was $303,000 and the percentage increase equaled 4.9%. The increases can primarily be attributed to the required preparation work for our phase III pre-hospital trauma trial.

         Research and development expenses for the six-month period ended November 30, 2003 totaled $4,757,000, which represents a $488,000, or 11.4%, increase from the comparable expenses incurred in the six-month period ended November 30, 2002. During the current fiscal year, the most important activities were obtaining the required regulatory approvals for our phase III pre-hospital trauma trial, preparing site required documentation for both community consultation and institutional review board approval, and formalizing, communicating and conducting site training for logistical and data issues. These efforts are the sources of the increased expenses.

         General and administrative expenses for the six-month period ended November 30, 2003 totaled $1,704,000, which represents a $186,000, and 9.8%, decrease from the expense incurred in the comparable prior year period. The decrease is the result of a significant reduction in the use of outside professional services.

INTEREST INCOME

         Interest income in the second quarter of fiscal 2004 totaled $25,000, or a $35,000 decrease from the $60,000 in interest income reported in the second quarter of fiscal 2003. Lower investment balances combined with a reduction in available short-term interest rates accounted for the decrease in interest income. In the absence of a significant cash infusion, interest income will continue to be significantly below prior year levels.

         On a fiscal year to date basis, interest income of $48,000 was $90,000 lower than in the comparable prior year period. Lower available investment balances and lower yielding investment options combined to cause the significant decrease in interest income.

NET LOSS

         The net loss for the second quarter ended November 30, 2003 was $3,555,000, or $0.22 per share, compared to a net loss of $3,144,000, or $0.22 per share, for the second quarter ended November 30, 2002. The $411,000 increased net loss in the current quarter compared to the second quarter of the prior year was primarily the result of increased research and development spending. On a per share basis, the increased net loss was mitigated by the additional shares outstanding in the current quarter and resulted in the loss per share equaling $0.22 for both the second quarter of fiscal 2004 and 2003.

         On a fiscal year to date basis, we reported a loss of $6,488,000 and $0.42 per share compared to a prior year 6-month loss of $6,021,000 or $0.42 per share. The increased net loss of $467,000 in the first six-months of the current fiscal year compared to the same period in the prior year is mitigated by the increased number of shares outstanding in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through November 30, 2003, we have used cash for operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $115,915,000. For the six-month periods ended November 30, 2003 and 2002, these cash expenditures totaled $6,779,000 and $ 6,341,000, respectively. The increased cash outlay for the first six-month period of fiscal 2004 compared to the same period in the prior year is the result of a higher level of research and development expenses related to our phase III pre-hospital trauma trial in the current year.

         We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. In July 2003, we sold 1,892,857 shares of our common stock in an offering transaction that generated gross proceeds before expenses of $10,600,000. Net proceeds from this offering were approximately $9.7 million. As of November 30, 2003, we had cash and marketable securities totaling $9,810,000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing manufacturing plant and office facilities for approximately 6 months. In addition, our existing capital resources are expected to be sufficient to support expenditures incurred in connection with our planned phase III pre-hospital trauma trials during this period. Thereafter, we will require substantial additional funding to continue our operations and complete our planned trauma trials. Our inability to raise sufficient levels of capital would severely impair our current operations and raises significant doubt about our ability to continue as a going concern.

         We may issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital will depend primarily on the progress we make toward the commercialization of PolyHeme(R), as well as general conditions in the business and financial markets. Our inability to raise sufficient levels of capital could materially delay or prevent the commercialization of PolyHeme(R), even if it is approved by FDA. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis or at all.

         Our capital requirements may vary materially from those now anticipated because of the timing and results of our clinical testing of PolyHeme(R), the establishment of relationships with strategic partners, changes in the scale, timing or cost of our planned commercial manufacturing facility, competitive and technological advances, the FDA regulatory process, changes in our marketing and distribution strategy and other factors.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We believe the following critical accounting policy reflects our more significant judgments and estimates used in the preparation of our financial statements.

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

November 30, 2003, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

CONTRACTUAL OBLIGATIONS

         The following table reflects a summary of our contractual cash obligations as of November 30, 2003:

                                                                           LESS THAN                          4-5
     CONTRACTUAL CASH OBLIGATIONS                           TOTAL          ONE YEAR        1-3 YEARS         YEARS
     ----------------------------                           -----          ---------       ---------         -----
Lease Obligations (1) ...........................        $3,375,050         860,929        1,462,277       1,051,844

Other Obligations (2) ...........................         1,527,589         888,544          639,045              --
                                                         ----------       ---------        ---------       ---------

Total Contractual Cash Obligations ..............        $4,902,639       1,749,473        2,101,322       1,051,844
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

         (2) Includes payments required under employment agreements for Steven
A. Gould, M.D. and Jack J. Kogut and obligations under a consulting agreement. The employment agreements provide for a minimum of one-year severance and additional payments under certain circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. FASB Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. The Company adopted this standard as of June 1, 2003. Upon adoption, the cumulative effect of the change in accounting principle was to recognize a net asset of $17,800, an increase in liabilities of $92,721 and an increase in net loss of $74,921, or $.01 per share.

         On May 15, 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150)." The provisions of the Statement change the classification of certain freestanding financial instruments that are now classified as equity. Generally, the Statement is effective for financial instrument arrangements entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company currently does not have any foreign currency exchange risk. The Company invests its cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company's short-term investments, it believes that the financial market risk exposure is not material. A one percentage point decrease on an investment balance of $9.8 million would decrease interest income by $98,000 on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES.

         Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Northfield's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

         a)       Exhibit 15      -   Acknowledgement of Independent Certified
                                      Public Accountants

                  Exhibit 31.1    -   Certification of Steven A. Gould, M.D.,
                                      pursuant to Section 302 of the Sarbanes-
                                      Oxley Act of 2002

                  Exhibit 31.2    -   Certification of Jack J. Kogut, pursuant
                                      to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1    -   Certification of Steven A. Gould, M.D.,
                                      pursuant to 18 U.S.C. Section 1350, as
                                      adopted pursuant to Section 906 of the
                                      Sarbanes-Oxley Act of 2002

                  Exhibit 32.2    -   Certification of Jack J. Kogut, pursuant
                                      to 18 U.S.C. Section 1350, as adopted
                                      pursuant to Section 906 of the Sarbanes-
                                      Oxley Act of 2002

         b) On July 23, 2003 the Registrant filed Form 8-K relating to a registered direct offering registered on Form S-3.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 13, 2004.

         SIGNATURE                                              TITLE

/s/ Steven A. Gould, M.D.                        Chairman of the Board and Chief
-------------------------                        Executive Officer (Principal
Steven A. Gould, M.D.                            Executive Officer)

/s/ Jack J. Kogut                                Sr. Vice President and Chief
-------------------------                        Financial Officer
Jack J. Kogut