Form 10-Q
period 2004-02-29
NORTHFIELD LABORATORIES INC /DE/
filed 2004-04-14
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED FEBRUARY 29, 2004

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

    YES [X]  NO [ ]

     AS OF APRIL 12, 2004, REGISTRANT HAD 19,019,540 SHARES OF COMMON STOCK OUTSTANDING

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Northfield Laboratories Inc.:


We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of February 29, 2004, and the related statements of operations for the three and nine month periods and cash flows for the nine month periods ended February 29, 2004 and February 28, 2003, and for the period from June 19, 1985 (inception) through February 29, 2004. We have also reviewed the statements of shareholders' equity (deficit) for the nine-month period ended February 29, 2004 and for the period from June 19, 1985 (inception) through February 29, 2004. These financial statements are the responsibility of the Company's management.

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

As discussed in note 4 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", as of June 1, 2003.


/s/ KPMG LLP


Chicago, Illinois
April 5, 2004

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                       February 29, 2004 and May 31, 2003



                                                                     FEBRUARY 29,         MAY 31,
                                    ASSETS                               2004              2003
                                                                     -------------     -------------
Current assets:
    Cash                                                             $  18,699,170         4,897,962
    Marketable securities                                                3,074,808         1,992,297
    Prepaid expenses                                                       263,064           688,755
    Other current assets                                                    29,367                --
                                                                     -------------     -------------

             Total current assets                                       22,066,409         7,579,014

Property, plant, and equipment, net                                      1,138,430         1,596,026
Other assets                                                                86,306            71,399
                                                                     -------------     -------------

Total assets                                                         $  23,291,145         9,246,439
                                                                     =============     =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $     556,286         1,462,586
    Accrued expenses                                                        35,611            61,519
    Accrued compensation and benefits                                      324,063           377,117
                                                                     -------------     -------------

             Total current liabilities                                     915,960         1,901,222

Other liabilities                                                          259,164           165,044
                                                                     -------------     -------------

             Total liabilities                                           1,175,124         2,066,266
                                                                     -------------     -------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                               --                --
    Common stock, $.01 par value. Authorized 30,000,000 shares;
      issued and outstanding 19,019,540 at February 29, 2004
      and 14,265,875 at May 31, 2003                                       190,195           142,659
    Additional paid-in capital                                         142,543,472       117,503,271
    Deficit accumulated during the development stage                  (120,438,163)     (110,465,757)
    Deferred compensation                                                 (179,483)               --
                                                                     -------------     -------------

             Total shareholders' equity                                 22,116,021         7,180,173
                                                                     -------------     -------------

Total liabilities and shareholders' equity                           $  23,291,145         9,246,439
                                                                     =============     =============

See accompanying notes to financial statements.

                             NORTHFIELD LABORATORIES INC.
                         (a company in the development stage)

                               Statements of Operations

Three and nine months ended February 29, 2004 and February 28, 2003 and for the period from June 19, 1985 (inception) through February 29, 2004




                                                                                                                 CUMULATIVE
                                              THREE MONTHS ENDED                 NINE MONTHS ENDED                  FROM
                                         FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,       JUNE 19, 1985
                                         ------------     ------------     ------------     ------------           THROUGH
                                             2004             2003             2004            2003          FEBRUARY 29, 2004
                                         ------------     ------------     ------------     ------------     -----------------
                                          (unaudited)      (unaudited)     (unaudited)      (unaudited)          (unaudited)
                                         ------------     ------------     ------------     ------------     -----------------
Revenues - license income                $         --               --               --               --             3,000,000
                                         ------------     ------------     ------------     ------------     -----------------
Costs and expenses:

   Research and development                 2,630,388        2,203,047        7,387,751        6,472,161           103,584,788
   General and administrative                 882,913          745,528        2,587,086        2,635,430            43,229,799
                                         ------------     ------------     ------------     ------------     -----------------

                                            3,513,301        2,948,575        9,974,837        9,107,591           146,814,587
                                         ------------     ------------     ------------     ------------     -----------------

Other income and expense:
   Interest income                             28,880           43,673           77,352          181,239            23,534,579
   Interest expense                                --               --               --               --                83,234
                                         ------------     ------------     ------------     ------------     -----------------

                                               28,880           43,673           77,352          181,239            23,451,345
                                         ------------     ------------     ------------     ------------     -----------------

Cumulative effect of change in
   accounting principle                            --               --           74,921               --                74,921
                                         ------------     ------------     ------------     ------------     -----------------

          Net loss                       $ (3,484,421)      (2,904,902)      (9,972,406)      (8,926,352)         (120,438,163)
                                         ============     ============     ============     ============     =================

Net loss per share - basic and
   diluted                               $      (0.20)           (0.20)           (0.62)           (0.63)               (11.91)
                                         ============     ============     ============     ============     =================

Shares used in calculation of
   per share data - basic and diluted      17,092,979       14,265,875       16,069,729       14,265,875            10,114,701
                                         ============     ============     ============     ============     =================


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

   Nine months ended February 29, 2004 and for the period from June 19, 1985
                     (inception) through February 29, 2004


                                                                                                 COMMON STOCK
                                                                           ---------------------------------------------------------
                                                                              NUMBER       AGGREGATE       NUMBER         AGGREGATE
                                                                             OF SHARES      AMOUNT        OF SHARES        AMOUNT
                                                                           ------------   ------------   ------------   ------------

Issuance of common stock on August 27, 1985                                          --   $         --      3,500,000   $     35,000
Issuance of Series A convertible preferred stock at $4.00
   per share on August 27, 1985 (net of costs of issuance of
   $79,150)                                                                          --             --             --             --
Net loss                                                                             --             --             --             --
                                                                           ------------   ------------   ------------   ------------

Balance at May 31, 1986                                                              --             --      3,500,000         35,000
Net loss                                                                             --             --             --             --
Deferred compensation relating to grant of stock options                             --             --             --             --
Amortization of deferred compensation                                                --             --             --             --
                                                                           ------------   ------------   ------------   ------------

Balance at May 31, 1987                                                              --             --      3,500,000         35,000
Issuance of Series B convertible preferred stock at $35.68
   per share on August 14, 1987 (net of costs of issuance
   of $75,450)                                                                       --             --             --             --
Net loss                                                                             --             --             --             --
Amortization of deferred compensation                                                --             --             --             --
                                                                           ------------   ------------   ------------   ------------

Balance at May 31, 1988                                                              --             --      3,500,000         35,000
Issuance of common stock at $24.21 per share on June 7, 1988 (net
   of costs of issuance of $246,000)                                                 --             --        413,020          4,130
Conversion of Series A convertible preferred stock to common stock
   on June 7, 1988                                                                   --             --      1,250,000         12,500
Conversion of Series B convertible preferred stock to common stock
   on June 7, 1988                                                                   --             --      1,003,165         10,032
Exercise of stock options at $2.00 per share                                         --             --         47,115            471
Issuance of common stock at $28.49 per share on March 6, 1989
   (net of costs of issuance of $21,395)                                             --             --        175,525          1,755
Issuance of common stock at $28.49 per share on March 30, 1989
   (net of costs of issuance of $10,697)                                             --             --         87,760            878
Sale of options at $28.29 per share to purchase common stock at
   $.20 per share on March 30, 1989 (net of costs of issuance of $4,162)             --             --             --             --
Net loss                                                                             --             --             --             --
Deferred compensation relating to grant of stock options                             --             --             --             --
Amortization of deferred compensation                                                --             --             --             --
                                                                           ------------   ------------   ------------   ------------

Balance at May 31, 1989                                                              --             --      6,476,585         64,766
Net loss                                                                             --             --             --             --
Deferred compensation relating to grant of stock options                             --             --             --             --
Amortization of deferred compensation                                                --             --             --             --
                                                                           ------------   ------------   ------------   ------------

Balance at May 31, 1990                                                              --             --      6,476,585         64,766
Net loss                                                                             --             --             --             --
Amortization of deferred compensation                                                --             --             --             --
                                                                           ------------   ------------   ------------   ------------

Balance at May 31, 1991                                                              --             --      6,476,585         64,766
Exercise of stock warrants at $5.60 per share                                        --             --         90,000            900
Net loss                                                                             --             --             --             --
Amortization of deferred compensation                                                --             --             --             --
                                                                           ------------   ------------   ------------   ------------

Balance at May 31, 1992                                                              --             --      6,566,585         65,666
Exercise of stock warrants at $7.14 per share                                        --             --         15,000            150
Issuance of common stock at $15.19 per share on April 19, 1993
   (net of costs of issuance of $20,724)                                             --             --        374,370          3,744
Net loss                                                                             --             --             --             --
Amortization of deferred compensation                                                --             --             --             --
                                                                           ------------   ------------   ------------   ------------

Balance at May 31, 1993                                                              --   $         --      6,955,955   $     69,560
                                                                           ------------   ------------   ------------   ------------

See accompanying notes to financial statements.



    SERIES A CONVERTIBLE              SERIES B CONVERTIBLE                            DEFICIT                              TOTAL
       PREFERRED STOCK                   PREFERRED STOCK                             ACCUMULATED                            SHARE-
-----------------------------     -----------------------------      ADDITIONAL      DURING THE         DEFERRED          HOLDERS'
  NUMBER          AGGREGATE         NUMBER          AGGREGATE         PAID-IN        DEVELOPMENT         COMPEN-           EQUITY
 OF SHARES         AMOUNT          OF SHARES          AMOUNT          CAPITAL           STAGE            SATION          (DEFICIT)
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

          --     $         --               --     $         --     $    (28,000)    $         --     $         --     $      7,000

     250,000          250,000               --               --          670,850               --               --          920,850
          --               --               --               --               --         (607,688)              --         (607,688)
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

     250,000          250,000               --               --          642,850         (607,688)              --          320,162
          --               --               --               --               --       (2,429,953)              --       (2,429,953)
          --               --               --               --        2,340,000               --       (2,340,000)              --
          --               --               --               --               --               --          720,000          720,000
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

     250,000          250,000               --               --        2,982,850       (3,037,641)      (1,620,000)      (1,389,791)

          --               --          200,633          200,633        6,882,502               --               --        7,083,135
          --               --               --               --               --       (3,057,254)              --       (3,057,254)
          --               --               --               --               --               --          566,136          566,136
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

     250,000          250,000          200,633          200,633        9,865,352       (6,094,895)      (1,053,864)       3,202,226
          --               --               --               --        9,749,870               --               --        9,754,000
    (250,000)        (250,000)              --               --          237,500               --               --               --
          --               --         (200,633)        (200,633)         190,601               --               --               --
          --               --               --               --           93,759               --               --           94,230
          --               --               --               --        4,976,855               --               --        4,978,610
          --               --               --               --        2,488,356               --               --        2,489,234

          --               --               --               --        7,443,118               --               --        7,443,118
          --               --               --               --               --         (791,206)              --         (791,206)
          --               --               --               --          683,040               --         (683,040)              --
          --               --               --               --               --               --          800,729          800,729
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

          --               --               --               --       35,728,451       (6,886,101)        (936,175)      27,970,941
          --               --               --               --               --       (3,490,394)              --       (3,490,394)
          --               --               --               --          699,163               --         (699,163)              --
          --               --               --               --               --               --          546,278          546,278
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

          --               --               --               --       36,427,614      (10,376,495)      (1,089,060)      25,026,825
          --               --               --               --               --       (5,579,872)              --       (5,579,872)
          --               --               --               --               --               --          435,296          435,296
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

          --               --               --               --       36,427,614      (15,956,367)        (653,764)      19,882,249
          --               --               --               --          503,100               --               --          504,000
          --               --               --               --               --       (7,006,495)              --       (7,006,495)
          --               --               --               --               --               --          254,025          254,025
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

          --               --               --               --       36,930,714      (22,962,862)        (399,739)      13,633,779
          --               --               --               --          106,890               --               --          107,040
          --               --               --               --        5,663,710               --               --        5,667,454
          --               --               --               --               --       (8,066,609)              --       (8,066,609)
          --               --               --               --               --               --          254,025          254,025
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

          --     $         --               --     $         --     $ 42,701,314     $(31,029,471)    $   (145,714)    $ 11,595,689
------------     ------------     ------------     ------------     ------------     ------------     ------------     ------------

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Nine months ended February 29, 2004 and for the period
            from June 19, 1985 (inception) through February 29, 2004


                                                                        PREFERRED STOCK                    COMMON STOCK
                                                                  ------------------------------------------------------------
                                                                     NUMBER        AGGREGATE        NUMBER         AGGREGATE
                                                                    OF SHARES        AMOUNT        OF SHARES         AMOUNT
                                                                  ------------    ----------------------------    ------------
Net loss                                                                    --    $         --              --    $         --
Issuance of common stock at $6.50 per share on May 26, 1994
   (net of costs of issuance of $2,061,149)                                 --              --       2,500,000          25,000
Cancellation of stock options                                               --              --              --              --
Amortization of deferred compensation                                       --              --              --              --
                                                                  ------------    ------------    ------------    ------------

Balance at May 31, 1994                                                     --              --       9,455,955          94,560
Net loss                                                                    --              --              --              --
Issuance of common stock at $6.50 per share on June 20, 1994
   (net of issuance costs of $172,500)                                      --              --         375,000           3,750
Exercise of stock options at $7.14 per share                                --              --          10,000             100
Exercise of stock options at $2.00 per share                                --              --         187,570           1,875
Cancellation of stock options                                               --              --              --              --
Amortization of deferred compensation                                       --              --              --              --
                                                                  ------------    ------------    ------------    ------------

Balance at May 31, 1995                                                     --              --      10,028,525         100,285
Net loss                                                                    --              --              --              --
Issuance of common stock at $17.75 per share on August 9, 1995
   (net of issuance costs of $3,565,125)                                    --              --       2,925,000          29,250
Issuance of common stock at $17.75 per share on September 11,
   1995 (net of issuance costs of $423,238)                                 --              --         438,750           4,388
Exercise of stock options at $2.00 per share                                --              --         182,380           1,824
Exercise of stock options at $6.38 per share                                --              --           1,500              15
Exercise of stock options at $7.14 per share                                --              --          10,000             100
Cancellation of stock options                                               --              --              --              --
Amortization of deferred compensation                                       --              --              --              --
                                                                  ------------    ------------    ------------    ------------

Balance at May 31, 1996                                                     --              --      13,586,155         135,862
Net loss                                                                    --              --              --              --
Exercise of stock options at $0.20 per share                                --              --         263,285           2,633
Exercise of stock options at $2.00 per share                                --              --         232,935           2,329
Exercise of stock options at $7.14 per share                                --              --          10,000             100
Amortization of deferred compensation                                       --              --              --              --
                                                                  ------------    ------------    ------------    ------------

Balance at May 31, 1997                                                     --              --      14,092,375         140,924
Net loss                                                                    --              --              --              --
Exercise of stock options at $7.14 per share                                --              --           5,000              50
Amortization of deferred compensation                                       --              --              --              --
                                                                  ------------    ------------    ------------    ------------

Balance at May 31, 1998                                                     --              --      14,097,375         140,974
Net loss                                                                    --              --              --              --
Non-cash compensation                                                       --              --              --              --
Exercise of stock options at $7.14 per share                                --              --          17,500             175
Exercise of stock warrants at $8.00 per share                               --              --         125,000           1,250
                                                                  ------------    ------------    ------------    ------------

Balance at May 31, 1999                                                     --              --      14,239,875         142,399
Net loss                                                                    --              --              --              --
Non-cash compensation                                                       --              --              --              --
Exercise of stock options at $13.38 per share                               --              --           2,500              25
                                                                  ------------    ------------    ------------    ------------

Balance at May 31, 2000                                                     --              --      14,242,375         142,424
Net loss                                                                    --              --              --              --
Non-cash compensation                                                       --              --              --              --
Exercise of stock options at $6.38 per share                                --              --           6,000              60
Exercise of stock options at $10.81 per share                               --              --          17,500             175
                                                                  ------------    ------------    ------------    ------------

Balance at May 31, 2001                                                     --              --      14,265,875         142,659

Net loss                                                                    --              --              --              --
                                                                                  ------------    ------------    ------------

Balance at May 31, 2002                                                     --              --      14,265,875         142,659

Net loss                                                                    --              --              --              --
                                                                                  ------------    ------------    ------------

Balance at May 31, 2003                                                     --              --      14,265,875         142,659


Issuance of common stock at $5.60 per share on July 28, 2003
   (net of costs of issuance of $909,229)                                   --              --       1,892,857          18,928
Issuance of common stock to directors at $6.08 per share on
   October 30, 2003                                                         --              --          12,335             123
Deferred compensation related to stock grants                               --              --          25,500             255
Amortization of deferred compensation                                       --              --              --              --
Issuance of common stock at $5.80 per share on January 29,
   2004 (net of costs of issuance of $1,126,104)                            --              --       2,585,965          25,860
Issuance of common stock at $5.80 per share on February 18,
   2004 (net of costs of issuance of $116,423)                              --              --         237,008           2,370
Net loss                                                                    --              --              --              --
                                                                  ------------    ------------    ------------    ------------
Balance at February 29, 2004                                                      $               $ 19,019,540    $    190,195
                                                                  ============    ============    ============    ============

See accompanying notes to financial statements.



    SERIES A CONVERTIBLE            SERIES B CONVERTIBLE                           DEFICIT                             TOTAL
       PREFERRED STOCK                PREFERRED STOCK                            ACCUMULATED                           SHARE-
-----------------------------   -----------------------------    ADDITIONAL       DURING THE         DEFERRED         HOLDERS'
  NUMBER         AGGREGATE       NUMBER          AGGREGATE        PAID-IN        DEVELOPMENT         COMPEN-          EQUITY
 OF SHARES         AMOUNT       OF SHARES          AMOUNT         CAPITAL           STAGE            SATION          (DEFICIT)
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------
           --   $          --              --   $          --   $          --       (7,363,810)   $          --    $  (7,363,810)
           --              --              --              --      14,163,851               --               --       14,188,851
           --              --              --              --         (85,400)              --           85,400               --
           --              --              --              --              --               --              267              267
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --      56,779,765      (38,393,281)         (60,047)      18,420,997
           --              --              --              --              --       (7,439,013)              --       (7,439,013)
           --              --              --              --       2,261,250               --               --        2,265,000
           --              --              --              --          71,300               --               --           71,400
           --              --              --              --         373,264               --               --          375,139
           --              --              --              --        (106,750)              --          106,750               --
           --              --              --              --              --               --          (67,892)         (67,892)
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --      59,378,829      (45,832,294)         (21,189)      13,625,631
           --              --              --              --              --       (4,778,875)              --       (4,778,875)
           --              --              --              --      48,324,374               --               --       48,353,624
           --              --              --              --       7,360,187               --               --        7,364,575
           --              --              --              --         362,937               --               --          364,761
           --              --              --              --           9,555               --               --            9,570
           --              --              --              --          71,300               --               --           71,400
           --              --              --              --         (80,062)              --           80,062               --
           --              --              --              --              --               --          (62,726)         (62,726)
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --     115,427,120      (50,611,169)          (3,853)      64,947,960
           --              --              --              --              --       (4,245,693)              --       (4,245,693)
           --              --              --              --          50,025               --               --           52,658
           --              --              --              --         463,540               --               --          465,869
           --              --              --              --          71,300               --               --           71,400
           --              --              --              --              --               --            2,569            2,569
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --     116,011,985      (54,856,862)          (1,284)      61,294,763
           --              --              --              --              --       (5,883,378)              --       (5,883,378)
           --              --              --              --          35,650               --               --           35,700
           --              --              --              --              --               --            1,284            1,284
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --     116,047,635      (60,740,240)              --       55,448,369
           --              --              --              --              --       (7,416,333)              --       (7,416,333)
                           --              --              --              --           14,354               --           14,354
           --              --              --              --         124,775               --               --          124,950
           --              --              --              --         998,750               --               --        1,000,000
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --     117,185,514      (68,156,573)              --       49,171,340
           --              --              --              --              --       (9,167,070)              --       (9,167,070)
           --              --              --              --          57,112               --               --           57,112
           --              --              --              --          33,425               --               --           33,450
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --     117,276,051      (77,323,643)              --       40,094,832
           --              --              --              --              --      (10,174,609)              --      (10,174,609)
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------
           --              --              --              --          38,220               --               --           38,280
           --              --              --              --         189,000               --               --          189,175
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --     117,503,271      (87,498,252)              --       30,147,678
           --              --              --              --              --      (10,717,360)              --      (10,717,360)
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --     117,503,271      (98,215,612)              --       19,430,318
           --              --              --              --              --      (12,250,145)              --      (12,250,145)
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------

           --              --              --              --     117,503,271     (110,465,757)              --        7,180,173

           --              --              --              --       9,671,843               --               --        9,690,771
           --              --              --              --          74,877               --               --           75,000
           --              --              --              --         190,995               --         (191,250)              --
           --              --              --              --              --               --           11,767           11,767
           --              --              --              --      13,846,633               --               --       13,872,493
           --              --              --              --       1,255,853               --               --        1,258,223
           --              --              --              --              --       (9,972,406)              --       (9,972,406)
-------------   -------------   -------------   -------------   -------------    -------------    -------------    -------------
           --   $          --              --   $          --   $ 142,543,472     (120,438,163)   $    (179,483)   $  22,116,021
=============   =============   =============   =============   =============    =============    =============    =============

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

            Nine months ended February 29, 2004 and February 28, 2003
                      and for the period from June 19, 1985
                      (inception) through February 29, 2004


                                                                                                         CUMULATIVE
                                                                          NINE MONTHS ENDED                 FROM
                                                                      FEBRUARY 29, FEBRUARY 28,         JUNE 19, 1985
                                                                    -----------------------------          THROUGH
                                                                        2004             2003         FEBRUARY 29, 2004
                                                                    ------------     ------------     -----------------
Cash flows from operating activities:
   Net loss                                                         $ (9,972,406)      (8,926,352)         (120,438,163)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                     519,850          604,762            17,622,920
       Non-cash compensation                                              86,767               --             3,639,490
       Loss on sale of equipment                                              --               --                66,359
       Changes in assets and liabilities:
         Prepaid expenses                                                425,691          246,787              (472,275)
         Other current assets                                            (29,367)         (14,845)           (1,925,618)
         Other assets                                                    (14,907)              --                (8,056)
         Accounts payable                                               (906,300)        (622,865)              556,286
         Accrued expenses                                                (25,908)         (48,510)               35,611
         Accrued compensation and benefits                               (53,054)          14,136               324,063
         Other liabilities                                                94,120           (8,839)              259,164
                                                                    ------------     ------------     -----------------

             Net cash used in operating activities                    (9,875,514)      (8,755,726)         (100,340,219)
                                                                    ------------     ------------     -----------------

Cash flows from investing activities:
   Purchase of property, plant, equipment, and
     capitalized engineering costs                                       (72,505)        (172,863)          (18,744,195)
   Proceeds from sale of land and equipment                                   --               --             1,863,023
   Proceeds from matured marketable securities                         2,000,000               --           411,537,352
   Proceeds from sale of marketable securities                                --               --             7,141,656
   Purchase of marketable securities                                  (3,072,260)      (1,953,138)         (421,704,407)
                                                                    ------------     ------------     -----------------

             Net cash used in investing activities                    (1,144,765)      (2,126,001)          (19,906,571)
                                                                    ------------     ------------     -----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                             26,973,243               --           130,722,626
   Payment of common stock issuance costs                             (2,151,756)              --            (7,223,769)
   Proceeds from issuance of preferred stock                                  --               --             6,644,953
   Proceeds from sale of stock options to
     purchase common shares                                                   --               --             7,443,118
   Proceeds from issuance of notes payable                                    --               --             1,500,000
   Repayment of notes payable                                                 --               --              (140,968)
                                                                    ------------     ------------     -----------------

             Net cash provided by financing activities                24,821,487               --           138,945,960
                                                                    ------------     ------------     -----------------

             Net (decrease) increase in cash                          13,801,208      (10,881,727)           18,699,170

Cash at beginning of period                                            4,897,962       17,668,687                    --
                                                                    ------------     ------------     -----------------

Cash at end of period                                               $ 18,699,170        6,786,960            18,699,170
                                                                    ============     ============     =================


See accompanying notes to financial statements.

                          NORTHFIELD LABORATORIES INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004



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

(2)      COMPUTATION OF NET LOSS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because the Company reported a net loss for all periods presented, basic and diluted per share amounts are the same. Of the total options outstanding as of February 29, 2004, the Company has 1,033,500 options with an exercise price less than the market price and 181,000 options with an exercise price greater than the market price that were excluded from the earnings per share calculation.

(3)      GOING CONCERN UNCERTAINTY

The financial statements of the Company have been presented based on the assumption that the Company will continue as a going concern. The Company, however, may not be able to continue as going concern because it expects to experience significant future losses and currently has insufficient capital resources to fund its continuing operations. The Company believes its existing capital resources will be adequate to satisfy its operating capital requirements and maintain its existing manufacturing plant and office facilities for nine to twelve months. In addition, the Company expects its existing capital resources will be sufficient to support expenditures incurred in connection with the Company's ongoing Phase III clinical trials during this period. Thereafter, the Company will require substantial additional funding to continue its operations and complete its planned clinical trials.

In July 2003, the Company raised $10,600,000 in gross proceeds through an offering of its common stock. In January 2004, the Company raised $14,998,597 in gross proceeds through an offering of its common stock and in February 2004, the Company raised an additional $1,374,646 in gross proceeds through the issuance of additional shares to existing shareholders from the Company's January offering. The Company may issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide the Company with additional funding or absorb expenses the Company would otherwise be required to pay. The Company is also pursuing potential sources of government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital will depend primarily on the progress we make toward the commercialization of our potential product, as well as general conditions in the business and financial markets. There can be no assurance that the Company will be successful in raising additional capital. The Company's inability to raise sufficient levels of capital could materially delay or prevent the commercialization of its PolyHeme(R) blood substitute product and could result in the cessation of the Company's business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)      ASSET RETIREMENT OBLIGATIONS

The Company adopted Statement of Financial Accounting Standards, SFAS No. 143 - "Accounting for Asset Retirement Obligations" as of June 1, 2003. The cumulative effect of the change in accounting principle upon implementation was to recognize a net asset of $17,800, an increase in liabilities of $92,721 and an increase in net loss of $74,921, or $0.01 per share.

The obligation relates to the restoration of a leased manufacturing facility to its original condition. A liability of $100,000 had been recorded in a prior period.

The Company's asset retirement obligations are included in other liabilities. The balances and changes thereto are summarized below:


                                               QUARTER ENDED FEBRUARY 29, 2004
------------------------------------------------------------------------------
Obligation at June 1, 2003                                            $192,721
Accretion                                                               13,008
                                                                      --------
Obligation at February 29, 2004                                       $205,729
------------------------------------------------------------------------------

If the change in accounting had been applied retroactively, the Company's pro forma net loss for the three and nine months ended February 28, 2003 would have been $2,909,592 and $8,996,582. The Company's pro forma liability at February 28, 2003 would have been $188,742.

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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", to the measurement of stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        FEB 29,         FEB. 28,         FEB. 29,         FEB. 28,
                                         2004            2003              2004             2003
                                     ------------     ------------     ------------     ------------
                                     (unaudited)      (unaudited)      (unaudited)       (unaudited)

Net loss as reported                 $ (3,484,421)      (2,904,902)      (9,972,406)      (8,926,352)
Add:  stock-based employee
compensation expense included in
reported net earnings (loss), net
of related tax effects                     11,767                0           86,767                0
Deduct:  total stock based
compensation expense
determined under the fair
value method for all awards,
net of related tax effects               (156,098)        (169,808)        (590,712)        (509,423)
                                     ------------     ------------     ------------     ------------
                                       (3,628,752)      (3,074,710)     (10,476,351)      (9,435,775)
                                     ============     ============     ============     ============
Basic and diluted loss per share:
         As reported                 $      (0.20)           (0.20)           (0.62)           (0.63)

         Pro forma                   $      (0.21)           (0.22)           (0.65)           (0.66)
                                     ============     ============     ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As of February 29, 2004, Northfield Laboratories Inc. ("Northfield") had available cash balances of $21,774,000. This balance represents an increase of $11,964,000 from the $9,810,000 we reported as of November 30, 2003. The increase in cash is the result of successful offering transactions completed on January 29, 2004 and February 18, 2004 in which we sold a combined 2,823,000 shares of our common stock and raised $16,373,000 in gross proceeds. The offerings were made pursuant to a shelf registration statement, which allows us to issue up to $50.0 million in securities. To date, we have issued approximately $27.0 million in securities under this registration statement.

         We forecast that this $21,774,000 will be sufficient to fund current operational costs and third party costs for our Phase III pre-hospital trauma trial of our PolyHeme(R) blood substitute product for approximately the next 9 to 12 months.

         As we have previously announced, our goal is to have at least 20 Level I trauma centers, the most sophisticated sites for trauma care, participate in our trial. As of February 29, 2004, there were 22 institutions in 18 cities that had publicly disclosed their intent to participate in our clinical trial. As of that date, five of the institutions were already enrolling patients and the other 17 were actively engaged in the community consultation that is required prior to initiating enrollment as mandated in the federal regulation that permits certain trials to be performed with an exception from the requirement for informed consent. We are also in dialogue with a number of additional potential sites that have not yet publicly disclosed their intent to participate in the trial.

         We plan to obtain as large a network of institutions as possible to allow enrollment to be completed at the earliest possible date. We are seeking to use sites that have the potential to enroll approximately one patient per week based on prior experience documented in the trauma registry at each institution. If that goal is achieved, once 20 sites are open it would take approximately 36 weeks to complete enrollment in our trial if there were no unanticipated challenges. Since we are still ramping up to the 20 or more sites, we believe it will require approximately one year to complete enrollment in our trial. Since the first site was only initiated in late December 2003, however, we believe it is still too early to be certain about the accuracy of this planned timetable. The anticipated third party costs to complete enrollment has been previously estimated to be $15 million, although our experience to date suggests that these costs may approximate $16.5 million. These costs are in addition to our ongoing operational costs.

We expect that we will need to raise additional capital to fund operations through the completion of enrollment in our Phase III pre-hospital trauma trial. We may issue additional equity or debt securities, or utilize other financing vehicles, to provide additional capital. During April 2004, existing shareholders from our January offering may purchase an additional 409,000 shares of our common stock at $5.80 per share, which will generate gross proceeds of approximately $2.4 million. We believe our ability to raise additional capital will depend primarily on the progress we make toward the commercialization of PolyHeme, as well as general conditions in the business and financial markets. Our inability to raise sufficient levels of capital would severely impair our current operations and would raise significant doubt about our ability to continue as a going concern.

         The post-enrollment stage of our trial will include the monitoring and source verification of the collected data, locking the database, the complete analysis of the data, and the preparation of the final study report. Once the study report is completed, it must be included with the full clinical, preclinical and manufacturing components that will comprise a final Biologics License Application, or BLA, to be submitted to FDA for review. A number of months will be required after completion of enrollment in our trial to first complete the final study report and to then complete the final BLA. We will require additional funds to support these specific post-enrollment activities, as well as the ongoing operations for Northfield that will include the necessary tasks to prepare for the commercialization of PolyHeme.

         Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through February 29, 2004, we have incurred operating losses totaling $120,438,000.

         We will be required to successfully complete our Phase III pre-hospital trauma trial to obtain FDA regulatory approval before PolyHeme can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties, including those described under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We therefore cannot at this time reasonably estimate the timing of any future revenues from the commercial sale of PolyHeme.

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

RESULTS OF OPERATIONS

        We reported no revenues for the three and nine-month periods ended February 29, 2004 and February 28, 2003. From Northfield's inception through February 29, 2004, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

         Operating expenses for our third fiscal quarter ended February 29, 2004 totaled $3,513,000, an increase of $564,000, or 19.1%, from the $2,949,000 reported in the third quarter of fiscal 2003. The difference was primarily due to increased costs associated with initiating and adding sites in our Phase III pre-hospital trauma trial.

         Research and development expenses for the third quarter of fiscal 2004 totaled $2,630,000, an increase of $427,000, or 19.4%, from the $2,203,000 reported in the third quarter of fiscal 2003. Higher expenses were recognized during the third quarter of fiscal 2004 related to launch and ramp up costs for our Phase III pre-hospital trauma trial. These costs included site qualification visits, costs incurred for community consultation and public disclosure as required under our FDA-approved clinical trial protocol, site training for logistics and data recording, and training for analyzing patient blood samples. As of February 29, 2004, 22 clinical sites have been authorized by their Institutional Review Boards to conduct community consultation regarding their participation in the pre-hospital trial. Of these, five sites are enrolling patients and 17 are actively engaged in various stages of community consultation and public disclosures. In addition, Northfield is actively working with multiple other sites that are evaluating participation in our trial.

         We anticipate that research and development expenses will increase significantly from current levels during the fourth quarter of our fiscal year. Additional costs are anticipated for community disclosure, multi-center patient payments, clinical monitoring, database preparation, biostatistical analysis, independent safety appraisal and project management. Multiple additional sites are planning to enroll patients during the fourth quarter. We continue to plan for 20 or more enrolling sites before calendar year end.

         General and administrative expenses in the third quarter of fiscal 2004 totaled $883,000 compared to expenses of $746,000 in the third quarter of 2003, representing an increase of $137,000, or 18.4%. This increase was due primarily to higher insurance costs, higher professional service costs relating to intellectual property and enhancing our visibility with governmental entities.

         We anticipate an increase in general and administrative expenses, specifically for market analysis and research, over the balance of the fiscal year. Our focus is centered on successfully executing our Phase III pre-hospital trauma trial. An effort, however, will be initiated to enhance our assessment of the potential market and begin to develop plans for the commercial launch of PolyHeme.

         For the nine-month period ended February 29, 2004, operating expenses of $9,975,000 exceeded the operating expenses of $9,108,000 incurred in the nine-month period ended

February 28, 2003. The dollar increase was $867,000 and the percentage increase equaled 9.5%. The increases can primarily be attributed to the required work for our Phase III pre-hospital trauma trial. For the nine-month period ending February 29, 2004, research and development costs were 74.1% of total operating expenses. In the comparable prior fiscal year nine-month period, research and development costs equaled 71.1% of total operating expenses.

         Research and development expenses for the nine-month period ended February 29, 2004 totaled $7,388,000, which represents a $916,000, or 14.2%, increase from the comparable expenses incurred of $6,472,000 in the nine-month period ended February 28, 2003. During the current fiscal year, our most important activity was the launch of our Phase III pre-hospital trauma trial. This was accomplished by obtaining the required regulatory approvals, preparing site required documentation for both community consultation and institutional review board approval, and formalizing, communicating and conducting site training for logistical and data issues. These efforts and executing the trial are the sources of the increased expenses.

         General and administrative expenses for the nine-month period ended February 29, 2004 totaled $2,587,000, which represents a decrease of $48,000, or 1.8%, from the expense incurred of $2,635,000 in the comparable prior year period. The decrease is primarily the result of a reduction in our use of outside professional services.

INTEREST INCOME

         Interest income in the third quarter of fiscal 2004 totaled $29,000, or a $15,000 decrease from the $44,000 in interest income reported in the third quarter of fiscal 2003. Lower yielding investment options accounted for the decrease in interest income. Our sales of common stock during the current fiscal year have raised investment fund levels to the point that even in today's very low interest rate market, fourth quarter interest income in fiscal 2004 should moderately exceed the interest income earned in the comparable prior year period.

         On a fiscal year to date basis, interest income of $77,000 was $104,000 lower than in the comparable prior year period. Lower yielding investment options caused the decrease in interest income. In spite of higher available cash balances for the fourth quarter of the current fiscal year, we anticipate total year interest income will be significantly less than was earned in the prior fiscal year.

NET LOSS

         The net loss for the third quarter ended February 29, 2004 was $3,484,000, or $0.20 per share, compared to a net loss of $2,905,000, or $0.20 per share, for the third quarter ended February 28, 2003. The $579,000 increased net loss in the current quarter compared to the third quarter of the prior year was primarily the result of increased research and development spending. On a per share basis, the increased net loss was diluted by the additional shares outstanding from successful fund raising efforts this fiscal year and resulted in the loss per share being the same in both reporting periods.

         On a fiscal year to date basis, we reported a loss of $9,972,000, or $0.62 per share compared to a prior period loss of $8,926,000, or $0.63 per share. The increased net loss of $1,046,000 in the first nine-months of the current fiscal year compared to the same period in the prior year is diluted by the increased number of shares outstanding in the current fiscal year and caused the nine-month loss per share in the current year to decrease by $.01.

LIQUIDITY AND CAPITAL RESOURCES

         From Northfield's inception through February 29, 2004, we have used cash for operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $119,084,000. For the nine-month periods ended February 29, 2004 and February 28, 2003, these cash expenditures totaled $9,948,000 and $8,929,000, respectively. The increased cash outlay for the first nine-month period of fiscal 2004 compared to the comparable period in the prior year is the result of a higher level of research and development expenses related to our Phase III pre-hospital trauma trial in the current year.

         We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. In the current fiscal year, we sold 4,715,830 shares of our common stock in two registered direct offering transactions that generated gross proceeds before expenses of $26,973,000. Net proceeds from these offerings were approximately $24.8 million. As of February 29, 2004, we had cash and marketable securities totaling $21,774,000.

         We believe our existing capital resources will be adequate to satisfy our operating capital requirements and maintain our existing manufacturing plant and office facilities for approximately the next 9 to 12 months. In addition, our existing capital resources are expected to be sufficient to support expenditures incurred in connection with the expansion and execution of the enrollment phase of our Phase III pre-hospital trauma trials during this period. Thereafter, we will require substantial additional funding to continue our operations and report our data to FDA. Our inability to raise sufficient levels of capital would severely impair our current operations and raise significant doubt about our ability to continue as a going concern.

We may issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of government funding. Any one or a combination of these sources may be utilized to raise additional capital. During April 2004, existing shareholders from our January offering may purchase an additional 409,000 shares of our common stock at $5.80 per share, which will generate gross proceeds of approximately $2.4 million. We believe our ability to raise additional capital will depend primarily on the progress we make toward the commercialization of PolyHeme, as well as general conditions in the business and financial markets. Our inability to raise sufficient levels of capital could materially delay or prevent the commercialization of PolyHeme, even if it is approved by FDA. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis or at all.

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

NET DEFERRED TAX ASSETS VALUATION

         We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as Northfield's ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of February 29, 2004, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

CONTRACTUAL OBLIGATIONS

    The following table reflects a summary of our contractual cash obligations as of February 29, 2004:

                                                           LESS THAN           1-3              4-5             6+
CONTRACTUAL CASH OBLIGATIONS                TOTAL           ONE YEAR          YEARS            YEARS           YEARS
----------------------------              ----------       ---------        ---------        ---------       ---------
Lease Obligations (1)                     $3,559,784         864,897        1,380,082        1,051,844         262,961

Other Obligations (2)                      1,305,453         834,620          470,833               --              --
                                          ----------       ---------        ---------        ---------       ---------
Total Contractual Cash Obligations        $4,865,237       1,699,517        1,850,915        1,051,844         262,961
                                          ==========       =========        =========        =========       =========

    (1) The lease for our Evanston headquarters may be canceled with six months notice combined with a termination payment equal to six months base rent and six months of additional rental payments. If the lease were terminated today, the termination payment would be $315,530. The Mt. Prospect lease for our manufacturing facility has been renewed through August 2009.

    (2) Includes payments required under employment agreements for Steven A. Gould, M.D., our Chairman and Chief Executive Officer, and Jack J. Kogut, our Senior Vice President and Chief Financial Officer, and obligations under a consulting agreement. The employment agreements provide for a minimum of one-year severance and additional payments under certain circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. FASB Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. We adopted this standard as of June 1, 2003. Upon adoption, the cumulative effect of the change in accounting principle was to recognize a net asset of $17,800, an increase in liabilities of $92,721 and an increase in net loss of $74,921, or $.01 per share.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments the Statement will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease on an investment balance of $21.7 million would decrease interest income by $217,000 on an annual basis.

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
                                U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002


        b) On January 26, 2004 the Registrant filed Form 8-K relating to a registered direct offering registered on Form S-3.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 13, 2004.

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