Form 10-Q
period 2004-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 2004-10-12
CIK 920947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

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

AS OF AUGUST 31, 2004, REGISTRANT HAD 21,404,439 SHARES OF COMMON STOCK
   OUTSTANDING

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Northfield Laboratories Inc.:

We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 2004, and the related statements of operations and cash flows for the three-month periods ended August 31, 2004 and August 31, 2003, and for the period from June 19, 1985 (inception) through August 31, 2004. We have also reviewed the statements of shareholders' equity (deficit) for the three-month period ended August 31, 2004 and for the period from June 19, 1985 (inception) through August 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Northfield Laboratories Inc. as of May 31, 2004, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2004 (not presented herein); and in our report dated July 12, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2004 and in the accompanying statement of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statements from which it has been derived.

As discussed in note 4 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", as of June 1, 2003.

/s/ KPMG LLP

Chicago, Illinois
October 5, 2004

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                        August 31, 2004 and May 31, 2004

                                                                                  AUGUST 31,             MAY 31,
                                                                                     2004                 2004
                                                                               -----------------   ------------------
                                                                                  (unaudited)
                                   ASSETS

Current assets:
    Cash                                                                       $       25,896,005          39,042,884
    Marketable securities                                                              11,017,894           3,443,825
    Prepaid expenses                                                                      593,389             614,664
    Other current assets                                                                   24,242               1,082
                                                                               ------------------       -------------

             Total current assets                                                      37,531,530          43,102,455

Property, plant, and equipment                                                         14,582,119          14,521,555
Accumulated depreciation                                                              (13,674,294)        (13,515,061)
                                                                               ------------------       -------------
    Net                                                                                   907,825           1,006,494
                                                                               ------------------       -------------
    Other assets                                                                           70,136              70,389
                                                                               ------------------       -------------
                                                                               $       38,509,491          44,179,338
                                                                               ==================       =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $        1,036,746           1,837,651
    Accrued expenses                                                                       56,152             117,007
    Accrued compensation and benefits                                                     416,528             418,813
                                                                               ------------------       -------------

             Total current liabilities                                                  1,509,426           2,373,471

Other liabilities                                                                         251,802             252,756
                                                                               ------------------       -------------

             Total liabilities                                                          1,761,228           2,626,227
                                                                               ------------------       -------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                                               -                   -
    Common stock, $.01 par value. Authorized 30,000,000 shares;
      issued and outstanding 21,404,439 at August 31, 2004
      and 21,398,439 at May 31, 2004                                                      214,044             213,984
    Additional paid-in capital                                                        166,572,522         166,534,302
    Deficit accumulated during the development stage                                 (129,906,524)       (125,039,555)
    Deferred compensation                                                                (131,779)           (155,620)
                                                                               ------------------       -------------

             Total shareholders' equity                                                36,748,263          41,553,111
                                                                               ------------------       -------------

                                                                               $       38,509,491          44,179,338
                                                                               ==================       =============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

         Three months ended August 31, 2004 and 2003 and for the period from June 19, 1985 (inception) through August 31, 2004

                                                                                          CUMULATIVE
                                                                                             FROM
                                                  THREE MONTHS ENDED AUGUST 31,          JUNE 19, 1985
                                                 ------------------------------             THROUGH
                                                     2004               2003            AUGUST 31, 2004
                                                 -----------         ----------         ---------------
                                                 (unaudited)         (unaudited)         (unaudited)
Revenues - license income                        $        --                 --             3,000,000
 Costs and expenses:
    Research and development                       4,038,436          2,199,352           111,054,491
    General and administrative                       948,725            682,528            45,402,708
                                                 -----------         ----------          ------------

                                                   4,987,161          2,881,880           156,457,199

Other income and expense:
    Interest income                                  120,192             23,426            23,708,830
    Interest expense                                      --                 --                83,234
                                                 -----------         ----------          ------------
                                                 $   120,192             23,426            23,625,596
                                                 -----------         ----------          ------------
Net loss before cumulative effect of change
    in accounting principle                       (4,866,969)        (2,858,454)         (129,831,603)
                                                 -----------         ----------          ------------
Cumulative effect of change in
    accounting principle                                  --             74,921                74,921
                                                 -----------         ----------          ------------

               Net loss                          $(4,866,969)        (2,933,375)         (129,906,524)
                                                 ===========         ==========          ============

Net loss per share - basic and diluted           $     (0.23)             (0.20)               (12.50)
                                                 ===========         ==========          ============

Shares used in calculation of
    per share data - basic and diluted            21,404,374         14,965,409            10,388,638
                                                 ===========         ==========          ============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Three months ended August 31, 2004 and for the period from June 19, 1985 (inception) through August 31, 2004

                                                                                PREFERRED STOCK                COMMON STOCK
                                                                          ---------------------------   ---------------------------
                                                                             NUMBER        AGGREGATE       NUMBER       AGGREGATE
                                                                            OF SHARES       AMOUNT        OF SHARES       AMOUNT
                                                                          ------------   ------------   ------------   ------------
Issuance of common stock on August 27, 1985                               $         --   $         --      3,500,000   $     35,000
Issuance of Series A convertible preferred stock at $4.00 per share on
    August 27, 1985 (net of costs of issuance of $79,150)                           --             --             --             --
Net loss                                                                            --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1986                                                             --             --      3,500,000         35,000
Net loss                                                                            --             --             --             --
Deferred compensation relating to grant of stock options                            --             --             --             --
Amortization of deferred compensation                                               --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1987                                                             --             --      3,500,000         35,000
Issuance of Series B convertible preferred stock at $35.68 per share on
    August 14, 1987 (net of costs of issuance of $75,450)                           --             --             --             --
Net loss                                                                            --             --             --             --
Amortization of deferred compensation                                               --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1988                                                             --             --      3,500,000         35,000
Issuance of common stock at $24.21 per share on June 7, 1988 (net of
    costs of issuance of $246,000)                                                  --             --        413,020          4,130
Conversion of Series A convertible preferred stock to common stock on
    June 7, 1988                                                                    --             --      1,250,000         12,500
Conversion of Series B convertible preferred stock to common stock on
    June 7, 1988                                                                    --             --      1,003,165         10,032
Exercise of stock options at $2.00 per share                                        --             --         47,115            471
Issuance of common stock at $28.49 per share on March 6, 1989 (net of
    costs of issuance of $21,395)                                                   --             --        175,525          1,755
Issuance of common stock at $28.49 per share on March 30, 1989 (net of
    costs of issuance of $10,697)                                                   --             --         87,760            878
Sale of options at $28.29 per share to purchase common stock at $.20
    per share on March 30, 1989 (net of costs of issuance of $4,162)                --             --             --             --
Net loss                                                                            --             --             --             --
Deferred compensation relating to grant of stock options                            --             --             --             --
Amortization of deferred compensation                                               --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1989                                                             --             --      6,476,585         64,766
Net loss                                                                            --             --             --             --
Deferred compensation relating to grant of stock options                            --             --             --             --
Amortization of deferred compensation                                               --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1990                                                             --             --      6,476,585         64,766
Net loss                                                                            --             --             --             --
Amortization of deferred compensation                                               --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1991                                                             --             --      6,476,585         64,766
Exercise of stock warrants at $5.60 per share                                       --             --         90,000            900
Net loss                                                                            --             --             --             --
Amortization of deferred compensation                                               --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1992                                                             --             --      6,566,585         65,666
Exercise of stock warrants at $7.14 per share                                       --             --         15,000            150
Issuance of common stock at $15.19 per share on
    April 19, 1993 (net of costs of issuance of $20,724)                            --             --        374,370          3,744
Net loss                                                                            --             --             --             --
Amortization of deferred compensation                                               --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1993                                                             --             --      6,955,955         69,560
Net loss                                                                            --             --             --             --
Issuance of common stock at $6.50 per share on May 26, 1994 (net of
    costs of issuance of $2,061,149)                                                --             --      2,500,000         25,000
Cancellation of stock options                                                       --             --             --             --
Amortization of deferred compensation                                               --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1994                                                             --             --      9,455,955         94,560
Net loss                                                                            --             --             --             --
Issuance of common stock at $6.50 per share on June 20, 1994 (net of
   issuance costs of $172,500)                                                      --             --        375,000          3,750
Exercise of stock options at $7.14 per share                                        --             --         10,000            100
Exercise of stock options at $2.00 per share                                        --             --        187,570          1,875
Cancellation of stock options                                                       --             --             --             --
Amortization of deferred compensation                                               --             --             --             --
                                                                          ------------   ------------   ------------   ------------
Balance at May 31, 1995                                                             --   $         --     10,028,525   $    100,285


See accompanying notes to financial statements and accountants' review report.

    SERIES A CONVERTIBLE        SERIES B CONVERTIBLE                       DEFICIT                        TOTAL
      PREFERRED STOCK             PREFERRED STOCK                         ACCUMULATED                     SHARE-
 -------------------------- ----------------------------    ADDITIONAL    DURING THE     DEFERRED        HOLDERS'
    NUMBER       AGGREGATE     NUMBER        AGGREGATE       PAID-IN      DEVELOPMENT    COMPEN-          EQUITY
  OF SHARES       AMOUNT     OF SHARES         AMOUNT        CAPITAL        STAGE         SATION        (DEFICIT)
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
           --  $         --           --    $         --   $    (28,000) $         --  $         --    $      7,000

      250,000       250,000           --              --        670,850            --            --         920,850
           --            --           --              --             --      (607,688)           --        (607,688)
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
      250,000       250,000           --              --        642,850      (607,688)           --         320,162
           --            --           --              --             --    (2,429,953)           --      (2,429,953)
           --            --           --              --      2,340,000            --    (2,340,000)             --
           --            --           --              --             --            --       720,000         720,000
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
      250,000       250,000           --              --      2,982,850    (3,037,641)   (1,620,000)     (1,389,791)

           --            --      200,633         200,633      6,882,502            --            --       7,083,135
           --            --           --              --             --    (3,057,254)           --      (3,057,254)
           --            --           --              --             --            --       566,136         566,136
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
      250,000       250,000      200,633         200,633      9,865,352    (6,094,895)   (1,053,864)      3,202,226

           --            --           --              --      9,749,870            --            --       9,754,000

     (250,000)     (250,000)          --              --        237,500            --            --              --

           --            --     (200,633)       (200,633)       190,601            --            --              --
           --            --           --              --         93,759            --            --          94,230

           --            --           --              --      4,976,855            --            --       4,978,610

           --            --           --              --      2,488,356            --            --       2,489,234

           --            --           --              --      7,443,118            --            --       7,443,118
           --            --           --              --             --      (791,206)           --        (791,206)
           --            --           --              --        683,040            --      (683,040)             --
           --            --           --              --             --            --       800,729         800,729
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
           --            --           --              --     35,728,451    (6,886,101)     (936,175)     27,970,941
           --            --           --              --             --    (3,490,394)           --      (3,490,394)
           --            --           --              --        699,163            --      (699,163)             --
           --            --           --              --             --            --       546,278         546,278
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
           --            --           --              --     36,427,614   (10,376,495)   (1,089,060)     25,026,825
           --            --           --              --             --    (5,579,872)           --      (5,579,872)
           --            --           --              --             --            --       435,296         435,296
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
           --            --           --              --     36,427,614   (15,956,367)     (653,764)     19,882,249
           --            --           --              --        503,100            --            --         504,000
           --            --           --              --             --    (7,006,495)           --      (7,006,495)
           --            --           --              --             --            --       254,025         254,025
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
           --            --           --              --     36,930,714   (22,962,862)     (399,739)     13,633,779
           --            --           --              --        106,890            --            --         107,040

           --            --           --              --      5,663,710            --            --       5,667,454
           --            --           --              --             --    (8,066,609)           --      (8,066,609)
           --            --           --              --             --            --       254,025         254,025
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
           --            --           --              --     42,701,314   (31,029,471)     (145,714)     11,595,689
           --            --           --              --             --    (7,363,810)           --      (7,363,810)

           --            --           --              --     14,163,851            --            --      14,188,851
           --            --           --              --        (85,400)           --        85,400              --
           --            --           --              --             --            --           267             267
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
           --            --           --              --     56,779,765   (38,393,281)      (60,047)     18,420,997
           --            --           --              --             --    (7,439,013)           --      (7,439,013)

           --            --           --              --      2,261,250            --            --       2,265,000
           --            --           --              --         71,300            --            --          71,400
           --            --           --              --        373,264            --            --         375,139
           --            --           --              --       (106,750)           --       106,750              --
           --            --           --              --             --            --       (67,892)        (67,892)
 ------------  ------------ ------------    ------------   ------------  ------------  ------------    ------------
           --  $         --           --    $         --   $ 59,378,829  $(45,832,294) $    (21,189)   $ 13,625,631


                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Three months ended August 31, 2004 and for the period from June 19, 1985(inception) through August 31, 2004

                                                                    PREFERRED STOCK                 COMMON STOCK
                                                              ---------------------------   ---------------------------
                                                                 NUMBER        AGGREGATE       NUMBER       AGGREGATE
                                                                OF SHARES       AMOUNT        OF SHARES       AMOUNT
                                                              ------------   ------------   ------------   ------------
Net loss                                                                --   $         --             --   $         --
Issuance of common stock at $17.75 per share on
   August 9, 1995 (net of issuance costs of $3,565,125)                 --             --      2,925,000         29,250
Issuance of common stock at $17.75 per share on
   September 11, 1995 (net of issuance costs of $423,238)               --             --        438,750          4,388
Exercise of stock options at $2.00 per share                            --             --        182,380          1,824
Exercise of stock options at $6.38 per share                            --             --          1,500             15
Exercise of stock options at $7.14 per share                            --             --         10,000            100
Cancellation of stock options                                           --             --             --             --
Amortization of deferred compensation                                   --             --             --             --
                                                              ------------   ------------   ------------   ------------
Balance at May 31, 1996                                                 --             --     13,586,155        135,862
Net loss                                                                --             --             --             --
Exercise of stock options at $0.20 per share                            --             --        263,285          2,633
Exercise of stock options at $2.00 per share                            --             --        232,935          2,329
Exercise of stock options at $7.14 per share                            --             --         10,000            100
Amortization of deferred compensation                                   --             --             --             --
                                                              ------------   ------------   ------------   ------------
Balance at May 31, 1997                                                 --             --     14,092,375        140,924
Net loss                                                                --             --             --             --
Exercise of stock options at $7.14 per share                            --             --          5,000             50
Amortization of deferred compensation                                   --             --             --             --
                                                              ------------   ------------   ------------   ------------
Balance at May 31, 1998                                                 --             --     14,097,375        140,974
Net loss                                                                --             --             --             --
Non-cash compensation                                                   --             --             --             --
Exercise of stock options at $7.14 per share                            --             --         17,500            175
Exercise of stock warrants at $8.00 per share                           --             --        125,000          1,250
                                                              ------------   ------------   ------------   ------------
Balance at May 31, 1999                                                 --             --     14,239,875        142,399
Net loss                                                                --             --             --             --
Non-cash compensation                                                   --             --             --             --
Exercise of stock options at $13.38 per share                           --             --          2,500             25
                                                              ------------   ------------   ------------   ------------
Balance at May 31, 2000                                                 --             --     14,242,375        142,424
Net loss                                                                --             --             --             --
Non-cash compensation                                                   --             --             --             --
Exercise of stock options at $6.38 per share                            --             --          6,000             60
Exercise of stock options at $10.81 per share                           --             --         17,500            175
                                                              ------------   ------------   ------------   ------------
Balance at May 31, 2001                                                 --             --     14,265,875        142,659
Net loss                                                                --             --             --             --
                                                              ------------   ------------   ------------   ------------
Balance at May 31, 2002                                                 --             --     14,265,875        142,659
Net loss                                                                --             --             --             --
                                                              ------------   ------------   ------------   ------------
Balance at May 31, 2003                                                 --             --     14,265,875        142,659
Issuance of common stock at $5.60 per share on
   July 28, 2003 (net of costs of issuance of $909,229)                 --             --      1,892,857         18,928
Issuance of common stock to directors at $6.08 per share
    on October 30, 2003                                                 --             --         12,335            123
Deferred compensation related to stock grants                           --             --         25,500            255
Amortization of deferred compensation                                   --             --             --             --
Issuance of common stock at $5.80 per share on
   January 29, 2004 (net of costs of issuance of $1,126,104)            --             --      2,585,965         25,860
Issuance of common stock at $5.80 per share on
   February 18, 2004 (net of costs of issuance of $116,423)             --             --        237,008          2,370
Issuance of common stock at $5.80 per share on
   April 15, 2004 (net of costs of issuance of $192,242)                --             --        409,483          4,095
Issuance of common stock at $12.00 per share on
   May 18, 2004 (net of costs of issuance of $1,716,831.36)             --             --      1,954,416         19,544
Exercise of stock options at $6.38 per share                            --             --         15,000            150
Net loss                                                                --             --             --             --
                                                              ------------   ------------   ------------   ------------
Balance at May 31, 2004                                                                       21,398,439        213,984
Exercise of stock options at $6.38 per share                            --             --          6,000             60
Amortization of deferred compensation                                   --             --             --             --
Net loss                                                                --             --             --             --
                                                              ------------   ------------   ------------   ------------
Balance at August 31, 2004 (unaudited)                                       $                21,404,439   $    214,044

See accompanying notes to financial statements and accountants' review report.

    SERIES A CONVERTIBLE         SERIES B CONVERTIBLE                        DEFICIT                          TOTAL
      PREFERRED STOCK               PREFERRED STOCK                        ACCUMULATED                        SHARE-
---------------------------   ---------------------------   ADDITIONAL      DURING THE       DEFERRED        HOLDERS'
   NUMBER       AGGREGATE        NUMBER       AGGREGATE      PAID-IN       DEVELOPMENT       COMPEN-          EQUITY
  OF SHARES       AMOUNT       OF SHARES        AMOUNT       CAPITAL          STAGE           SATION        (DEFICIT)
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --   $         --             --   $         --  $         --   $  (4,778,875)   $         --    $ (4,778,875)

          --             --             --             --    48,324,374              --              --      48,353,624

          --             --             --             --     7,360,187              --              --       7,364,575
          --             --             --             --       362,937              --              --         364,761
          --             --             --             --         9,555              --              --           9,570
          --             --             --             --        71,300              --              --          71,400
          --             --             --             --       (80,062)             --          80,062              --
          --             --             --             --            --              --         (62,726)        (62,726)
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --             --             --             --   115,427,120     (50,611,169)         (3,853)     64,947,960
          --             --             --             --            --      (4,245,693)             --      (4,245,693)
          --             --             --             --        50,025              --              --          52,658
          --             --             --             --       463,540              --              --         465,869
          --             --             --             --        71,300              --              --          71,400
          --             --             --             --            --              --           2,569           2,569
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --             --             --             --   116,011,985     (54,856,862)         (1,284)     61,294,763
          --             --             --             --            --      (5,883,378)             --      (5,883,378)
          --             --             --             --        35,650              --              --          35,700
          --             --             --             --            --              --           1,284           1,284
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --             --             --             --   116,047,635     (60,740,240)             --      55,448,369
          --             --             --             --            --      (7,416,333)             --      (7,416,333)
                         --             --             --        14,354              --              --          14,354
          --             --             --             --       124,775              --              --         124,950
          --             --             --             --       998,750              --              --       1,000,000
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --             --             --             --   117,185,514     (68,156,573)             --      49,171,340
          --             --             --             --            --      (9,167,070)             --      (9,167,070)
          --             --             --             --        57,112              --              --          57,112
          --             --             --             --        33,425              --              --          33,450
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --             --             --             --   117,276,051     (77,323,643)             --      40,094,832
          --             --             --             --            --     (10,174,609)             --     (10,174,609)
          --             --             --             --            --              --              --              --
          --             --             --             --        38,220              --              --          38,280
          --             --             --             --       189,000              --              --         189,175
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --             --             --             --   117,503,271     (87,498,252)             --      30,147,678
          --             --             --             --            --     (10,717,360)             --     (10,717,360)
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --             --             --             --   117,503,271     (98,215,612)             --      19,430,318
          --             --             --             --            --     (12,250,145)             --     (12,250,145)
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --             --             --             --   117,503,271    (110,465,757)             --       7,180,173

          --             --             --             --     9,671,843              --              --       9,690,771

          --             --             --             --        74,877              --              --          75,000
          --             --             --             --       190,995              --        (191,250)             --
          --             --             --             --            --              --          35,630          35,630

          --             --             --             --    13,846,633              --              --      13,872,493

          --             --             --             --     1,255,853              --              --       1,258,223

          --             --             --             --     2,178,664              --              --       2,182,759

          --             --             --             --    21,716,616              --              --      21,736,160
          --             --             --             --        95,550              --              --          95,700
          --             --             --             --            --     (14,573,798)             --     (14,573,798)
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
                                        --             --   166,534,302    (125,039,555)       (155,620)     41,553,111
          --             --             --             --        38,220              --              --          38,280
          --             --             --             --            --              --          23,841          23,841
          --             --             --             --            --      (4,866,969)             --      (4,866,969)
------------   ------------   ------------   ------------  ------------   -------------    ------------    ------------
          --   $         --             --   $         --  $166,572,522   $(129,906,524)   $   (131,779)   $ 36,748,263

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                  Three months ended August 31, 2004 and 2003
                      and for the period from June 19, 1985
                      (inception) through August 31, 2004

                                                                                                               CUMULATIVE
                                                                                                                  FROM
                                                                            THREE MONTHS ENDED AUGUST 31,    JUNE 19, 1985
                                                                            -----------------------------       THROUGH
                                                                               2004             2003        AUGUST 31, 2004
                                                                            ------------     ------------   ---------------
                                                                             (unaudited)      (unaudited)     (unaudited)
Cash flows from operating activities:
    Net loss                                                                $ (4,866,969)      (2,933,375)    (129,906,524)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                           167,977          169,962       17,932,933
         Non-cash compensation                                                    23,841               --        3,687,194
         Loss on sale of equipment                                                    --               --           66,359
         Changes in assets and liabilities:
            Prepaid expenses                                                      21,275           70,787         (802,600)
            Other current assets                                                 (23,160)              --       (1,920,493)
            Other assets                                                              --          (17,800)           6,851
            Accounts payable                                                    (800,905)        (971,368)       1,036,746
            Accrued expenses                                                     (60,855)         (31,529)          56,152
            Accrued compensation and benefits                                     (2,285)         (41,864)         416,528
            Other liabilities                                                       (954)          93,188          251,802
                                                                            ------------     ------------     ------------
                 Net cash used in operating activities                        (5,542,035)      (3,661,999)    (109,175,052)
                                                                            ------------     ------------     ------------

Cash flows from investing activities:
    Purchase of property, plant, equipment, and
       capitalized engineering costs                                             (60,564)          (7,821)     (18,822,867)
    Proceeds from sale of land and equipment                                          --               --        1,863,023
    Proceeds from matured marketable securities                                3,090,000        2,000,000      414,627,352
    Proceeds from sale of marketable securities                                       --               --        7,141,656
    Purchase of marketable securities                                        (10,672,560)              --     (432,736,967)
                                                                            ------------     ------------     ------------
                 Net cash provided by (used in) investing activities          (7,643,124)       1,992,179      (27,927,803)
                                                                            ------------     ------------     ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                        38,280       10,600,000      156,684,599
    Payment of common stock issuance costs                                            --         (909,229)      (9,132,842)
    Proceeds from issuance of preferred stock                                         --               --        6,644,953
    Proceeds from sale of stock options to
       purchase common shares                                                         --               --        7,443,118
    Proceeds from issuance of notes payable                                           --               --        1,500,000
    Repayment of notes payable                                                        --               --         (140,968)
                                                                            ------------     ------------     ------------
                 Net cash provided by financing activities                        38,280        9,690,771      162,998,860
                                                                            ------------     ------------     ------------
                 Net (decrease) increase in cash                             (13,146,879)       8,020,951       25,896,005

Cash at beginning of period                                                   39,042,884        4,897,962               --
                                                                            ------------     ------------     ------------
Cash at end of period                                                       $ 25,896,005       12,918,913       25,896,005
                                                                            ============     ============     ============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2004

(1)   BASIS OF PRESENTATION

The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2005. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2004.

(2)   USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(3)   COMPUTATION OF NET LOSS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because the Company reported a net loss for all periods presented, basic and diluted per share amounts are the same. Of the total options outstanding as of August 31, 2004, the Company has 1,058,500 options in-the-money and 191,000 options out-of-the money, 153,760 warrants that were in-the-money, and 58,632 warrants that were out-of-the money that were excluded from the net loss per share calculation.

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

The Company's asset retirement obligations are included in other liabilities. The balances and changes thereto are summarized below:

                                             Quarter Ended August 31, 2004
--------------------------------------------------------------------------
                                                               (unaudited)
Obligation at May 31, 2004                                        $210,066
Accretion                                                            4,726
                                                                  --------
Obligation at August 31, 2004                                     $214,792
==========================================================================

If the change in accounting had been applied retroactively, the Company's pro forma net loss for the three months ended August 31, 2003 would have been $2,858,454, with a $0.01 decrease in loss per share.

(5)   STOCK OPTIONS

The Company accounts for its fixed plan stock options under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted to directors, officers, and key employees under the plans. As such, compensation expense is recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net loss, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock Based Compensation", to the measurement of stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                         Three Months Ended
                                      August 31,      August 31,
                                        2004             2003
                                     -----------     ------------
                                     (unaudited)     (unaudited)
Net loss as reported                 $(4,866,969)      (2,933,375)
Add:  Stock based compensation
expense included in statements
of operations                             23,841               --

Deduct:  Total stock based
compensation expense
determined under the fair
value method for all awards,
net of related tax effects              (269,613)        (120,206)
                                     -----------     ------------
                                      (5,112,741)      (3,053,581)
                                     ===========     ============
Basic and diluted loss per share:

           As reported                     (0.23)           (0.20)
           Pro forma                       (0.24)           (0.20)
                                     ===========     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(R). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through August 31, 2004, we have incurred operating losses totaling $129,907,000.

      We will be required to complete our pivotal Phase III prehospital trial and obtain FDA regulatory approval before PolyHeme can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties, including those described under "Risk Factors" in our annual report on Form 10-K filed with the Securities and Exchange Commission. We therefore cannot at this time reasonably estimate the timing of any future revenues from the commercial sale of PolyHeme. The costs incurred by Northfield to date and during each period presented below in connection with our development of PolyHeme are described in the Statements of Operations in our financial statements.

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

                              RESULTS OF OPERATIONS

      We reported no revenues for either of the three-month periods ended August 31, 2004 or 2003. From Northfield's inception through August 31, 2004, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

      Operating expenses for our first fiscal quarter ended August 31, 2004 totaled $4,987,000, an increase of $2,105,000 from the $2,882,000 reported in the first quarter of fiscal 2004. Measured on a percentage basis, fiscal 2005 operating expenses exceeded fiscal 2004 expenses by 73.0%. As expected, significant increases in operating expenses were incurred to conduct, expand, report and support our pivotal phase III prehospital trial.

      Research and development expense during the first quarter of fiscal 2005 totaled $4,038,000, an increase of $1,839,000, or 83.6%, from the $2,199,000 reported in the first quarter of fiscal 2004. Our pivotal phase III prehospital trial is enrolling patients and we continue to actively pursue additional Level I trauma sites to participate. As of August 31, 2004, 16 sites had full Institutional Review Board approval and 13 of the sites were enrolling patients. Work continues to achieve our goal of having 20 sites enrolling by December 31, 2004. Included in the first quarter of fiscal 2005 research and development expense was an increase of $454,000 for hospital charges and an increase of $738,000 from the first quarter of fiscal 2004 for data accumulation, data monitoring and analysis. We anticipate that these expenses will continue to grow consistent with the rate of patient enrollment and site initiation. Also included in the first quarter research and development expenses were increased expenses to manufacture PolyHeme, increased use of science consultants to prepare for the reporting to FDA and an increase in executive compensation for two officers hired during fiscal 2004.

      General and administrative expenses in the first quarter of fiscal 2005 totaled $949,000, which is an increase of $266,000, or 38.9%, from the general and administrative expenses reported in the first quarter of fiscal 2004 of $683,000. The increased expenses this year fall into three principal areas: (i) professional services increased by $126,000 for legal and accounting, lobbying and expenses related to our annual report to shareholders. (ii) increased filing fees charged based on our capitalization and (iii) expenses related to original market research on the commercial sale of PolyHeme. Lobbying efforts have been successful in securing a $1.4 million federal appropriation as part of the 2005 Defense Appropriations Bill. We anticipate modest increases in general and administrative expenses over the balance of fiscal 2005. Our new Internet Web site was launched in September 2004 and an expansion of business development activities is planned. Successfully completing our pivotal phase III prehospital trial remains our primary focus.

                                 INTEREST INCOME

      Interest income for the three-month period ended August 31, 2004 totaled $120,000, an increase of $97,000 from the $23,000 in interest income reported in the three-month period ended August 31, 2003. Following three successful fund raising efforts in fiscal 2004, Northfield started the fiscal year 2005 with $42,487,000 in available cash and marketable securities. This compares to available cash and marketable securities at the beginning of fiscal 2004 of $6,890,000. The significant increase in cash balances and a modest increase in available short-term interest rates caused interest income to increase. We continue to invest our funds only in high grade, short-term instruments. Over the balance of fiscal year 2005, we anticipate interest income will exceed the $108,000 earned in fiscal 2004 by more than $200,000.

                                    NET LOSS

      The net loss for the three-month period ended August 31, 2004 totaled $4,867,000, or $0.23 per share, compared to a net loss of $2,933,000, or $0.20 per share, for the first quarter ended August 31, 2003. In dollar terms the loss increased by 65.9%, but on a per share basis the additional 6,439,000 shares outstanding in the current year mitigated the loss per share increase to 15.0%.

                         LIQUIDITY AND CAPITAL RESOURCES

      From Northfield's inception through August 31, 2004, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $127,998,000. For the first fiscal quarters ended August 31, 2004 and 2003, these cash expenditures totaled $5,603,000 and $3,670,000, respectively. The first fiscal quarter 2005 increase in cash utilization is due primarily to expenses related to our pivotal Phase III prehospital trial.

      We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of August 31, 2004, we had cash and marketable securities totaling $36,914.000.

      We believe our existing capital resources will be adequate to satisfy our operating capital requirements, including our Phase III clinical trial, and maintain our existing manufacturing plant and office facilities for approximately the next 15 to 21 months. Thereafter, we will require substantial additional funding to continue our operations.

      We may issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of additional government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital or enter into a collaborative arrangement with a strategic partner will depend primarily on the results of our clinical trial, as well as general conditions in the business and financial markets. An inability to raise sufficient levels of capital could materially delay or prevent the commercialization of PolyHeme, even if approved by FDA.

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

                        NET DEFERRED TAX ASSETS VALUATION

      We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as Northfield's ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of August 31, 2004, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

                             CONTRACTUAL OBLIGATIONS

      The following table reflects a summary of our contractual cash obligations as of August 31, 2004:

                                                                        LESS THAN                             4-5
CONTRACTUAL CASH OBLIGATIONS                            TOTAL           ONE YEAR         1-3 YEARS           YEARS
--------------------------------------              -------------      -----------       ----------        ----------
Lease Obligations(1)...........................     $   3,039,093      $   856,593       $1,172,075        $1,010,425
Other Obligations..............................           861,181          672,848          188,333                --
                                                    -------------      -----------       ----------        ----------
Total Contractual Cash Obligations.............     $   3,900,274      $ 1,529,441       $1,360,408        $1,010,425
                                                    =============      ===========       ==========        ==========

----------
(1) The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to six months base rent. At August 31, 2004, this penalty would have amounted to $152,625.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease on our cash and marketable securities of $36.9 million at August 31, 2004 would decrease interest income by $369,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits

      a)    Exhibit 15     -   Acknowledgment of Independent Registered Public
                               Accounting Firm Regarding Accountants' Review
                               Report

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
                               U.S.C. Section 1350, as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 11, 2004.

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