Form 10-Q
period 2004-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 2005-01-10
CIK 920947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

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

AS OF NOVEMBER 30, 2004, REGISTRANT HAD 21,551,364 SHARES OF COMMON STOCK
   OUTSTANDING

================================================================================

                 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
                                  INFORMATION



This Quarterly Report contains forward-looking statements concerning, among other things, our prospects, clinical and regulatory developments affecting our potential product and our business strategies. These forward-looking statements are identified by the use of such terms as "intends," "expects," "plans," "estimates," "anticipates," "forecasts," "should," "believes" and similar terms.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Northfield Laboratories Inc.:

We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 2004, and the related statements of operations for the three-month periods ended November 30, 2004 and 2003, and the statements of operations and cash flows for the six-month periods ended November 30, 2004 and November 30, 2003, and for the period from June 19, 1985 (inception) through November 30, 2004. We have also reviewed the statements of shareholders' equity (deficit) for the six-month period ended November 30, 2004 and for the period from June 19, 1985 (inception) through November 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Northfield Laboratories Inc. as of May 31, 2004, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2004 (not presented herein); and in our report dated July 12, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2004 and in the accompanying statements of shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statements from which it has been derived.

As discussed in note 4 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," as of June 1, 2003.

/s/ KPMG LLP

Chicago, Illinois
January 7, 2005

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                       November 30, 2004 and May 31, 2004

                                                                      NOVEMBER 30,          MAY 31,
                                                                          2004               2004
                                                                      -------------      -------------
                                                                       (unaudited)
                                    ASSETS

Current assets:
    Cash                                                              $  18,896,961         39,042,884
    Marketable securities                                                14,956,822          3,443,825
    Prepaid expenses                                                        681,351            614,664
    Other current assets                                                    118,532              1,082
                                                                      -------------      -------------

             Total current assets                                        34,653,666         43,102,455

Property, plant, and equipment                                           14,629,792         14,521,555
Accumulated depreciation                                                (13,833,526)       (13,515,061)
                                                                      -------------      -------------
    Net                                                                     796,266          1,006,494
                                                                      -------------      -------------
Other assets                                                                 69,884             70,389
                                                                      -------------      -------------
                                                                      $  35,519,816         44,179,338
                                                                      =============      =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $   1,036,813          1,837,651
    Accrued expenses                                                        313,345            117,007
    Accrued compensation and benefits                                       483,531            418,813
                                                                      -------------      -------------

             Total current liabilities                                    1,833,689          2,373,471

Other liabilities                                                           251,728            252,756
                                                                      -------------      -------------

             Total liabilities                                            2,085,417          2,626,227
                                                                      -------------      -------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                                --                 --
    Common stock, $.01 par value. Authorized 30,000,000 shares;
      issued and outstanding 21,551,364 at November 30, 2004
      and 21,398,439 at May 31, 2004                                        215,513            213,984
    Additional paid-in capital                                          168,227,128        166,534,302
    Deficit accumulated during the development stage                   (134,838,223)      (125,039,555)
    Deferred compensation                                                  (170,019)          (155,620)
                                                                      -------------      -------------

             Total shareholders' equity                                  33,434,399         41,553,111
                                                                      -------------      -------------

                                                                      $  35,519,816         44,179,338
                                                                      =============      =============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

 Three and six months ended November 30, 2004 and November 30, 2003 and for the period from June 19, 1985 (inception) through November 30, 2004

                                                                                                                   CUMULATIVE
                                                  THREE MONTHS ENDED                SIX MONTHS ENDED                  FROM
                                            NOVEMBER 30,     NOVEMBER 30,     NOVEMBER 30,      NOVEMBER 30,      JUNE 19, 1985
                                           --------------------------------  --------------------------------   (INCEPTION) THROUGH
                                               2004              2003             2004              2003         NOVEMBER 30, 2004
                                           ------------      ------------    --------------     -------------   -------------------
                                           (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Revenues - license income                  $         --                --                --                --         3,000,000
                                           ------------      ------------      ------------      ------------      ------------
Costs and expenses:
   Research and development                   4,177,450         2,558,012         8,215,886         4,757,364       115,231,941
   General and administrative                   910,063         1,021,644         1,858,788         1,704,172        46,312,771
                                           ------------      ------------      ------------      ------------      ------------

                                              5,087,513         3,579,656        10,074,674         6,461,536       161,544,712
                                           ------------      ------------      ------------      ------------      ------------

Other income and expense:
   Interest income                              155,814            25,046           276,006            48,472        23,864,644
   Interest expense                                  --                --                --                --            83,234
                                           ------------      ------------      ------------      ------------      ------------
                                                155,814            25,046           276,006            48,472        23,781,410
                                           ------------      ------------      ------------      ------------      ------------
Cumulative effect of change in
   accounting principle                              --                --                --            74,921            74,921
                                           ------------      ------------      ------------      ------------      ------------

          Net loss                         $ (4,931,699)       (3,554,610)       (9,798,668)       (6,487,985)     (134,838,223)
                                           ============      ============      ============      ============      ============

Net loss per share - basic and diluted     $      (0.23)            (0.22)            (0.46)            (0.42)           (12.80)
                                           ============      ============      ============      ============      ============

Shares used in calculation of
   per share data - basic and diluted        21,440,357        16,162,934        21,422,267        15,560,900        10,531,595
                                           ============      ============      ============      ============      ============


See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

              Six months ended November 30, 2004 and for the period
            from June 19, 1985 (inception) through November 30, 2004





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

    SERIES A CONVERTIBLE            SERIES B CONVERTIBLE                          DEFICIT                           TOTAL
      PREFERRED STOCK                PREFERRED STOCK                            ACCUMULATED                         SHARE-
----------------------------    ----------------------------     ADDITIONAL     DURING THE        DEFERRED         HOLDERS'
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

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Six months ended November 30, 2004 and for the period
            from June 19, 1985 (inception) through November 30, 2004

                                                                      PREFERRED STOCK                       COMMON STOCK
                                                                ------------------------------    ------------------------------
                                                                   NUMBER           AGGREGATE        NUMBER          AGGREGATE
                                                                  OF SHARES          AMOUNT         OF SHARES         AMOUNT
                                                                -------------    -------------    -------------    -------------
Net loss                                                                   --    $          --               --    $          --
Issuance of common stock at $17.75 per share on
   August 9, 1995 (net of issuance costs of $3,565,125)                    --               --        2,925,000           29,250
Issuance of common stock at $17.75 per share on
   September 11, 1995 (net of issuance costs of $423,238)                  --               --          438,750            4,388
Exercise of stock options at $2.00 per share                               --               --          182,380            1,824
Exercise of stock options at $6.38 per share                               --               --            1,500               15
Exercise of stock options at $7.14 per share                               --               --           10,000              100
Cancellation of stock options                                              --               --               --               --
Amortization of deferred compensation                                      --               --               --               --
                                                                -------------    -------------    -------------    -------------
Balance at May 31, 1996                                                    --               --       13,586,155          135,862
Net loss                                                                   --               --               --               --
Exercise of stock options at $0.20 per share                               --               --          263,285            2,633
Exercise of stock options at $2.00 per share                               --               --          232,935            2,329
Exercise of stock options at $7.14 per share                               --               --           10,000              100
Amortization of deferred compensation                                      --               --               --               --
                                                                -------------    -------------    -------------    -------------
Balance at May 31, 1997                                                    --               --       14,092,375          140,924
Net loss                                                                   --               --               --               --
Exercise of stock options at $7.14 per share                               --               --            5,000               50
Amortization of deferred compensation                                      --               --               --               --
                                                                -------------    -------------    -------------    -------------
Balance at May 31, 1998                                                    --               --       14,097,375          140,974
Net loss                                                                   --               --               --               --
Non-cash compensation                                                      --               --               --               --
Exercise of stock options at $7.14 per share                               --               --           17,500              175
Exercise of stock warrants at $8.00 per share                              --               --          125,000            1,250
                                                                -------------    -------------    -------------    -------------
Balance at May 31, 1999                                                    --               --       14,239,875          142,399
Net loss                                                                   --               --               --               --
Non-cash compensation                                                      --               --               --               --
Exercise of stock options at $13.38 per share                              --               --            2,500               25
                                                                -------------    -------------    -------------    -------------
Balance at May 31, 2000                                                    --               --       14,242,375          142,424
Net loss                                                                   --               --               --               --
Non-cash compensation                                                      --               --               --               --
Exercise of stock options at $6.38 per share                               --               --            6,000               60
Exercise of stock options at $10.81 per share                              --               --           17,500              175
                                                                -------------    -------------    -------------    -------------
Balance at May 31, 2001                                                    --               --       14,265,875          142,659
Net loss                                                                   --               --               --               --
                                                                                 -------------    -------------    -------------
Balance at May 31, 2002                                                    --               --       14,265,875          142,659
Net loss                                                                   --               --               --               --
                                                                                 -------------    -------------    -------------
Balance at May 31, 2003                                                    --               --       14,265,875          142,659
Issuance of common stock at $5.60 per share on
   July 28, 2003 (net of costs of issuance of $909,229)                    --               --        1,892,857           18,928
Issuance of common stock to directors at $6.08 per share
    on October 30, 2003                                                    --               --           12,335              123
Deferred compensation related to stock grants                              --               --           25,500              255
Amortization of deferred compensation                                      --               --               --               --
Issuance of common stock at $5.80 per share on
   January 29, 2004 (net of costs of issuance of $1,126,104)               --               --        2,585,965           25,860
Issuance of common stock at $5.80 per share on
   February 18, 2004 (net of costs of issuance of $116,423)                --               --          237,008            2,370
Issuance of common stock at $5.80 per share on
   April 15, 2004 (net of costs of issuance of $192,242)                   --               --          409,483            4,095
Issuance of common stock at $12.00 per share on
   May 18, 2004 (net of costs of issuance of $1,716,831.36)                --               --        1,954,416           19,544
Exercise of stock options at $6.38 per share                               --               --           15,000              150
Net loss                                                                   --               --               --               --
                                                                -------------    -------------    -------------    -------------
Balance at May 31, 2004                                                                              21,398,439          213,984
Exercise of stock options at $6.38 per share                               --               --            6,000               60
Deferred compensation related to stock grants                              --               --            5,500               55
Amortization of deferred compensation                                      --               --               --               --
Exercise of stock options at $7.83 per share                               --               --            2,500               25
Exercise of stock options at $13.38 per share                              --               --           20,000              200
Exercise of stock options at $10.88 per share                              --               --           18,000              180
Exercise of stock options at $10.81 per share                              --               --           95,000              950
Issuance of common stock to directors at $12.66 per share
   on September 21, 2004                                                   --               --            5,925               59
Net loss                                                                   --               --               --               --
                                                                -------------    -------------    -------------    -------------
Balance at November 30, 2004 (unaudited)                                         $                   21,551,364    $     215,513



See accompanying notes to financial statements and accountants' review report.

     SERIES A CONVERTIBLE           SERIES B CONVERTIBLE                             DEFICIT                             TOTAL
        PREFERRED STOCK                PREFERRED STOCK                             ACCUMULATED                           SHARE-
-----------------------------   -----------------------------      ADDITIONAL      DURING THE        DEFERRED           HOLDERS'
  NUMBER          AGGREGATE        NUMBER         AGGREGATE         PAID-IN        DEVELOPMENT        COMPEN-            EQUITY
 OF SHARES         AMOUNT         OF SHARES        AMOUNT           CAPITAL           STAGE           SATION           (DEFICIT)
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --   $          --              --   $          --    $          --    $  (4,778,875)   $          --     $  (4,778,875)

           --              --              --              --       48,324,374               --               --        48,353,624

           --              --              --              --        7,360,187               --               --         7,364,575
           --              --              --              --          362,937               --               --           364,761
           --              --              --              --            9,555               --               --             9,570
           --              --              --              --           71,300               --               --            71,400
           --              --              --              --          (80,062)              --           80,062                --
           --              --              --              --               --               --          (62,726)          (62,726)
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --              --              --              --      115,427,120      (50,611,169)          (3,853)       64,947,960
           --              --              --              --               --       (4,245,693)              --        (4,245,693)
           --              --              --              --           50,025               --               --            52,658
           --              --              --              --          463,540               --               --           465,869
           --              --              --              --           71,300               --               --            71,400
           --              --              --              --               --               --            2,569             2,569
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --              --              --              --      116,011,985      (54,856,862)          (1,284)       61,294,763
           --              --              --              --               --       (5,883,378)              --        (5,883,378)
           --              --              --              --           35,650               --               --            35,700
           --              --              --              --               --               --            1,284             1,284
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --              --              --              --      116,047,635      (60,740,240)              --        55,448,369
           --              --              --              --               --       (7,416,333)              --        (7,416,333)
           --              --              --              --           14,354               --                             14,354
           --              --              --              --          124,775               --               --           124,950
           --              --              --              --          998,750               --               --         1,000,000
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --              --              --              --      117,185,514      (68,156,573)              --        49,171,340
           --              --              --              --               --       (9,167,070)              --        (9,167,070)
           --              --              --              --           57,112               --               --            57,112
           --              --              --              --           33,425               --               --            33,450
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --              --              --              --      117,276,051      (77,323,643)              --        40,094,832
           --              --              --              --               --      (10,174,609)              --       (10,174,609)
           --              --              --              --               --               --               --                --
           --              --              --              --           38,220               --               --            38,280
           --              --              --              --          189,000               --               --           189,175
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --              --              --              --      117,503,271      (87,498,252)              --        30,147,678
           --              --              --              --               --      (10,717,360)              --       (10,717,360)
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --              --              --              --      117,503,271      (98,215,612)              --        19,430,318
           --              --              --              --               --      (12,250,145)              --       (12,250,145)
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --              --              --              --      117,503,271     (110,465,757)              --         7,180,173

           --              --              --              --        9,671,843               --               --         9,690,771

           --              --              --              --           74,877               --               --            75,000
           --              --              --              --          190,995               --         (191,250)               --
           --              --              --              --               --               --           35,630            35,630

           --              --              --              --       13,846,633               --               --        13,872,493

           --              --              --              --        1,255,853               --               --         1,258,223

           --              --              --              --        2,178,664               --               --         2,182,759

           --              --              --              --       21,716,616               --               --        21,736,160
           --              --              --              --           95,550               --               --            95,700
           --              --              --              --               --      (14,573,798)              --       (14,573,798)
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --              --              --              --      166,534,302     (125,039,555)        (155,620)       41,553,111
           --              --              --              --           38,220               --               --            38,280
           --              --              --              --           71,055               --          (71,110)               --
           --              --              --              --               --               --           56,711            56,711
           --              --              --              --           19,550               --               --            19,575
           --              --              --              --          267,400               --               --           267,600
           --              --              --              --          195,660               --               --           195,840
           --              --              --              --        1,026,000               --               --         1,026,950

           --              --              --              --           74,941               --               --            75,000
           --              --              --              --               --       (9,798,668)              --        (9,798,668)
-------------   -------------   -------------   -------------    -------------    -------------    -------------     -------------
           --   $          --              --   $          --    $ 168,227,128    $(134,838,223)  $     (170,019)    $  33,434,399

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                  Six months ended November 30, 2004 and 2003
                     and for the period from June 19, 1985
                     (inception) through November 30, 2004




                                                                                                              CUMULATIVE
                                                                                                                 FROM
                                                                   SIX MONTHS ENDED NOVEMBER 30,             JUNE 19, 1985
                                                             ----------------------------------------     (INCEPTION) THROUGH
                                                                   2004                   2003             NOVEMBER 30, 2004
                                                             -----------------      -----------------     -------------------
                                                                (unaudited)            (unaudited)            (unaudited)
Cash flows from operating activities:
    Net loss                                                 $      (9,798,668)            (6,487,985)          (134,838,223)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                 370,838                345,699             18,135,794
         Non-cash compensation                                         131,711                 75,000              3,795,064
         Loss on sale of equipment                                          --                     --                 66,359
         Changes in assets and liabilities:
            Prepaid expenses                                           (66,687)               215,831               (890,562)
            Other current assets                                      (117,450)                    --             (2,014,783)
            Other assets                                                    --                (15,872)                 6,851
            Accounts payable                                          (800,838)              (995,710)             1,036,813
            Accrued expenses                                           196,338                  1,256                313,345
            Accrued compensation and benefits                           64,718                 32,834                483,531
            Other liabilities                                           (1,028)                93,654                251,728
                                                             -----------------      -----------------      -----------------
                 Net cash used in operating activities             (10,021,066)            (6,735,293)          (113,654,083)
                                                             -----------------      -----------------      -----------------

Cash flows from investing activities:
    Purchase of property, plant, equipment, and
       capitalized engineering costs                                  (108,237)               (43,337)           (18,870,540)
    Proceeds from sale of land and equipment                                --                     --              1,863,023
    Proceeds from matured marketable securities                      6,450,000              2,000,000            417,987,352
    Proceeds from sale of marketable securities                             --                     --              7,141,656
    Purchase of marketable securities                              (18,014,865)                    --           (440,079,272)
                                                             -----------------      -----------------      -----------------
                 Net cash provided by (used in)
                    investing activities                           (11,673,102)             1,956,663            (31,957,781)
                                                             -----------------      -----------------      -----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                           1,548,245             10,600,000            158,194,564
    Payment of common stock issuance costs                                  --               (909,229)            (9,132,842)
    Proceeds from issuance of preferred stock                               --                     --              6,644,953
    Proceeds from sale of stock options to
       purchase common shares                                               --                     --              7,443,118
    Proceeds from issuance of notes payable                                 --                     --              1,500,000
    Repayment of notes payable                                              --                     --               (140,968)
                                                             -----------------      -----------------      -----------------
                 Net cash provided by financing activities           1,548,245              9,690,771            164,508,825
                                                             -----------------      -----------------      -----------------
                 Net (decrease) increase in cash                   (20,145,923)             4,912,141             18,896,961

Cash at beginning of period                                         39,042,884              4,897,962                     --
                                                             -----------------      -----------------      -----------------
Cash at end of period                                        $      18,896,961              9,810,103             18,896,961
                                                             =================      =================      =================


See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT CHANGE)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)


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



(2)   USE OF ESTIMATES

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.



(3)   COMPUTATION OF NET LOSS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because we reported a net loss for all periods presented, basic and diluted per share amounts are the same. As of November 30, 2004, we have 1,206,500 options and 212,392 warrants that were excluded from the net loss per share calculation because their inclusion would have been antidilutive.


(4)   ASSET RETIREMENT OBLIGATIONS

We adopted Statement of Financial Accounting Standards, SFAS No. 143 - "Accounting for Asset Retirement Obligations" as of June 1, 2003. The cumulative effect of the change in accounting principle upon implementation was to recognize a net asset of $17,800, an increase in liabilities of $92,721 and an increase in net loss of $74,921, or $0.01 per share.

The obligation relates to the restoration of a leased manufacturing facility to its original condition. A liability of $100,000 had been recorded to the adoption of SFAS No. 143.

Our asset retirement obligations are included in other liabilities. The balances and changes thereto are summarized below:

                                                 Quarter Ended November 30, 2004
--------------------------------------------------------------------------------
                                                                     (unaudited)
Obligation at May 31, 2004                                              $210,066
Accretion                                                                  9,452
                                                                        --------
Obligation at November 30, 2004                                         $219,518
================================================================================

If the change in accounting had been applied retroactively, our pro forma net loss for the six months ended November 30, 2003 would have been $6,413,064, with a $0.01 decrease in loss per share.

(5)   STOCK OPTIONS

We account for our fixed plan stock options under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted to directors, officers, and key employees under the plans. As such, compensation expense is recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net loss, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock Based Compensation" to the measurement of stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                  Three Months Ended                                 Six Months Ended
                                            November 30,         November 30,                   November 30,         November 30,
                                               2004                  2003                           2004                  2003
                                          ---------------      ---------------                ---------------      ---------------
                                            (unaudited)           (unaudited)                    (unaudited)          (unaudited)
Net loss as reported                      $  (4,931,699)          (3,554,610)                 $   (9,798,668)          (6,487,985)
Add:  Stock based compensation
expense included in statements
of operations                                   107,870               75,000                         131,711               75,000

Deduct:  Total stock based
compensation expense
determined under the fair
value method for all awards,
net of related tax effects                     (639,175)            (275,962)                       (897,615)            (405,974)
                                          --------------       --------------                 ---------------      ---------------
                                             (5,463,004)          (3,755,572)                    (10,564,572)          (6,818,959)
                                          ==============       ==============                 ===============      ===============
Basic and diluted loss per share:

         As reported                              (0.23)               (0.22)                          (0.46)               (0.42)
         Pro forma                                (0.25)               (0.24)                          (0.49)               (0.45)
                                          ==============       ==============                 ===============      ===============

                      Recently Issued Accounting Standards

(6) In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment: an amendment of FASB Statements No. 123 and 95", was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Statement is effective for public companies with interim or annual periods beginning after June
    15, 2005. The Company will adopt SFAS 123(R) for the period ended November 30, 2005. The Company will assess the impact of the transition to this new accounting standard during the upcoming months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               RECENT DEVELOPMENTS

      We are currently enrolling patients in a pivotal Phase III trial in which PolyHeme is being used for the first time in civilian, urban trauma settings to treat severely injured patients in hemorrhagic shock before they reach the hospital. Under this protocol, treatment with PolyHeme begins at the scene of the injury or in the ambulance and continues during transport and the initial 12 hour post-injury period in the hospital. Since blood is not presently carried in ambulances, the use of PolyHeme in this setting has the potential to improve survival and address a critical, unmet medical need.

      As of January 10, 2005, 16 clinical sites in the United States were enrolling patients in our pivotal Phase III trial and two other sites had received final Institutional Review Board approval and were preparing to begin patient enrollment. Eight additional sites were engaged in the pre-trial public disclosure and community consultation process. Each of the sites participating in the trial is designated as a Level I trauma center because of its capacity to treat the most severely injured trauma patients. We anticipate that a total of approximately 25 or more clinical sites across the United States will eventually participate in the trial. The trial has an expected enrollment of 720 patients.

      As part of our trial protocol, an independent data monitoring committee, or IDMC, consisting of independent medical and biostatistical experts is responsible for periodically evaluating the safety data from the trial and making recommendations relating to the continuation or modification of the trial protocol to minimize any identified risks to patients. The protocol includes four planned evaluations by the IDMC that occur after 60, 120, 250 and 500 patients have been enrolled and monitored for a 30-day follow up period. The IDMC will focus its initial review on mortality and serious adverse events and will review all safety data as the trial continues. We will receive a recommendation from the IDMC after each review, but we will not have access to the trial data reviewed by the IDMC until the trial is completed.

      In July 2004, the IDMC recommended that our trial continue without modification based on the committee's initial review of blinded data on mortality and serious adverse events from the evaluation of the first 60 patients enrolled in the trial. The IDMC again recommended continuation of the trial without modification in October 2004 based on its review of data following enrollment of the first 120 patients. The length of time for completion of the IDMC review after each enrollment target is reached is expected to become longer as the number of enrolled patients increases. Enrollment in the trial continues during the period of 30 day follow-up, the data preparation and analysis, and the actual IDMC meeting, so the disclosure of the IDMC recommendation does not correspond to the current status of patient enrollment. We anticipate that the IDMC will complete its third review of trial data on the first 250 patients enrolled in our trial in the second calendar quarter of 2005. Northfield's current goal is to complete the patient enrollment phase of our trial by the end of calendar 2005. Our ability to achieve this goal will depend, in part, on the number of clinical sites participating in our trial, and the ability of these sites to enroll patients at the projected rates.

      The progress of our pivotal Phase III trial and the timing and outcome of the FDA review process are subject to significant risks and uncertainties, many of which are outside of our control. We urge you review the "Risk Factors"
section in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission for a discuss of certain of these risks and uncertainties.

      Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(R). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through November 30, 2004, we have incurred operating losses totaling $134,838,000.

      We will be required to complete our pivotal Phase III trial and obtain regulatory approval from Food and Drug Administration before PolyHeme can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties, including those described under "Risk Factors" in our annual report on Form 10-K filed with the Securities and Exchange Commission. We therefore cannot at this time reasonably estimate the timing of any future revenues from the commercial sale of PolyHeme. The costs incurred by Northfield to date and during each period presented below in connection with our development of PolyHeme are described in the Statements of Operations in our financial statements.

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

                              RESULTS OF OPERATIONS

      We reported no revenues for either of the three and six-month periods ended November 30, 2004 or 2003. From Northfield's inception through November 30, 2004, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

      Operating expenses for our second fiscal quarter ended November 30, 2004 totaled $5,088,000, an increase of $1,508,000 from the $3,580,000 reported in the second quarter of fiscal 2004. Measured on a percentage basis, fiscal 2005 operating expenses exceeded fiscal 2004 expenses by 42.1%. As expected, significant increases in operating expenses were incurred to conduct, expand, report and support our pivotal Phase III trial.

      Research and development expense during the second quarter of fiscal 2005 totaled $4,177,000, an increase of $1,619,000, or 63.3%, from the $2,558,000 reported in the second quarter of fiscal 2004. Our pivotal Phase III trial is enrolling patients and we continue to actively pursue additional Level I trauma sites to participate. As of November 30, 2004, 16 sites had full Institutional Review Board approval and were enrolling patients. Work continues to achieve our goal of having 20 to 25 sites enrolling patients by Spring 2005. Included in the second quarter of fiscal 2005 research and development expense was an increase of $1,385,000 for clinical site charges and for data accumulation, data monitoring and analysis compared to the second quarter of fiscal 2004. We anticipate that these expenses will continue to grow consistent with the rate of patient enrollment and site initiation. Also included in the second quarter research and development expenses was an increased use of science consultants to prepare for the reporting to FDA.

      General and administrative expenses in the second quarter of fiscal 2005 totaled $910,000, which is a decrease of $112,000, or 11.0%, from the general and administrative expenses reported in the second quarter of fiscal 2004 of $1,022,000. The decreased expense in the second quarter of fiscal 2005 compared to the second quarter of fiscal year 2004 was due to a reduced use of professional services and administrative consulting. We anticipate modest increases in general and administrative expenses over the balance of fiscal 2005. Our new Internet Web site was launched in September 2004 and an expansion of business development activities is planned. Successfully completing our pivotal Phase III trial remains our primary focus.

      For the six-month period ended November 30, 2004, operating expenses of $10,075,000 exceeded the operating expenses of $6,462,000 incurred in the six-month period ended November 30, 2003. The dollar increase was $3,613,000 and the percentage increase equaled 55.9%. The increases can primarily be attributed to the planning, preparation, execution, analysis and reporting of our pivotal Phase III trial.

      Research and development expenses for the six-month period ended November 30, 2004 totaled $8,216,000, which represents a $3,459,000, or 72.7%, increase from the comparable expenses incurred in the six-month period ended November 30, 2003. During the current fiscal year, increased expense totalling $2,744,000 was reported for sites in monitoring related activities. Additional expenses were also recorded to manufacture increased quantities of clinical material. The cost of additional personnel and higher benefit costs also added to the current year expenses.

      General and administrative expenses for the six-month period ended November 30, 2004 totaled $1,859,000, which is an increase of $155,000, or 9.1%, from the general and administrative expenses reported for the six-month period ended November 30, 2003 of $1,704,000. The increased expenses this fiscal year are due to taxes payable on our increased market capitalization and expenses related to preparing for commercialization. We anticipate modest increases in general and administrative expenses over the balance of fiscal 2005 as successfully completing our pivotal Phase III trial remains our primary focus.

                                 INTEREST INCOME

      Interest income for the three-month period ended November 30, 2004 totaled $156,000, an increase of $131,000 from the $25,000 in interest income reported in the three-month period ended November 30, 2003. Following three successful fund raising efforts in fiscal 2004, Northfield started the fiscal year 2005 with $42,487,000 in available cash resources. This compares to available cash resources at the beginning of fiscal 2004 of $6,890,000. The significant increase in cash balances and a modest increase in available short-term interest rates caused interest income to increase.

      Interest income for the six-month period ended November 30, 2004 totaled $276,000, an increase of $228,000 from the $48,000 in interest income reported in the six-month period ended November 30, 2003. The increase in cash balances and a modest increase in available short-term interest rates caused interest income to increase. We continue to invest our funds only in high grade, short-term instruments.

                                    NET LOSS

      The net loss for the three-month period ended November 30, 2004 totaled $4,932,000, or $0.23 per share, compared to a net loss of $3,555,000, or $0.22 per share, for the three-month period ended November 30,

2003. In dollar terms the loss increased by 38.7%, primarily from the expense of conducting our pivotal Phase III trial. However, on a per share basis the additional 5,277,000 shares outstanding in the current year mitigated the loss per share increase to 4.5%.

      On a fiscal year to date basis, we reported a loss of $9,799,000 or $0.46 per share compared to a prior year six-month loss of $6,488,000 or $0.42 per share. The increased net loss of $3,311,000, primarily from the expense of conducting our pivotal Phase III trial in the first six-months of the current fiscal year as compared to the same period in the prior year was mitigated by the increased number of shares outstanding in the current fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

      From Northfield's inception through November 30, 2004, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $132,525,000. For the six-months ended November 30, 2004 and 2003, these cash expenditures totaled $10,129,000 and $6,779,000, respectively. The six-month increase in cash utilization is due primarily to expenses related to our pivotal Phase III trial.

      We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of November 30, 2004, we had cash and marketable securities totaling $33,854,000. It should be noted that in this fiscal year lobbying efforts have been successful in securing a $1.4 million federal appropriation as part of the 2005 Defense Appropriation Bill. As of November 30, 2004 we have not yet received the funds.

      We believe our existing capital resources will be adequate to satisfy our operating capital requirements, including patient enrollment and the initial data accumulation for our pivotal Phase III trial, and maintain our existing manufacturing plant and office facilities for approximately the next 15 to 18 months. Thereafter, we will require substantial additional funding to pursue FDA regulatory approval for Polyheme, to expand our commercial manufacturing and marketing capabilities and to continue our ongoing operations.

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


                        NET DEFERRED TAX ASSETS VALUATION

      We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as Northfield's ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of November 30, 2004, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

                             CONTRACTUAL OBLIGATIONS


      The following table reflects a summary of our contractual cash obligations as of November 30, 2004:

                                                        LESS THAN                       4-5
CONTRACTUAL CASH OBLIGATIONS               TOTAL         ONE YEAR      1-3 YEARS       YEARS
--------------------------------------   ----------     ----------     ----------     --------
Lease Obligations(1) .................   $2,825,031     $  858,656     $1,587,466     $378,909
Other Obligations ....................      639,045        591,962         47,083           --
                                         ----------     ----------     ----------     --------
Total Contractual Cash Obligations ...   $3,464,076     $1,450,618     $1,634,549     $378,909
                                         ==========     ==========     ==========     ========

----------
(1) The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to six months base rent. At November 30, 2004, this penalty would have amounted to $156,750.

                      Recently Issued Accounting Standards

    In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment: an amendment of FASB Statements No. 123 and 95", was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Statement is effective for public companies with interim or annual periods beginning after June
    15, 2005. The Company will adopt SFAS 123(R) for the period ended November 30, 2005. The Company will assess the impact of the transition to this new accounting standard during the upcoming months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease on our cash and marketable securities of $33.8 million at November 30, 2004 would decrease interest income by $338,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits

      a)    Exhibit 10.1   -    Form of restricted stock grant to officers and
                                employees pursuant the Northfield Laboratories
                                Inc. 2003 Equity Compensation Plan

            Exhibit 10.2   -    Form of stock option grant to officers and
                                employees pursuant the Northfield Laboratories
                                Inc. 2003 Equity Compensation Plan

            Exhibit 10.3   -    Form of stock option grant to directors pursuant
                                the Northfield Laboratories Inc. 2003 Equity
                                Compensation Plan.

            Exhibit 10.4   -    Form of stock option grant pursuant the
                                Northfield Laboratories Inc. Stock Option Plan for New Employees

            Exhibit 15     -    Acknowledgment of Independent Registered Public
                                Accounting Firm Regarding Accountants' Review
                                Report

            Exhibit 31.1   -    Certification of Steven A. Gould, M.D., pursuant
                                to Rule 13a-14(a) under the Securities Exchange
                                Act of 1934

            Exhibit 31.2   -    Certification of Jack J. Kogut, pursuant to Rule
                                13a-14(a) under the Securities Exchange Act of
                                1934

            Exhibit 32.1   -    Certification of Steven A. Gould, M.D., pursuant
                                to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.2   -    Certification of Jack J. Kogut, pursuant to 18
                                U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002

      b)    None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 7, 2005.

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