Form 10-Q
period 2005-02-28
NORTHFIELD LABORATORIES INC /DE/
filed 2005-04-11
CIK 920947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

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

AS OF FEBRUARY 28, 2005, REGISTRANT HAD 26,745,239 SHARES OF COMMON STOCK
      OUTSTANDING

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Northfield Laboratories Inc.:

We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of February 28, 2005, and the related statements of operations for the three-month periods ended February 28, 2005 and February 29, 2004, and the statements of operations and cash flows for the nine-month periods ended February 28, 2005 and February 29, 2004. We have also reviewed the statements of shareholders' equity (deficit) for the nine-month period ended February 28, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Northfield Laboratories Inc. as of May 31, 2004, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2004 (not presented herein); and in our report dated July 12, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2004 and in the accompanying statements of operations, cash flows and shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statements from which it has been derived.

As discussed in note 4 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," as of June 1, 2003.

/s/ KPMG LLP

Chicago, Illinois
April 8, 2005

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                       February 28, 2005 and May 31, 2004

                                                                      FEBRUARY 28,         MAY 31,
                                                                          2005              2004
                                                                   ------------------   ------------
                                                                       (unaudited)
                                    ASSETS
Current assets:
    Cash                                                           $       14,290,996     39,042,884
    Marketable securities                                                  87,996,613      3,443,825
    Prepaid expenses                                                          353,396        614,664
    Other current assets                                                       80,471          1,082
                                                                   ------------------   ------------

             Total current assets                                         102,721,476     43,102,455

Property, plant, and equipment                                             14,723,138     14,521,555
Accumulated depreciation                                                  (13,992,758)   (13,515,061)
                                                                   ------------------   ------------

    Net property, plant and equipment                                         730,380      1,006,494
                                                                   ------------------   ------------

Other assets                                                                   69,631         70,389
                                                                   ------------------   ------------

                                                                   $      103,521,487     44,179,338
                                                                   ==================   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $        1,448,859      1,837,651
    Accrued expenses                                                           51,891        117,007
    Accrued compensation and benefits                                         365,860        418,813
                                                                   ------------------   ------------

             Total current liabilities                                      1,866,610      2,373,471

Other liabilities                                                             251,655        252,756
                                                                   ------------------   ------------

             Total liabilities                                              2,118,265      2,626,227
                                                                   ------------------   ------------
Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                                  --             --
    Common stock, $.01 par value. Authorized 30,000,000 shares;
      issued and outstanding 26,745,239 at February 28, 2005
      and 21,398,439 at May 31, 2004                                          267,452        213,984
    Additional paid-in capital                                            240,959,244    166,534,302
    Deficit accumulated during the development stage                     (139,685,801)  (125,039,555)
    Deferred compensation                                                    (137,673)      (155,620)
                                                                   ------------------   ------------

             Total shareholders' equity                                   101,403,222     41,553,111
                                                                   ------------------   ------------

                                                                   $      103,521,487     44,179,338
                                                                   ==================   ============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

Three and nine months ended February 28, 2005 and February 29, 2004 and for the period from June 19, 1985 (inception) through February 28, 2005


                                                                                                                  CUMULATIVE
                                                THREE MONTHS ENDED                  NINE MONTHS ENDED                FROM
                                         FEBRUARY 28,        FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,      JUNE 19, 1985
                                         ------------        -----------      -----------      ------------   (INCEPTION) THROUGH
                                             2005                2004            2005              2004        FEBRUARY 28, 2005
                                         ------------        -----------      -----------      ------------   ------------------
                                         (UNAUDITED)         (UNAUDITED)      (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
                                         ------------        -----------      -----------      ------------   ------------------
Revenues - license income                $         --                 --               --                --         3,000,000
                                         ------------         ----------      -----------       -----------      ------------
Costs and expenses:
    Research and development                3,817,764          2,630,387       12,033,650         7,387,751       119,049,705
    General and administrative              1,310,923            882,914        3,169,711         2,587,086        47,623,694
                                         ------------         ----------      -----------       -----------      ------------

                                            5,128,687          3,513,301       15,203,361         9,974,837       166,673,399
                                         ------------         ----------      -----------       -----------      ------------

Other income and expense:
    Interest income                           281,109             28,880          557,115            77,352        24,145,753
    Interest expense                               --                 --               --                --            83,234
                                         ------------         ----------      -----------       -----------      ------------

                                              281,109             28,880          557,115            77,352        24,062,519
                                         ------------         ----------      -----------       -----------      ------------

Cumulative effect of change in
    accounting principle                           --                 --               --            74,921            74,921
                                         ------------         ----------      -----------       -----------      ------------

             Net loss                    $ (4,847,578)        (3,484,421)     (14,646,246)       (9,972,406)     (139,685,801)
                                         ============         ==========      ===========       ===========      ============

Net loss per share - basic and diluted   $      (0.21)             (0.20)           (0.67)            (0.62)           (13.07)
                                         ============         ==========      ===========       ===========      ============

Shares used in calculation of
    per share data - basic and diluted     22,658,213         17,092,979       21,829,722        16,069,729        10,684,774
                                         ============         ==========      ===========       ===========      ============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Nine months ended February 28, 2005 and for the period
            from June 19, 1985 (inception) through February 28, 2005

                                                                 PREFERRED STOCK         COMMON STOCK
                                                             --------------------   -----------------------
                                                               NUMBER   AGGREGATE     NUMBER     AGGREGATE
                                                             OF SHARES    AMOUNT    OF SHARES     AMOUNT
                                                             ---------  ---------   ----------- -----------
Issuance of common stock on August 27, 1985                      --     $     --     3,500,000  $    35,000
Issuance of Series A convertible preferred stock at $4.00
 per share on August 27, 1985 (net of costs of issuance
 of $79,150)                                                    --           --            --           --
Net loss                                                         --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1986                                          --           --     3,500,000       35,000
Net loss                                                         --           --            --           --
Deferred compensation relating to grant of stock options         --           --            --           --
Amortization of deferred compensation                            --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1987                                          --           --     3,500,000       35,000
Issuance of Series B convertible preferred stock at
 $35.68 per share on August 14, 1987 (net of costs of
 issuance of $75,450)                                            --           --            --           --
Net loss                                                         --           --            --           --
Amortization of deferred compensation                            --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1988                                          --           --     3,500,000       35,000
Issuance of common stock at $24.21 per share on June 7,
 1988 (net of costs of issuance of $246,000)                     --           --       413,020        4,130
Conversion of Series A convertible preferred stock to
 common stock on June 7, 1988                                    --           --     1,250,000       12,500
Conversion of Series B convertible preferred stock to
 common stock on June 7, 1988                                    --           --     1,003,165       10,032
Exercise of stock options at $2.00 per share                     --           --        47,115          471
Issuance of common stock at $28.49 per share on March 6,
 1989 (net of costs of issuance of $21,395)                      --           --       175,525        1,755
Issuance of common stock at $28.49 per share on March 30,
 1989 (net of costs of issuance of $10,697)                      --           --        87,760          878
Sale of options at $28.29 per share to purchase common
 stock at $.20 per share on March 30, 1989 (net of costs of
 issuance of $4,162)                                             --           --            --           --
Net loss                                                         --           --            --           --
Deferred compensation relating to grant of stock options         --           --            --           --
Amortization of deferred compensation                            --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1989                                          --           --     6,476,585       64,766
Net loss                                                         --           --            --           --
Deferred compensation relating to grant of stock options         --           --            --           --
Amortization of deferred compensation                            --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1990                                          --           --     6,476,585       64,766
Net loss                                                         --           --            --           --
Amortization of deferred compensation                            --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1991                                          --           --     6,476,585       64,766
Exercise of stock warrants at $5.60 per share                    --           --        90,000          900
Net loss                                                         --           --            --           --
Amortization of deferred compensation                            --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1992                                          --           --     6,566,585       65,666
Exercise of stock warrants at $7.14 per share                    --           --        15,000          150
Issuance of common stock at $15.19 per share on April 19,
 1993 (net of costs of issuance of $20,724)                      --           --       374,370        3,744
Net loss                                                         --           --            --           --
Amortization of deferred compensation                            --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1993                                          --           --     6,955,955       69,560
Net loss                                                         --           --            --           --
Issuance of common stock at $6.50 per share on May 26,
 1994 (net of costs of issuance of $2,061,149)                   --           --     2,500,000       25,000
Cancellation of stock options                                    --           --            --           --
Amortization of deferred compensation                            --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1994                                          --           --     9,455,955       94,560
Net loss                                                         --           --            --           --
Issuance of common stock at $6.50 per share on June 20,
 1994 (net of issuance costs of $172,500)                        --           --       375,000        3,750
Exercise of stock options at $7.14 per share                     --           --        10,000          100
Exercise of stock options at $2.00 per share                     --           --       187,570        1,875
Cancellation of stock options                                    --           --            --           --
Amortization of deferred compensation                            --           --            --           --
                                                                ---     --------    ----------  -----------
Balance at May 31, 1995                                          --     $     --    10,028,525  $   100,285

See accompanying notes to financial statements and accountants' review report.

SERIES A CONVERTIBLE      SERIES B CONVERTIBLE                        DEFICIT                            TOTAL
  PREFERRED STOCK            PREFERRED STOCK                        ACCUMULATED                         SHARE-
----------------------   ----------------------    ADDITIONAL       DURING THE        DEFERRED         HOLDERS'
  NUMBER    AGGREGATE      NUMBER    AGGREGATE       PAID-IN        DEVELOPMENT        COMPEN-          EQUITY
OF SHARES     AMOUNT     OF SHARES     AMOUNT        CAPITAL           STAGE           SATION          (DEFICIT)
---------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
       --   $       --          --   $       --   $     (28,000)   $          --    $          --    $       7,000
  250,000      250,000          --           --         670,850               --               --          920,850
       --           --          --           --              --         (607,688)              --         (607,688)
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
  250,000      250,000          --           --         642,850         (607,688)              --          320,162
       --           --          --           --              --       (2,429,953)              --       (2,429,953)
       --           --          --           --       2,340,000               --       (2,340,000)              --
       --           --          --           --              --               --          720,000          720,000
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
  250,000      250,000          --           --       2,982,850       (3,037,641)      (1,620,000)      (1,389,791)

       --           --     200,633      200,633       6,882,502               --               --        7,083,135
       --           --          --           --              --       (3,057,254)              --       (3,057,254)
       --           --          --           --              --               --          566,136          566,136
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
  250,000      250,000     200,633      200,633       9,865,352       (6,094,895)      (1,053,864)       3,202,226
       --           --          --           --       9,749,870               --               --        9,754,000
 (250,000)    (250,000)         --           --         237,500               --               --               --
       --           --    (200,633)    (200,633)        190,601               --               --               --
       --           --          --           --          93,759               --               --           94,230
       --           --          --           --       4,976,855               --               --        4,978,610
       --           --          --           --       2,488,356               --               --        2,489,234
       --           --          --           --       7,443,118               --               --        7,443,118
       --           --          --           --              --         (791,206)              --         (791,206)
       --           --          --           --         683,040               --         (683,040)              --
       --           --          --           --              --               --          800,729          800,729
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
       --           --          --           --      35,728,451       (6,886,101)        (936,175)      27,970,941
       --           --          --           --              --       (3,490,394)              --       (3,490,394)
       --           --          --           --         699,163               --         (699,163)              --
       --           --          --           --              --               --          546,278          546,278
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
       --           --          --           --      36,427,614      (10,376,495)      (1,089,060)      25,026,825
       --           --          --           --              --       (5,579,872)              --       (5,579,872)
       --           --          --           --              --               --          435,296          435,296
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
       --           --          --           --      36,427,614      (15,956,367)        (653,764)      19,882,249
       --           --          --           --         503,100               --               --          504,000
       --           --          --           --              --       (7,006,495)              --       (7,006,495)
       --           --          --           --              --               --          254,025          254,025
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
       --           --          --           --      36,930,714      (22,962,862)        (399,739)      13,633,779
       --           --          --           --         106,890               --               --          107,040
       --           --          --           --       5,663,710               --               --        5,667,454
       --           --          --           --              --       (8,066,609)              --       (8,066,609)
       --           --          --           --              --               --          254,025          254,025
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
       --           --          --           --      42,701,314      (31,029,471)        (145,714)      11,595,689
       --           --          --           --              --       (7,363,810)              --       (7,363,810)
       --           --          --           --      14,163,851               --               --       14,188,851
       --           --          --           --         (85,400)              --           85,400               --
       --           --          --           --              --               --              267              267
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
       --           --          --           --      56,779,765      (38,393,281)         (60,047)      18,420,997
       --           --          --           --              --       (7,439,013)              --       (7,439,013)
       --           --          --           --       2,261,250               --               --        2,265,000
       --           --          --           --          71,300               --               --           71,400
       --           --          --           --         373,264               --               --          375,139
       --           --          --           --        (106,750)              --          106,750               --
       --           --          --           --              --               --          (67,892          (67,892)
 --------   ----------   ---------   ----------   -------------    -------------    -------------    -------------
       --   $       --          --   $       --   $  59,378,829    $ (45,832,294)   $     (21,189)   $  13,625,631

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Nine months ended February 28, 2005 and for the period
            from June 19, 1985 (inception) through February 28, 2005

                                                                      PREFERRED STOCK              COMMON STOCK
                                                                   ---------------------   -------------------------
                                                                    NUMBER     AGGREGATE     NUMBER      AGGREGATE
                                                                   OF SHARES     AMOUNT    OF SHARES       AMOUNT
                                                                   ---------   ---------   ----------   ------------
Net loss                                                                --     $      --           --   $         --
Issuance of common stock at $17.75 per share on August 9, 1995
 (net of issuance costs of $3,565,125)                                  --            --    2,925,000         29,250
Issuance of common stock at $17.75 per share on September 11,
 1995 (net of issuance costs of $423,238)                               --            --      438,750          4,388
Exercise of stock options at $2.00 per share                            --            --      182,380          1,824
Exercise of stock options at $6.38 per share                            --            --        1,500             15
Exercise of stock options at $7.14 per share                            --            --       10,000            100
Cancellation of stock options                                           --            --           --             --
Amortization of deferred compensation                                   --            --           --             --
                                                                       ---     ---------   ----------   ------------
Balance at May 31, 1996                                                 --            --   13,586,155        135,862
Net loss                                                                --            --           --             --
Exercise of stock options at $0.20 per share                            --            --      263,285          2,633
Exercise of stock options at $2.00 per share                            --            --      232,935          2,329
Exercise of stock options at $7.14 per share                            --            --       10,000            100
Amortization of deferred compensation                                   --            --           --             --
                                                                       ---     ---------   ----------   ------------
Balance at May 31, 1997                                                 --            --   14,092,375        140,924
Net loss                                                                --            --           --             --
Exercise of stock options at $7.14 per share                            --            --        5,000             50
Amortization of deferred compensation                                   --            --           --             --
                                                                       ---     ---------   ----------   ------------
Balance at May 31, 1998                                                 --            --   14,097,375        140,974
Net loss                                                                --            --           --             --
Non-cash compensation                                                   --            --           --             --
Exercise of stock options at $7.14 per share                            --            --       17,500            175
Exercise of stock warrants at $8.00 per share                           --            --      125,000          1,250
                                                                       ---     ---------   ----------   ------------
Balance at May 31, 1999                                                 --            --   14,239,875        142,399
Net loss                                                                --            --           --             --
Non-cash compensation                                                   --            --           --             --
Exercise of stock options at $13.38 per share                           --            --        2,500             25
                                                                       ---     ---------   ----------   ------------
Balance at May 31, 2000                                                 --            --   14,242,375        142,424
Net loss                                                                --            --           --             --
Non-cash compensation                                                   --            --           --             --
Exercise of stock options at $6.38 per share                            --            --        6,000             60
Exercise of stock options at $10.81 per share                           --            --       17,500            175
                                                                       ---     ---------   ----------   ------------
Balance at May 31, 2001                                                 --            --   14,265,875        142,659
Net loss                                                                --            --           --             --
                                                                       ---     ---------   ----------   ------------
Balance at May 31, 2002                                                 --            --   14,265,875        142,659
Net loss                                                                --            --           --             --
                                                                       ---     ---------   ----------   ------------
Balance at May 31, 2003                                                 --            --   14,265,875        142,659
Issuance of common stock at $5.60 per share on July 28, 2003
 (net of costs of issuance of $909,229)                                 --            --    1,892,857         18,928
Issuance of common stock to directors at $6.08 per share on
 October 30, 2003                                                       --            --       12,335            123
Deferred compensation related to stock grants                           --            --       25,500            255
Amortization of deferred compensation                                   --            --           --             --
Issuance of common stock at $5.80 per share on January 29, 2004
 (net of costs of issuance of $1,126,104)                               --            --    2,585,965         25,860
Issuance of common stock at $5.80 per share on February 18, 2004
 (net of costs of issuance of $116,423)                                 --            --      237,008          2,370
Issuance of common stock at $5.80 per share on April 15, 2004
 (net of costs of issuance of $192,242)                                 --            --      409,483          4,095
Issuance of common stock at $12.00 per share on May 18, 2004
 (net of costs of issuance of $1,716,831.36)                            --            --    1,954,416         19,544
Exercise of stock options at $6.38 per share                            --            --       15,000            150
Net loss                                                                --            --           --             --
                                                                       ---     ---------   ----------   ------------
Balance at May 31, 2004                                                                    21,398,439        213,984
Exercise of stock options at $6.38 per share                            --            --        6,000             60
Deferred compensation related to stock grants                           --            --        5,500             55
Amortization of deferred compensation                                   --            --           --             --
Exercise of stock options at $7.83 per share                            --            --        2,500             25
Exercise of stock options at $13.38 per share                           --            --       20,000            200
Exercise of stock options at $10.88 per share                           --            --       18,000            180
Exercise of stock options at $10.81 per share                           --            --       95,000            950
Exercise of stock options at $7.43 per share                            --            --       12,500            125
Exercise of stock options at $7.13 per share                            --            --          875              9
Exercise of stock options at $10.66 per share                           --            --        2,500             25
Exercise of stock options at $14.17 per share                           --            --        1,500             15
Exercise of stock options at $5.15 per share                            --            --        1,500             15
Issuance of common stock to directors at $12.66 per share on
 September 21, 2004                                                     --            --        5,925             59
Issuance of common stock at $15.00 per share on February 9,
 2005 (net of costs of issuance of $4,995,689)                          --            --    5,175,000         51,750
Net loss                                                                --            --           --             --
                                                                       ---     ---------   ----------   ------------
Balance at February 28, 2005 (unaudited)                                       $           26,745,239   $    267,452

See accompanying notes to financial statements and accountants' review report.


SERIES A CONVERTIBLE   SERIES B CONVERTIBLE                        DEFICIT
   PREFERRED STOCK       PREFERRED STOCK                         ACCUMULATED                               TOTAL
--------------------   --------------------    ADDITIONAL        DURING THE                             SHAREHOLDERS'
 NUMBER    AGGREGATE    NUMBER    AGGREGATE      PAID-IN         DEVELOPMENT          DEFERRED             EQUITY
OF SHARES   AMOUNT     OF SHARES   AMOUNT        CAPITAL            STAGE           COMPENSATION          (DEFICIT)
---------  ---------   ---------  ---------   -------------   ------------------   ---------------   -----------------
    --     $      --       --     $      --   $          --   $       (4,778,875)  $            --   $      (4,778,875)
    --            --       --            --      48,324,374                   --                --          48,353,624
    --            --       --            --       7,360,187                   --                --           7,364,575
    --            --       --            --         362,937                   --                --             364,761
    --            --       --            --           9,555                   --                --               9,570
    --            --       --            --          71,300                   --                --              71,400
    --            --       --            --         (80,062)                  --            80,062                  --
    --            --       --            --              --                   --           (62,726)            (62,726)
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --            --       --            --     115,427,120          (50,611,169)           (3,853)         64,947,960
    --            --       --            --              --           (4,245,693)               --          (4,245,693)
    --            --       --            --          50,025                   --                --              52,658
    --            --       --            --         463,540                   --                --             465,869
    --            --       --            --          71,300                   --                --              71,400
    --            --       --            --              --                   --             2,569               2,569
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --            --       --            --     116,011,985          (54,856,862)           (1,284)         61,294,763
    --            --       --            --              --           (5,883,378)               --          (5,883,378)
    --            --       --            --          35,650                   --                --              35,700
    --            --       --            --              --                   --             1,284               1,284
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --            --       --            --     116,047,635          (60,740,240)               --          55,448,369
    --            --       --            --              --           (7,416,333)               --          (7,416,333)
    --            --       --            --          14,354                   --                                14,354
    --            --       --            --         124,775                   --                --             124,950
    --            --       --            --         998,750                   --                --           1,000,000
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --            --       --            --     117,185,514          (68,156,573)               --          49,171,340
    --            --       --            --              --           (9,167,070)               --          (9,167,070)
    --            --       --            --          57,112                   --                --              57,112
    --            --       --            --          33,425                   --                --              33,450
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --            --       --            --     117,276,051          (77,323,643)               --          40,094,832
    --            --       --            --              --          (10,174,609)               --         (10,174,609)
    --            --       --            --              --                   --                --                  --
    --            --       --            --          38,220                   --                --              38,280
    --            --       --            --         189,000                   --                --             189,175
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --            --       --            --     117,503,271          (87,498,252)               --          30,147,678
    --            --       --            --              --          (10,717,360)               --         (10,717,360)
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --            --       --            --     117,503,271          (98,215,612)               --          19,430,318
    --            --       --            --              --          (12,250,145)               --         (12,250,145)
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --            --       --            --     117,503,271         (110,465,757)               --           7,180,173
    --            --       --            --       9,671,843                   --                --           9,690,771
    --            --       --            --          74,877                   --                --              75,000
    --            --       --            --         190,995                   --          (191,250)                 --
    --            --       --            --              --                   --            35,630              35,630
    --            --       --            --      13,846,633                   --                --          13,872,493
    --            --       --            --       1,255,853                   --                --           1,258,223
    --            --       --            --       2,178,664                   --                --           2,182,759
    --            --       --            --      21,716,616                   --                --          21,736,160
    --            --       --            --          95,550                   --                --              95,700
    --            --       --            --              --          (14,573,798)               --         (14,573,798)
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --            --       --            --     166,534,302         (125,039,555)         (155,620)         41,553,111
    --            --       --            --          38,220                   --                --              38,280
    --            --       --            --          71,055                   --           (71,110)                 --
    --            --       --            --              --                   --            89,057              89,057
    --            --       --            --          19,550                   --                --              19,575
    --            --       --            --         267,400                   --                --             267,600
    --            --       --            --         195,660                   --                --             195,840
    --            --       --            --       1,026,000                   --                --           1,026,950
    --            --       --            --          92,750                   --                --              92,875
    --            --       --            --           6,230                   --                --               6,239
    --            --       --            --          26,625                   --                --              26,650
    --            --       --            --          21,240                   --                --              21,255
    --            --       --            --           7,710                   --                --               7,725
    --            --       --            --          74,941                   --                --              75,000
    --            --       --            --      72,577,561                   --                --          72,629,311
    --            --       --            --              --          (14,646,246)               --         (14,646,246)
   ---     ---------      ---     ---------   -------------   ------------------   ---------------   -----------------
    --     $      --       --     $      --   $ 240,959,244   $     (139,685,801)  $      (137,673)  $     101,403,222

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                  Nine months ended February 28, 2005 and 2004
                         and for the period from June 19, 1985
                         (inception) through February 28, 2005


                                                                                                         CUMULATIVE
                                                                                                            FROM
                                                                      NINE MONTHS ENDED FEBRUARY        JUNE 19, 1985
                                                                     -----------------------------   (INCEPTION) THROUGH
                                                                       28, 2005         29, 2004      FEBRUARY 28, 2005
                                                                     --------------   ------------   -------------------
                                                                      (UNAUDITED)     (UNAUDITED)        (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                         $  (14,646,246)    (9,972,406)     (139,685,801)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                       470,605        519,850        18,235,560
        Non-cash compensation                                               164,055         86,767         3,827,408
        Loss on sale of equipment                                                --             --            66,359
        Changes in assets and liabilities:                                                                        --
           Prepaid expenses                                                 261,268        425,691          (562,607)
           Other current assets                                             (79,389)       (29,367)       (1,976,722)
           Other assets                                                          --        (14,907)            6,851
           Accounts payable                                                (388,792)      (906,300)        1,448,859
           Accrued expenses                                                 (65,116)       (25,908)           51,891
           Accrued compensation and benefits                                (52,954)       (53,054)          365,860
           Other liabilities                                                 (1,101)        94,120           251,655
                                                                     --------------     ----------      ------------

               Net cash used in operating activities                    (14,337,670)    (9,875,514)     (117,970,687)
                                                                     --------------     ----------      ------------

Cash flows from investing activities:
    Purchase of property, plant, equipment, and capitalized
      engineering costs                                                    (201,582)       (72,505)      (18,963,885)
    Proceeds from sale of land and equipment                                     --             --         1,863,023
    Proceeds from matured marketable securities                          11,225,000      2,000,000       422,762,352
    Proceeds from sale of marketable securities                                  --             --         7,141,656
    Purchase of marketable securities                                   (95,769,935)    (3,072,260)     (517,834,342)
                                                                     --------------     ----------      ------------

               Net cash provided by (used in) investing activities      (84,746,517)    (1,144,765)     (105,031,196)
                                                                     --------------     ----------      ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                               79,327,988     26,973,243       235,974,307
    Payment of common stock issuance costs                               (4,995,689)    (2,151,756)      (14,128,531)
    Proceeds from issuance of preferred stock                                    --             --         6,644,953
    Proceeds from sale of stock options to purchase common shares                --             --         7,443,118
    Proceeds from issuance of notes payable                                      --             --         1,500,000
    Repayment of notes payable                                                   --             --          (140,968)
                                                                     --------------     ----------      ------------

               Net cash provided by financing activities                 74,332,299     24,821,487       237,292,879
                                                                     --------------     ----------      ------------

               Net (decrease) increase in cash                          (24,751,888)    13,801,208        14,290,996

Cash at beginning of period                                              39,042,884      4,897,962                --
                                                                     --------------     ----------      ------------

Cash at end of period                                                $   14,290,996     18,699,170        14,290,996
                                                                     ==============     ==========      ============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT CHANGE)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

(1)   BASIS OF PRESENTATION

The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal years. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2004.

(2)   USE OF ESTIMATES

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(3)   COMPUTATION OF NET LOSS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because we reported net losses for all periods presented, basic and diluted per share amounts are the same. As of February 28, 2005, we have 1,385,125 options and 212,392 warrants that were excluded from the net loss per share calculation because their inclusion would have been antidilutive.

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

Our asset retirement obligations are included in other liabilities. The balances and changes thereto are summarized below:

                                                            Quarter Ended February 28, 2005
                                                            -------------------------------
                                                                    (unaudited)
Obligation at May 31, 2004                                           $ 210,066
Accretion                                                               14,179
                                                                     ---------
Obligation at February 28, 2005                                      $ 224,245
                                                                     =========

If the change in accounting had been applied retroactively, our pro forma net loss for the nine-months ended February 29, 2004 would have been $9,897,485, with no change in loss per share.

(5)   STOCK OPTIONS

We account for our fixed plan stock options under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted to directors, officers, and key employees under the plans. As such, compensation expense is recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock option based employee compensation cost is reflected in net loss, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock Based Compensation" to the measurement of stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                         Three Months Ended                 Nine Months ended
                                     February 28,    February 29,      February 28,     February 29,
                                        2005             2004              2005            2004
                                    -------------    -------------     -------------    ------------
                                    (unaudited)      (unaudited)        (unaudited)     (unaudited)

Net loss as reported                $ (4,847,578)       (3,484,421)      (14,646,246)    (9,972,406)

Add:  Stock based compensation
expense included in statements
of operations...................          32,346            11,767           164,055         86,767

Deduct:  Total stock based
compensation expense
determined under the fair
value method for all awards,            (507,347)         (156,098)       (1,400,648)      (590,712)
                                    ------------        ----------       -----------    -----------
                                      (5,322,579)       (3,628,752)      (15,882,839)   (10,476,351)
Basic and diluted loss per share:
         As reported                       (0.21)            (0.20)            (0.67)         (0.62)
         Pro forma                         (0.23)            (0.21)            (0.73)         (0.65)
                                    ============        ==========       ===========    ===========

(6)   RECENTLY ISSUED ACCOUNTING STANDARD

In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment: an amendment of FASB Statements No. 123 and 95", was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Statement is effective for public companies with interim or annual periods beginning after June 15, 2005. The Company will adopt SFAS 123(R) for the three-month period ended November 30, 2005. The Company will assess the impact of the transition to this new accounting standard during the upcoming months.

(7)   MARKETABLE SECURITIES

In February, 2005, the Company completed an underwritten public offering of 5,175,000 shares of common stock. The offering resulted in gross proceeds of $77.6 million. The Company on a short-term basis invested these proceeds in U.S. Treasury Securities, obligations of U.S. government agencies and high grade commercial paper.

The fair market value of the Company's marketable securities was $87,858,238 at February 28, 2005, which included gross unrealized holding losses of $138,375. The fair market value of the Company's marketable securities was $3,441,669 at May 31, 2004, which included gross unrealized holding losses of $2,156. All of these marketable securities are scheduled to mature in less than one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               RECENT DEVELOPMENTS

      We are currently enrolling patients in a pivotal Phase III trial in which our PolyHeme(R) human blood substitute product is being used for the first time in civilian, urban trauma settings to treat severely injured patients in hemorrhagic shock before they reach the hospital. Under this protocol, treatment with PolyHeme begins at the scene of the injury or in the ambulance and continues during transport and the initial 12-hour post-injury period in the hospital. Since blood is not presently carried in ambulances, the use of PolyHeme in this setting has the potential to improve survival and address a critical, unmet medical need.

      As of April 8, 2005, 17 clinical sites in the United States were enrolling patients in our pivotal Phase III trial and five other sites had received final Institutional Review Board, or IRB, approval and were preparing to begin patient enrollment. Multiple additional sites were engaged in the pre-trial public disclosure and community consultation process. Each of the sites participating in the trial is designated as a Level I trauma center, indicating its capacity to treat the most severely injured trauma patients. We anticipate that a total of 25 or more clinical sites across the United States will eventually participate in the trial. The trial has an expected enrollment of 720 patients.

      As part of our trial protocol, an Independent Data Monitoring Committee, or IDMC, is responsible for periodically evaluating the safety data from the trial and making recommendations relating to the continuation or modification of the trial protocol to minimize any identified risks to patients. The protocol includes four planned evaluations by the IDMC that occur after 60, 120, 250 and 500 patients have been enrolled and monitored for a 30-day follow up period. The IDMC focuses its reviews on mortality and serious adverse events and evaluates all safety data as the trial continues. We receive a recommendation from the IDMC after each review, but we will not have access to the trial data reviewed by the IDMC until the trial is completed.

      We recently announced the IDMC recommendation that our trial continue without modification based on the committee's initial review of blinded data on mortality and serious adverse events from the first 250 patients enrolled in the trial. The IDMC made similar recommendations in June and October 2004 following its first two evaluations of safety data from our trial.

      The length of time for completion of the IDMC review after each enrollment target is reached is expected to become longer as the number of enrolled patients increases. Enrollment in the trial continues during the period of 30-day follow-up, data preparation and analysis and meetings of the IDMC, so the disclosure of the IDMC recommendation does not correspond to the current status of patient enrollment. We anticipate that the IDMC will complete its final interim review of safety data on the first 500 patients enrolled in our trial and make a recommendation to us in the fourth calendar quarter of 2005.

      Our current goal is to complete the patient enrollment phase of our trial by the end of calendar 2005. Our ability to achieve this goal will depend, in part, on the number of clinical sites participating in our trial and the ability of these sites to enroll patients at the projected rates.

      The progress of our pivotal Phase III trial and the timing and outcome of the Food and Drug Administration, or FDA, review process are subject to significant risks and uncertainties, many of which are outside of our control. We urge you to review the "Risk Factors" section in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission for a discussion of certain of these risks and uncertainties.

      In February 2005, we announced the completion of an underwritten public offering of 5,175,000 shares of our common stock. The offering resulted in gross proceeds of approximately $77.6 million. We intend to use the proceeds of this offering to fund our post-enrollment activities in our clinical trial, to prepare and submit a Biologics License Application to FDA, to prepare for the commercial launch of PolyHeme, to fund ongoing business operations and for other general corporate purposes.

      Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through February 28, 2005, we have incurred operating losses totaling $139,686,000.

      We will be required to complete our pivotal Phase III trial and obtain regulatory approval from the FDA before PolyHeme can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties. We therefore cannot at this time reasonably estimate the timing of any future revenues from the commercial sale of PolyHeme. The costs incurred by Northfield to date and during each period presented below in connection with our development of PolyHeme are described in the Statements of Operations in our financial statements.

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

                              RESULTS OF OPERATIONS

      We reported no revenues for either of the three and nine-month periods ended February 28, 2005 or February 29, 2004. From Northfield's inception through February 28, 2005, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

      Operating expenses for our third fiscal quarter ended February 28, 2005 totaled $5,129,000, an increase of $1,616,000 from the $3,513,000 reported in the third quarter of fiscal 2004. Measured on a percentage basis, fiscal 2005 operating expenses exceeded fiscal 2004 expenses by 46.0%. As expected, significant increases in operating expenses were incurred to conduct, expand, report and support our pivotal Phase III trial.

      Research and development expense during the third quarter of fiscal 2005 totaled $3,818,000, an increase of $1,188,000, or 45.2%, from the $2,630,000 reported in the third quarter of fiscal 2004. Our pivotal Phase III trial is enrolling patients and we continue to actively pursue additional clinical sites to participate in the trial. We anticipate that these expenses will continue to grow consistent with the rate of patient enrollment and site initiation. Also included in the third quarter research and development expenses was an increased use of science and regulatory consultants to prepare for the reporting of data from our trial to FDA.

      General and administrative expenses in the third quarter of fiscal 2005 totaled $1,311,000, which is an increase of $428,000, or 48.5%, from the $883,000 of general and administrative expenses reported in the third quarter of fiscal 2004. The increased expenses in the third quarter of fiscal 2005 compared to the third quarter of fiscal year 2004 was due to increased compensation expense, increased costs for employee benefits, increased taxes resulting from our recently completed public offering and increased board compensation. We anticipate only modest general and administrative expense increases in the fourth quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004. No new general and administrative programs are currently planned, as successfully completing our pivotal Phase III trial remains our primary focus.

      For the nine-month period ended February 28, 2005, operating expenses of $15,203,000 exceeded the operating expenses of $9,975,000 incurred in the nine-month period ended February 29, 2004. The dollar increase was $5,228,000 and the percentage increase equaled 52.4%. The increases were primarily attributed to the planning, preparation, execution, analysis and reporting of our pivotal Phase III trial.

      Research and development expenses for the nine-month period ended February 28, 2005 totaled $12,034,000, which represents a $4,646,000, or 62.9%, increase from the comparable expenses incurred in the nine-month period ended February 29, 2004. During the current fiscal year, increased expense totaling $3,746,000 was reported for clinical site activities and related monitoring, analysis and reporting. Additional expenses were also recorded to manufacture increased quantities of PolyHeme for use in our trial. The cost of additional personnel and higher benefit costs also added to the current year expenses.

      General and administrative expenses for the nine-month period ended February 28, 2005 totaled $3,170,000, which is an increase of $583,000, or 22.5%, from the $2,587,000 of general and administrative expenses reported for the nine-month period ended February 29, 2004. The increased expenses this fiscal year are due to compensation and benefits, professional services, additional taxes payable based on our increased market capitalization and expenses related to preparing for commercialization of PolyHeme.

                                 INTEREST INCOME

      Interest income for the three-month period ended February 28, 2005 totaled $281,000, an increase of $252,000 from the $29,000 in interest income reported in the three-month period ended February 29, 2004.

      The increase in our interest income was primarily due to our improved cash position resulting from our successful equity financing transactions during the prior 12 months. Our reported cash balance of $21.7 million at the end of the third quarter of fiscal 2004 compares with a cash and marketable securities balance of $102.3 million at the end of our most recent fiscal quarter. Combining increased cash availability and increasing short-term interest rates has allowed us to report significantly higher interest income.

      Interest income for the nine-month period ended February 28, 2005 totaled $557,000, an increase of $480,000 from the $77,000 in interest income reported in the nine-month period ended February 29, 2004. The increase in cash balances and increases in available short-term interest rates caused interest income to increase. We continue to invest our funds only in high grade, short-term instruments.

                                    NET LOSS

      Our net loss for the three-month period ended February 28, 2005 totaled $4,848,000, or $0.21 per share, compared to a net loss of $3,484,000, or $0.20 per share, for the three-month period ended February 29, 2004. In dollar terms, the loss increased by 39.2%, primarily as a result of the increased expenses relating to our pivotal Phase III trial. On a per share basis, however, the additional 5,830,000 shares used in the calculation of per share data in the current fiscal quarter mitigated the loss per share increase to 5.0%.

      On a fiscal year to date basis, we reported a loss of $14,646,000, or $0.67 per share, compared to a prior year nine-month loss of $9,972,000, or $0.62 per share. The increased net loss of $4,674,000, or 46.9%, was primarily the result of increased expenses relating to our pivotal Phase III trial during the first nine-months of the current fiscal year. The per share loss was limited by the dilutional effect of the additional 5,847,000 shares used in the calculation of per share data in the current fiscal year nine-month data.

                         LIQUIDITY AND CAPITAL RESOURCES

      From Northfield's inception through February 28, 2005, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $136,935,000. For the nine-months ended February 28, 2005 and February 29, 2004, these cash expenditures totaled $14,540,000 and $9,948,000, respectively. The current fiscal year nine-month increase in cash utilization is due primarily to expenses related to our pivotal Phase III trial.

      We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of February 28, 2005, we had cash and marketable securities totaling $102,288,000. As previously reported, we have also been successful in securing a $1.4 million federal appropriation as part of the 2005 Defense Appropriation Bill. As of February 28, 2005, we have not yet received these funds.

      We are currently utilizing our cash resources at a rate of approximately $20 million per year. We expect, however, that the rate at which we utilize our cash resources will increase in the coming years as we seek to complete the FDA approval process and begin planning for the commercial launch of PolyHeme.

      We anticipate that our expenditures for site monitoring and patient enrollment in connection with our current Phase III clinical trial will be completed in calendar 2006, while substantial additional costs will be incurred during calendar 2006 to complete and file a Biologics License Application for PolyHeme with FDA. We also expect to incur additional expenses as we build manufacturing, sales, marketing and distribution capabilities in support of the commercialization of PolyHeme.

      Based on our current estimates, we believe our existing capital resources will be sufficient to permit us to conduct our operations, including the planned expansion of our manufacturing, sales, marketing and distribution capabilities, for the next two to three years.

      Thereafter, we may issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of additional government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital or enter into a collaborative arrangement with a strategic partner will depend primarily on the results of our clinical trial, as well as general conditions in the business and financial markets.

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

                       NET DEFERRED TAX ASSETS VALUATION

      We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of February 28, 2005, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

                             CONTRACTUAL OBLIGATIONS

      The following table reflects a summary of our contractual cash obligations as of February 28, 2005:

                                                  LESS THAN                         4-5
Contractual Obligations              TOTAL        ONE YEAR      1-3 YEARS          YEARS
------------------------------    -----------    -----------   ------------     -----------
Lease Obligations (1) ........    $ 3,705,263    $   840,842   $  1,679,147     $ 1,185,274
Other Obligations (2).........      1,251,250      1,251,250             --              --
                                  -----------    -----------   ------------     -----------
Total Contractual Cash Oblig..    $ 4,956,513    $ 2,092,092   $  1,679,147     $ 1,185,274
                                  ===========    ===========   ============     ===========

----------
(1) The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 15, 2009 unamortized broker commissions of $17,470 would also be due.

(2) Represents payments required to be made upon termination of employment agreements with two of our executive officers. The employment contracts renew automatically unless terminated. Figures shown represent compensation payble upon the termination of the employment agreements for reasons other than death, disability, cause or voluntary termination of employment by the executive officer other than for good reason. Additional payments may be required under the employment agreements in connection with a termination of employment of the executive officer following a change in control of Northfield.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received on our cash and marketable securities of $102.3 million at February 28, 2005 would decrease interest income by $1,023,000 on an annual basis.

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
                                  18 U.S.C. Section 1350, as adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002

         b) None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 11, 2005.

                  SIGNATURE                                     TITLE

/s/ Steven A. Gould, M.D.                       Chairman of the Board and Chief
-------------------------                       Executive Officer
Steven A. Gould, M.D.

/s/ Jack J. Kogut                               Sr. Vice President and Chief
-------------------------                       Financial Officer
Jack J. Kogut