Form 10-Q
period 2005-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 2005-10-11
CIK 920947

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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

                                  YES  X       NO
                                      ---         ---

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
                                  YES  X       NO
                                      ---         ---

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
                                  YES        No   X
                                      ---        ---

AS OF AUGUST 31, 2005, REGISTRANT HAD 26,753,897 SHARES OF COMMON STOCK OUTSTANDING

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Northfield Laboratories Inc.:

We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 2005, and the related statements of operations and cash flows for the three-month periods ended August 31, 2005 and August 31, 2004. We have also reviewed the statements of shareholders' equity (deficit) for the three-month period ended August 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Northfield Laboratories Inc. as of May 31, 2005, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2005 (not presented herein); and in our report dated August 12, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2005 and in the accompanying statements of operations, cash flows and shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statements from which it has been derived.


/s/ KPMG LLP

Chicago, Illinois
October 7, 2005

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                        August 31, 2005 and May 31, 2005


                                                                        AUGUST 31,          MAY 31,
                                   ASSETS                                  2005              2005
                                                                      -------------      -------------
                                                                       (unaudited)
Current assets:
    Cash and cash equivalents                                         $  16,976,610          6,800,405
    Marketable securities                                                74,821,186         91,330,289
    Prepaid expenses                                                        714,132            826,741
    Other current assets                                                    143,080            139,808
                                                                      -------------      -------------

             Total current assets                                        92,655,008         99,097,243

Property, plant, and equipment                                           14,921,968         14,796,631
Accumulated depreciation                                                (14,021,278)       (13,961,694)
                                                                      -------------      -------------

Net property, plant, and equipment                                          900,690            834,937
                                                                      -------------      -------------

Other assets                                                                 69,270             69,392
                                                                      -------------      -------------

                                                                      $  93,624,968        100,001,572
                                                                      =============      =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $   2,572,244          3,325,570
    Accrued expenses                                                         68,886            110,679
    Accrued compensation and benefits                                       676,627            539,783
                                                                      -------------      -------------

             Total current liabilities                                    3,317,757          3,976,032

Other liabilities                                                           251,590            251,582
                                                                      -------------      -------------

             Total liabilities                                            3,569,347          4,227,614
                                                                      -------------      -------------

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                                --                 --
    Common stock, $.01 par value. Authorized 30,000,000 shares;
      issued 26,755,614 at August 31, 2005 and 26,752,739 at
      May 31, 2005                                                          267,556            267,527
    Additional paid-in capital                                          241,026,739        240,997,444
    Deficit accumulated during the development stage                   (151,141,737)      (145,361,011)
    Deferred compensation                                                   (71,544)          (104,609)
                                                                      -------------      -------------
                                                                         90,081,014         95,799,351
    Less cost of common shares in treasury; 1,717 shares                    (25,393)           (25,393)
                                                                      -------------      -------------

             Total shareholders' equity                                  90,055,621         95,773,958
                                                                      -------------      -------------

                                                                      $  93,624,968        100,001,572
                                                                      =============      =============


See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

         Three months ended August 31, 2005 and 2004 and for the period from June 19, 1985 (inception) through August 31, 2005





                                                                                         Cumulative
                                                                                            from
                                                Three months ended August 31,          June 19, 1985
                                              ----------------------------------          through
                                                    2005              2004            AUGUST 31, 2005
                                              --------------      --------------      ---------------
                                                (unaudited)       (unaudited)           (unaudited)
Revenues - license income                       $         --                --            3,000,000
 Costs and expenses:
    Research and development                       5,093,874         4,038,436          128,709,665
    General and administrative                     1,388,994           948,725           50,832,597
                                                ------------      ------------         ------------

                                                   6,482,868         4,987,161          179,542,262

Other income and expense:
    Interest income                                  702,142           120,192           25,558,680
    Interest expense                                      --                --               83,234
                                                ------------      ------------         ------------

                                                $    702,142           120,192           25,475,446
                                                ------------      ------------         ------------
Net loss before cumulative effect of change
    in accounting principle                       (5,780,726)       (4,866,969)        (151,066,816)
                                                ------------      ------------         ------------
Cumulative effect of change in
    accounting principle                                  --                --               74,921
                                                ------------      ------------         ------------

             Net loss                           $ (5,780,726)       (4,866,969)        (151,141,737)
                                                ============      ============         ============

Net loss per share - basic and diluted          $      (0.22)            (0.23)              (13.63)
                                                ============      ============         ============

Shares used in calculation of
    per share data - basic and diluted            26,751,396        21,404,374           11,089,187
                                                ============      ============         ============


See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

                   Three months ended August 31, 2005 and for the period from June 19, 1985 (inception) through August 31, 2005



                                                                           PREFERRED STOCK                COMMON STOCK
                                                                       ----------------------    ----------------------------
                                                                         NUMBER    AGGREGATE        NUMBER          AGGREGATE
                                                                       OF SHARES     AMOUNT        OF SHARES         AMOUNT
                                                                       ---------   ----------    --------------    ----------
Issuance of common stock on August 27, 1985                                --      $                  3,500,000     $  35,000
Issuance of Series A convertible preferred stock at $4.00
 per share on August 27, 1985 (net of costs of issuance
 of $79,150)                                                               --             --                --            --
Net loss                                                                   --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1986                                                    --             --         3,500,000        35,000
Net loss                                                                   --             --                --            --
Deferred compensation relating to grant of stock options                   --             --                --            --
Amortization of deferred compensation                                      --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1987                                                    --             --         3,500,000        35,000
Issuance of Series B convertible preferred stock at
 $35.68 per share on August 14, 1987 (net of costs of
 issuance of $75,450)                                                      --             --                --            --
Net loss                                                                   --             --                --            --
Amortization of deferred compensation                                      --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1988                                                    --             --         3,500,000        35,000
Issuance of common stock at $24.21 per share on June 7,
 1988 (net of costs of issuance of $246,000)                               --             --           413,020         4,130
Conversion of Series A convertible preferred stock to
 common stock on June 7, 1988                                              --             --         1,250,000        12,500
Conversion of Series B convertible preferred stock to
 common stock on June 7, 1988                                              --             --         1,003,165        10,032
Exercise of stock options at $2.00 per share                               --             --            47,115           471
Issuance of common stock at $28.49 per share on March 6,
 1989 (net of costs of issuance of $21,395)                                --             --           175,525         1,755
Issuance of common stock at $28.49 per share on March 30,
 1989 (net of costs of issuance of $10,697)                                --             --            87,760           878
Sale of options at $28.29 per share to purchase common
 stock at $.20 per share on March 30, 1989 (net of costs
 of issuance of $4,162)                                                    --             --                --            --
Net loss                                                                   --             --                --            --
Deferred compensation relating to grant of stock options                   --             --                --            --
Amortization of deferred compensation                                      --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1989                                                    --             --         6,476,585        64,766
Net loss                                                                   --             --                --            --
Deferred compensation relating to grant of stock options                   --             --                --            --
Amortization of deferred compensation                                      --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1990                                                    --             --         6,476,585        64,766
Net loss                                                                   --             --                --            --
Amortization of deferred compensation                                      --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1991                                                    --             --         6,476,585        64,766
Exercise of stock warrants at $5.60 per share                              --             --            90,000           900
Net loss                                                                   --             --                --            --
Amortization of deferred compensation                                      --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1992                                                    --             --         6,566,585        65,666
Exercise of stock warrants at $7.14 per share                              --             --            15,000           150
Issuance of common stock at $15.19 per share on April 19,
 1993 (net of costs of issuance of $20,724)                                --             --           374,370         3,744
Net loss                                                                   --             --                --            --
Amortization of deferred compensation                                      --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1993                                                    --             --         6,955,955        69,560
Net loss                                                                   --             --                --            --
Issuance of common stock at $6.50 per share on May 26,
 1994 (net of costs of issuance of $2,061,149)                             --             --         2,500,000        25,000
Cancellation of stock options                                              --             --                --            --
Amortization of deferred compensation                                      --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1994                                                    --             --         9,455,955        94,560
Net loss                                                                   --             --                --            --
Issuance of common stock at $6.50 per share on June 20,
 1994 (net of issuance costs of $172,500)                                  --             --           375,000         3,750
Exercise of stock options at $7.14 per share                               --             --            10,000           100
Exercise of stock options at $2.00 per share                               --             --           187,570         1,875
Cancellation of stock options                                              --             --                --            --
Amortization of deferred compensation                                      --             --                --            --
                                                                          ---      ---------        ----------     ---------
Balance at May 31, 1995                                                    --      $      --        10,028,525     $ 100,285

See accompanying notes to financial statements and accountants' review report.

  SERIES A CONVERTIBLE      SERIES B CONVERTIBLE                          DEFICIT                                      TOTAL
    PREFERRED STOCK            PREFERRED STOCK                          ACCUMULATED                                   SHARE-
-----------------------    -----------------------      ADDITIONAL       DURING THE       DEFERRED                   HOLDERS'
  NUMBER      AGGREGATE      NUMBER      AGGREGATE       PAID-IN        DEVELOPMENT        COMPEN-     TREASURY       EQUITY
 OF SHARES     AMOUNT      OF SHARES       AMOUNT        CAPITAL           STAGE           SATION       SHARES       (DEFICIT)
----------   ----------    ----------    ---------     ------------    -------------     -----------   --------    -------------
      --     $       --            --    $       --    $    (28,000)    $          --    $        --        --     $      7,000

 250,000        250,000            --            --         670,850                --             --        --          920,850
      --             --            --            --              --          (607,688)            --        --         (607,688)
--------     ----------    ----------    ----------    ------------     -------------    -----------     -----     ------------
 250,000        250,000            --            --         642,850          (607,688)            --        --          320,162
      --             --            --            --              --        (2,429,953)            --        --       (2,429,953)
      --             --            --            --       2,340,000                --     (2,340,000)       --               --
      --             --            --            --              --                --        720,000        --          720,000
--------     ----------    ----------    ----------    ------------     -------------    -----------     -----     ------------
 250,000        250,000            --            --       2,982,850        (3,037,641)    (1,620,000)       --       (1,389,791)

      --             --       200,633       200,633       6,882,502                --             --        --        7,083,135
      --             --            --            --              --        (3,057,254)            --        --       (3,057,254)
      --             --            --            --              --                --        566,136        --          566,136
--------     ----------    ----------    ----------    ------------     -------------    -----------     -----     ------------
 250,000        250,000       200,633       200,633       9,865,352        (6,094,895)    (1,053,864)       --        3,202,226
      --             --            --            --       9,749,870                --             --        --        9,754,000
(250,000)      (250,000)           --            --         237,500                --             --        --               --
      --             --      (200,633)     (200,633)        190,601                --             --        --               --
      --             --            --            --          93,759                --             --        --           94,230
      --             --            --            --       4,976,855                --             --        --        4,978,610
      --             --            --            --       2,488,356                --             --        --        2,489,234

      --             --            --            --       7,443,118                --             --        --        7,443,118
      --             --            --            --              --          (791,206)            --        --         (791,206)
      --             --            --            --         683,040                --       (683,040)       --               --
      --             --            --            --              --                --        800,729        --          800,729
--------     ----------    ----------       -------    ------------     -------------    -----------     -----     ------------
      --             --            --            --      35,728,451        (6,886,101)      (936,175)       --       27,970,941
      --             --            --            --              --        (3,490,394)            --        --       (3,490,394)
      --             --            --            --         699,163                --       (699,163)       --               --
      --             --            --            --              --                --        546,278        --          546,278
--------     ----------    ----------      --------    ------------     -------------    -----------     -----     ------------
      --             --            --            --      36,427,614       (10,376,495)    (1,089,060)       --       25,026,825
      --             --            --            --              --        (5,579,872)            --        --       (5,579,872)
      --             --            --            --              --                --        435,296        --          435,296
--------     ----------    ----------      --------    ------------     -------------    -----------     -----     ------------
      --             --            --            --      36,427,614       (15,956,367)      (653,764)       --       19,882,249
      --             --            --            --         503,100                --             --        --          504,000
      --             --            --            --              --        (7,006,495)            --        --       (7,006,495)
      --             --            --            --              --                --        254,025        --          254,025
--------     ----------    ----------    ----------    ------------     -------------    -----------     -----     ------------
      --             --            --            --      36,930,714       (22,962,862)      (399,739)       --       13,633,779
      --             --            --            --         106,890                --             --        --          107,040
      --             --            --            --       5,663,710                --             --        --        5,667,454
      --             --            --            --              --        (8,066,609)            --        --       (8,066,609)
      --             --            --            --              --                --        254,025        --          254,025
--------     ----------    ----------    ----------    ------------     -------------    -----------     -----     ------------
      --             --            --            --      42,701,314       (31,029,471)      (145,714)       --       11,595,689
      --             --            --            --              --        (7,363,810)            --        --       (7,363,810)
      --             --            --            --      14,163,851                --             --        --       14,188,851
      --             --            --            --         (85,400)               --         85,400        --               --
      --             --            --            --              --                --            267        --              267
--------     ----------    ----------    ----------    ------------     -------------    -----------     -----     ------------
      --             --            --            --      56,779,765       (38,393,281)       (60,047)       --       18,420,997
      --             --            --            --              --        (7,439,013)            --        --       (7,439,013)
      --             --            --            --       2,261,250                --             --        --        2,265,000
      --             --            --            --          71,300                --             --        --           71,400
      --             --            --            --         373,264                --             --        --          375,139
      --             --            --            --        (106,750)               --        106,750        --               --
      --             --            --            --              --                --        (67,892)       --          (67,892)
--------     ----------    ----------    ----------    ------------     -------------    -----------     -----     ------------
      --     $       --            --    $       --    $ 59,378,829     $ (45,832,294)   $   (21,189)       --     $ 13,625,631

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

              Three months ended August 31, 2005 and for the period
             from June 19, 1985 (inception) through August 31, 2005




                                                                          PREFERRED STOCK                COMMON STOCK
                                                                       ---------------------     ----------------------------
                                                                         NUMBER    AGGREGATE        NUMBER         AGGREGATE
                                                                       OF SHARES     AMOUNT        OF SHARES        AMOUNT
                                                                       ---------   ---------     ------------   -------------
Net loss
Issuance of common stock at $17.75 per share on August 9, 1995            --       $    --                --    $        --
 (net of issuance costs of $3,565,125)                                    --            --         2,925,000         29,250
Issuance of common stock at $17.75 per share on September 11, 1995
 (net of issuance costs of $423,238)                                      --            --           438,750          4,388
Exercise of stock options at $2.00 per share                              --            --           182,380          1,824
Exercise of stock options at $6.38 per share                              --            --             1,500             15
Exercise of stock options at $7.14 per share                              --            --            10,000            100
Cancellation of stock options                                             --            --                --             --
Amortization of deferred compensation                                     --            --                --             --
                                                                       -----         -----        ----------     ----------
Balance at May 31, 1996                                                   --            --        13,586,155        135,862
Net loss                                                                  --            --                --             --
Exercise of stock options at $0.20 per share                              --            --           263,285          2,633
Exercise of stock options at $2.00 per share                              --            --           232,935          2,329
Exercise of stock options at $7.14 per share                              --            --            10,000            100
Amortization of deferred compensation                                     --            --                --             --
                                                                       -----         -----        ----------     ----------
Balance at May 31, 1997                                                   --            --        14,092,375        140,924
Net loss                                                                  --            --                --             --
Exercise of stock options at $7.14 per share                              --            --             5,000             50
Amortization of deferred compensation                                     --            --                --             --
                                                                       -----         -----        ----------     ----------
Balance at May 31, 1998                                                   --            --        14,097,375        140,974
Net loss                                                                  --            --                --             --
Non-cash compensation                                                     --            --                --             --
Exercise of stock options at $7.14 per share                              --            --            17,500            175
Exercise of stock warrants at $8.00 per share                             --            --           125,000          1,250
                                                                       -----         -----        ----------     ----------
Balance at May 31, 1999                                                   --            --        14,239,875        142,399
Net loss                                                                  --            --                --             --
Non-cash compensation                                                     --            --                --             --
Exercise of stock options at $13.38 per share                             --            --             2,500             25
                                                                       -----         -----        ----------     ----------
Balance at May 31, 2000                                                   --            --        14,242,375        142,424
Net loss                                                                  --            --                --             --
Non-cash compensation                                                     --            --                --             --
Exercise of stock options at $6.38 per share                              --            --             6,000             60
Exercise of stock options at $10.81 per share                             --            --            17,500            175
                                                                       -----         -----        ----------     ----------
Balance at May 31, 2001                                                   --            --        14,265,875        142,659
Net loss                                                                  --            --                --             --
                                                                       -----         -----        ----------     ----------
Balance at May 31, 2002                                                   --            --        14,265,875        142,659
Net loss                                                                  --            --                --             --
                                                                       -----         -----        ----------     ----------
Balance at May 31, 2003                                                   --            --        14,265,875        142,659
Issuance of common stock at $5.60 per share on July 28, 2003
 (net of costs of issuance of $909,229)                                   --            --         1,892,857         18,928
Issuance of common stock to directors at $6.08 per share on
 October 30, 2003                                                         --            --            12,335            123
Deferred compensation related to stock grants                             --            --            25,500            255
Amortization of deferred compensation                                     --            --                --             --
Issuance of common stock at $5.80 per share on January 29, 2004
 (net of costs of issuance of $1,126,104)                                 --            --         2,585,965         25,860
Issuance of common stock at $5.80 per share on February 18, 2004
 (net of costs of issuance of $116,423)                                   --            --           237,008          2,370
Issuance of common stock at $5.80 per share on April 15, 2004
 (net of costs of issuance of $192,242)                                   --            --           409,483          4,095
Issuance of common stock at $12.00 per share on May 18, 2004
 (net of costs of issuance of $1,716,831.36)                              --            --         1,954,416         19,544
Exercise of stock options at $6.38 per share                              --            --            15,000            150
Net loss                                                                  --            --                --             --
                                                                       -----        ------       -----------     ----------
Balance at May 31, 2004                                                                           21,398,439        213,984
Deferred compensation related to stock grants                             --            --             5,500             55
Amortization of deferred compensation                                     --            --                --             --
Exercise of stock options between $5.08 and $14.17 per share              --            --           167,875          1,679
Cost of shares in treasury, 1,717 shares                                  --            --                --             --
Issuance of common stock to directors at $12.66 per share on
 September 21, 2004                                                       --            --             5,925             59
Issuance of common stock at $15.00 per share on February 9,
 2005 (net of costs of issuance of $4,995,689)                            --            --         5,175,000         51,750
Net loss                                                                  --            --                --             --
                                                                       -----        ------       -----------     ----------
Balance at May 31, 2005                                                   --        $   --        26,752,739     $  267,527
Amortization of deferred compensation (unaudited)                         --            --                --             --
Exercise of stock options at $7.13 and $10.66 per share (unaudited)       --            --             2,875             29
Net loss (unaudited)                                                      --            --                --             --
                                                                       -----        ------       -----------     ----------
Balance at August 31, 2005 (unaudited)                                    --        $   --        26,755,614     $  267,556
                                                                       =====        ======       ===========     ==========


See accompanying notes to financial statements and accountants' review report.

SERIES A CONVERTIBLE     SERIES B CONVERTIBLE                                                                          TOTAL
   PREFERRED STOCK         PREFERRED STOCK                        ACCUMULATED                                          SHARE-
---------------------   ---------------------     ADDITIONAL      DURING THE        DEFERRED                          HOLDERS'
  NUMBER    AGGREGATE     NUMBER    AGGREGATE      PAID-IN        DEVELOPMENT        COMPEN-        TREASURY           EQUITY
OF SHARES    AMOUNT     OF SHARES    AMOUNT        CAPITAL           STAGE           SATION          SHARES          (DEFICIT)
---------  ----------   --------   ----------   -------------   ---------------    -----------    ------------     -------------
     --    $      --         --    $       --             --    $   (4,778,875)    $        --              --     $  (4,778,875)
     --           --         --            --     48,324,374                --              --              --        48,353,624
     --           --         --            --      7,360,187                --              --              --         7,364,575
     --           --         --            --        362,937                --              --              --           364,761
     --           --         --            --          9,555                --              --              --             9,570
     --           --         --            --         71,300                --              --              --            71,400
     --           --         --            --        (80,062)               --          80,062              --                --
     --           --         --            --             --                --         (62,726)             --           (62,726)
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --    115,427,120       (50,611,169)         (3,853)             --        64,947,960
     --           --         --            --             --        (4,245,693)             --              --        (4,245,693)
     --           --         --            --         50,025                --              --              --            52,658
     --           --         --            --        463,540                --              --              --           465,869
     --           --         --            --         71,300                --              --              --            71,400
     --           --         --            --             --                --           2,569              --             2,569
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --    116,011,985       (54,856,862)         (1,284)             --        61,294,763
     --           --         --            --             --        (5,883,378)             --              --        (5,883,378)
     --           --         --            --         35,650                --              --              --            35,700
     --           --         --            --             --                --           1,284              --             1,284
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --    116,047,635       (60,740,240)             --              --        55,448,369
     --           --         --            --             --        (7,416,333)             --              --        (7,416,333)
     --           --         --            --         14,354                --              --              --            14,354
     --           --         --            --        124,775                --              --              --           124,950
     --           --         --            --        998,750                --              --              --         1,000,000
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --    117,185,514       (68,156,573)             --              --        49,171,340
     --           --         --            --             --        (9,167,070)             --              --        (9,167,070)
     --           --         --            --         57,112                --              --              --            57,112
     --           --         --            --         33,425                --              --              --            33,450
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --    117,276,051       (77,323,643)             --              --        40,094,832
     --           --         --            --             --       (10,174,609)             --              --       (10,174,609)
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --         38,220                --              --              --            38,280
     --           --         --            --        189,000                --              --              --           189,175
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --    117,503,271       (87,498,252)             --              --        30,147,678
     --           --         --            --             --       (10,717,360)             --              --       (10,717,360)
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --    117,503,271       (98,215,612)             --              --        19,430,318
     --           --         --            --             --       (12,250,145)             --              --       (12,250,145)
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --    117,503,271      (110,465,757)             --              --         7,180,173
     --           --         --            --      9,671,843                --              --              --         9,690,771
     --           --         --            --         74,877                --              --              --            75,000
     --           --         --            --        190,995                --        (191,250)             --                --
     --           --         --            --             --                --          35,630              --            35,630
     --           --         --            --     13,846,633                --              --              --        13,872,493
     --           --         --            --      1,255,853                --              --              --         1,258,223
     --           --         --            --      2,178,664                --              --              --         2,182,759
     --           --         --            --     21,716,616                --              --              --        21,736,160
     --           --         --            --         95,550                --              --              --            95,700
     --           --         --            --             --       (14,573,798)             --              --       (14,573,798)
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --           --         --            --    166,534,302      (125,039,555)       (155,620)             --        41,553,111
     --           --         --            --         71,055                --         (71,110)             --                --
     --           --         --            --             --                --         122,121              --           122,121
     --           --         --            --      1,739,585                --              --              --         1,741,264
     --           --         --            --             --                --              --         (25,393)          (25,393)
     --           --         --            --         74,941                --              --              --            75,000
     --           --         --            --     72,577,561                --              --              --        72,629,311
     --           --         --            --             --       (20,321,456)             --              --       (20,321,456)
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
     --    $      --         --    $       --  $ 240,997,444     $(145,361,011     $  (104,609)        (25,393)     $ 95,773,958
     --           --         --            --             --                --          33,065              --            33,065
     --           --         --            --         29,295                --              --              --            29,324
     --           --         --            --             --        (5,780,726)             --              --        (5,780,726)
-------    ---------   --------    ----------  -------------     -------------     -----------     -----------      ------------
    --     $      --         --    $       --  $ 241,026,739     $(151,141,737)    $   (71,544)        (25,393)     $ 90,055,621
=======    =========   ========    ==========  =============     =============     ===========     ===========      ============

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                   Three months ended August 31, 2005 and 2004
                      and for the period from June 19, 1985
                       (inception) through August 31, 2005




                                                                                                                    Cumulative
                                                                                                                        from
                                                                                Three months ended August 31,      June 19, 1985
                                                                              ---------------------------------       through
                                                                                   2005               2004        August 31, 2005
                                                                              --------------    ---------------   ---------------
                                                                               (unaudited)        (unaudited)       (unaudited)
Cash flows from operating activities:
   Net loss                                                                    $ (5,780,726)       (4,866,969)     (151,141,737)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Marketable security amortization                                             (484,070)            8,492        (1,085,390)
      Depreciation and amortization                                                  59,707           159,485        18,336,415
      Non-cash compensation                                                          33,065            23,841         3,893,539
      Loss on sale of equipment                                                          --                --            66,359
      Changes in assets and liabilities:
        Prepaid expenses                                                            112,609            21,275          (923,343)
        Other current assets                                                         (3,272)          (23,160)       (2,039,331)
        Other assets                                                                     --                --             6,851
        Accounts payable                                                           (753,326)         (800,905)        2,572,244
        Accrued expenses                                                            (41,793)          (60,855)           68,886
        Accrued compensation and benefits                                           136,844            (2,285)          676,627
        Other liabilities                                                                 8              (954)          251,590
                                                                               ------------      ------------      ------------

           Net cash used in operating activities                                 (6,720,954)       (5,542,035)     (129,317,290)
                                                                               ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of property, plant, equipment, and
     capitalized engineering costs                                                 (125,337)          (60,564)      (19,162,716)
   Proceeds from sale of land and equipment                                              --                --         1,863,023
   Proceeds from matured marketable securities                                   37,820,000         3,090,000       467,672,352
   Proceeds from sale of marketable securities                                           --                --         7,141,656
   Purchase of marketable securities                                            (20,826,828)      (10,672,560)     (548,555,501)
                                                                               ------------      ------------      ------------

           Net cash provided by (used in) investing activities                   16,867,835        (7,643,124)      (91,041,186)
                                                                               ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                            29,324            38,280       236,016,514
   Payment of common stock issuance costs                                                --                --       (14,128,531)
   Proceeds from issuance of preferred stock                                             --                --         6,644,953
   Proceeds from sale of stock options to
     purchase common shares                                                              --                --         7,443,118
   Proceeds from issuance of notes payable                                               --                --         1,500,000
   Repayment of notes payable                                                            --                --          (140,968)
                                                                               ------------      ------------      ------------

           Net cash provided by financing activities                                 29,324            38,280       237,335,086
                                                                               ------------      ------------      ------------

           Net (decrease) increase in cash                                       10,176,205       (13,146,879)       16,976,610

Cash at beginning of period                                                       6,800,405        39,042,884                --
                                                                               ------------      ------------      ------------

Cash at end of period                                                          $ 16,976,610        25,896,005        16,976,610
                                                                               ============      ============      ============

Supplemental schedule of noncash financing activities:
   Exercise of stock option, 5,000 shares in exchange for
     1,717 treasury shares                                                     $        --                --             25,393



See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT CHANGE)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                                   (UNAUDITED)


(1)   BASIS OF PRESENTATION

The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal years. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2005.



(2)   USE OF ESTIMATES

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.



(3)   COMPUTATION OF NET LOSS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because we reported net losses for all periods presented, basic and diluted per share amounts are the same. As of August 31, 2005, we have 1,401,625 options and 212,392 warrants that were excluded from the net loss per share calculation because their inclusion would have been antidilutive.

(4)   STOCK OPTIONS

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

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock Based Compensation" to the measurement of stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                               Three Months Ended
                                          August 31,          August 31,
                                            2005                 2004
                                         -----------          -----------
                                         (unaudited)          (unaudited)

Net loss as reported ............        $(5,780,726)         (4,866,969)
Add:  Stock based compensation
expense included in statements
of operations ...................             33,065              23,841
Deduct:  Total stock based
compensation expense
determined under the fair
value method for all awards .....           (469,812)           (269,613)
                                         -----------         -----------
Pro forma net loss ..............        $(6,217,473)         (5,112,741)
                                         ===========         ===========
Basic and diluted loss per share:
         As reported ............              (0.22)              (0.23)
         Pro forma ..............              (0.23)              (0.24)
                                         ===========         ===========

The weighted-average fair value of options granted during the period ended August 31, 2005 and 2004 was $8.62 and $9.10, respectively.

For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods ended August 31, 2005 and 2004:

                                                 2005            2004
                                              ----------      ----------
    Expected volatility ...............            74.3%           68.6%
    Risk-free interest rate ...........             3.9%            4.5%
    Dividend yield ....................              --              --
    Expected lives ....................       7.2 years       7.8 years
                                              ==========      ==========

(5)   RECENTLY ISSUED ACCOUNTING STANDARD

    In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment: an amendment of FASB Statements No. 123 and 95", was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Statement is effective for public companies with annual periods beginning after June 15, 2005. The Company will adopt SFAS 123(R) for the three-month period ended August 31, 2006. The Company will assess the impact of the transition to this new accounting standard during the upcoming months.

(6)   MARKETABLE SECURITIES

    The Company invests in U.S. treasury securities, obligations of U.S. government agencies and high grade commercial paper. The Company has the intent and ability to hold these securities until maturity and all securities have a maturity of less than one year.

    The fair market value of the Company's marketable securities was $74,744,979 at August 31, 2005, which included gross unrealized holding losses of $76,207. The fair market value of the Company's marketable securities was $91,209,903 at May 31, 2005, which included gross unrealized holding losses of $120,386. All of these marketable securities are scheduled to mature in less than one year.

(7)   SUBSEQUENT EVENT

    At the 2005 Annual Meeting on September 29, 2005, the stockholders of the Company approved an amendment to the Company's restated certificate of incorporation to increase the number of authorized shares of the Company's common stock from 30,000,000 to 60,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

       We are currently enrolling patients in a pivotal Phase III trial in which our PolyHeme(R) hemoglobin-based oxygen-carrying resuscitative fluid is being used for the first time in the U.S. to treat severely injured patients in hemorrhagic shock before they reach the hospital. Under this protocol, treatment with PolyHeme begins at the scene of the injury or in the ambulance and continues during transport and the initial 12-hour post-injury period in the hospital. Since blood is not presently carried in ambulances, the use of PolyHeme in this setting has the potential to improve survival and address a critical, unmet medical need.

       As of September 30, 2005, 23 clinical sites in the United States were enrolling patients in our pivotal Phase III trial and seven other sites had received final Institutional Review Board, or IRB, approval and were preparing to begin patient enrollment. Multiple additional sites were engaged in the pre-trial public disclosure and community consultation process. Each of the sites participating in the trial is designated as a Level I trauma center, indicating its capacity to treat the most severely injured trauma patients. We anticipate a total of 25 or more clinical sites across the United States will eventually participate in the trial. The trial has an expected enrollment of 720 patients.

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

       As of September 30, 2005, approximately 500 patients had been enrolled in the study. Enrollment in the trial continues during the 30-day follow-up period, data preparation and analysis, and meetings of the IDMC; therefore, the disclosure of the IDMC recommendation does not correspond to the current status of patient enrollment. We anticipate that the IDMC will complete its final interim review of safety data on the first 500 patients enrolled in our trial and make a recommendation to us in the fourth calendar quarter of 2005. Patient enrollment in our trial will continue during the IDMC review process.

       Our current goal is to complete the patient enrollment phase early in calendar year 2006. Our ability to achieve this goal will depend, in part, on the number of clinical sites participating in our trial and the ability of these sites to enroll patients at the projected rates.

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

    Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme(R). We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through August 31, 2005, we have incurred operating losses totaling $151,142,000.

    We will be required to complete our pivotal Phase III trial and obtain FDA regulatory approval before PolyHeme can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties, and we therefore cannot at this time reasonably estimate the timing of any future revenues from the commercial sale of PolyHeme. The costs incurred by Northfield to date and during each period presented below in connection with our development of PolyHeme are described in the Statements of Operations in our financial statements.

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

                             RESULTS OF OPERATIONS

    We reported no revenues for either of the three-month periods ended August 31, 2005 or 2004. From Northfield's inception through August 31, 2005, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

    Operating expenses for our first fiscal quarter ended August 31, 2005 totaled $6,483,000, an increase of $1,496,000, or 30.0%, from the $4,987,000 reported in the first quarter of fiscal 2005. As expected, significant increases in operating expenses were incurred to conduct, expand, report and support our pivotal phase III trial and to support our efforts relating to internal controls compliance required under the Sarbanes-Oxley Act.

         Research and development expense during the first quarter of fiscal 2006 totaled $5,094,000, an increase of $1,056,000, or 26.2%, from the
$4,038,000 reported in the first quarter of fiscal 2005. The increase is primarily due to costs associated with our pivotal phase III trial. Our pivotal phase III trial continues to expand as we continue to actively pursue additional Level I trauma sites to participate.

         General and administrative expenses in the first quarter of fiscal 2006 totaled $1,389,000, which is an increase of $440,000, or 46.4%, from the general and administrative expenses reported in the first quarter of fiscal 2005 of $949,000. The increased expenses this year are due to legal and accounting costs for Sarbanes-Oxley internal controls compliance work.

                                 INTEREST INCOME

         Interest income for the three-month period ended August 31, 2005 totaled $702,000, an increase of $582,000 from the $120,000 in interest income reported in the three-month period ended August 31, 2004. Following our successful fund raising efforts in fiscal 2005, Northfield started the fiscal year 2006 with $98,131,000 in available cash and marketable securities. This compares to available cash resources at the beginning of fiscal 2005 of $42,487,000. The significant increase in cash balances and an increase in available short-term interest rates caused interest income to increase. We continue to invest our funds only in high grade, short-term instruments.

                                    NET LOSS

    The net loss for the three-month period ended August 31, 2005 totaled $5,781,000, or $0.22 per share, compared to a net loss of $4,867,000, or $0.23 per share, for the first quarter ended August 31, 2004. In dollar terms the loss increased by $914,000, or 18.8%, but on a per share basis the dilutional effect of our additional 5,347,000 weighted average shares outstanding in the current period caused a 4.4% decrease in loss per share.

                         LIQUIDITY AND CAPITAL RESOURCES

    From Northfield's inception through August 31, 2005, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $148,480,000. For the first fiscal quarters ended August 31, 2005 and 2004, these cash expenditures totaled $6,846,000 and $5,603,000, respectively. The first fiscal quarter 2006 increase in cash utilization is due primarily to expenses related to our pivotal Phase III trial and our Sarbanes-Oxley internal controls compliance work.

    We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of August 31, 2005, we had cash and marketable securities totaling $91,798,000.

    We believe our existing capital resources will be adequate to fund the completion of the patient enrollment phase of our pivotal phase III clinical trial, the preparation and submission of a Biologics License Application for PolyHeme with FDA, our planned construction of a 75,000-unit commercial manufacturing facility, and our operating capital requirements for approximately the next 24 months. Thereafter, we may require substantial additional funding to continue our operations.

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

                        NET DEFERRED TAX ASSETS VALUATION

    We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as Northfield's ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of August 31, 2005, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

                            CONTRACTUAL OBLIGATIONS

    The following table reflects a summary of our contractual cash obligations as of August 31, 2005:

                                                             LESS THAN                             4-5
CONTRACTUAL CASH OBLIGATIONS                 TOTAL           ONE YEAR         1-3 YEARS           YEARS
----------------------------------        ----------        ----------        ----------        ----------
Lease Obligations(1) .............        $3,304,828        $  854,288        $1,688,698        $  761,842
Other Obligations ................         1,251,250         1,251,250                --                --
                                          ----------        ----------        ----------        ----------
Total Contractual Cash Obligations        $4,556,078        $2,105,538        $1,688,698        $  761,842
                                          ==========        ==========        ==========        ==========

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of operations over the relevant service period. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R for the period ended August 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have an impact on our statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received on our cash and marketable securities of $91.8 million at August 31, 2005 would decrease interest income by $918,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS


     a)     Exhibit 15     -     Letter Re: unaudited interim financial
                                 information

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
                                 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                                 Act of 2002


     b)     None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 11, 2005.

              SIGNATURE                        TITLE

/s/ Steven A. Gould, M.D.                      Chairman of the Board and Chief
-------------------------                      Executive Officer
Steven A. Gould, M.D.

/s/ Jack J. Kogut                              Sr. Vice President and Chief
-------------------------                      Financial Officer
Jack J. Kogut