Form 10-Q
period 2005-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 2006-01-09
CIK 920947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

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

                               YES   X   NO
                                   -----    -----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                               YES   X   NO
                                   -----    -----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                               YES       NO   X
                                   -----    -----

     AS OF NOVEMBER 30, 2005, REGISTRANT HAD 26,760,782 SHARES OF COMMON STOCK OUTSTANDING

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Northfield Laboratories Inc.:

We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 2005, and the related statements of operations for the three-month periods ended November 30, 2005 and 2004, and the statements of operations and cash flows for the six-month periods ended November 30, 2005 and 2004, and for the period from June 19, 1985 (inception) through November 30, 2005. We have also reviewed the statements of shareholders' equity (deficit) for the six-month period ended November 30, 2005 and for the period from June 19, 1985 (inception) through November 30, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Northfield Laboratories Inc. as of May 31, 2005, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2005 (not presented herein); and in our report dated August 12, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2005 and in the accompanying statements of operations, cash flows and shareholders' equity (deficit) for the period from June 19, 1985 (inception) through May 31, 2005 is fairly stated, in all material respects, in relation to the statements from which it has been derived.


/s/ KPMG LLP

Chicago, Illinois
January 6, 2006

DRAFT

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                       November 30, 2005 and May 31, 2005

                                                                    NOVEMBER 30,      MAY 31,
                                                                       2005            2005
                                                                   -------------   ------------
                                                                    (unaudited)
                       ASSETS
Current assets:
   Cash and cash equivalents                                       $  43,630,215      6,800,405
   Marketable securities                                              42,489,050     91,330,289
   Prepaid expenses                                                      535,859        826,741
   Other current assets                                                  105,220        139,808
                                                                   -------------   ------------
         Total current assets                                         86,760,344     99,097,243
Property, plant, and equipment                                        15,032,276     14,796,631
Accumulated depreciation                                             (14,084,491)   (13,961,694)
                                                                   -------------   ------------
Net property, plant, and equipment                                       947,785        834,937
                                                                   -------------   ------------
Other assets                                                              69,147         69,392
                                                                   -------------   ------------
         Total assets                                              $  87,777,276    100,001,572
                                                                   =============   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   2,426,051      3,325,570
   Accrued expenses                                                      107,515        110,679
   Accrued compensation and benefits                                   1,097,719        539,783
                                                                   -------------   ------------
         Total current liabilities                                     3,631,285      3,976,032
Other liabilities                                                        236,776        251,582
                                                                   -------------   ------------
         Total liabilities                                             3,868,061      4,227,614
                                                                   -------------   ------------
Shareholders' equity:
   Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                             --             --
   Common stock, $.01 par value. Authorized 60,000,000 shares;
      issued 26,762,499 at November 30, 2005 and 26,752,739 at
      May 31, 2005                                                       267,625        267,527
   Additional paid-in capital                                        241,116,670    240,997,444
   Deficit accumulated during the development stage                 (157,410,848)  (145,361,011)
   Deferred compensation                                                 (38,839)      (104,609)
                                                                   -------------   ------------
                                                                      83,934,608     95,799,351
   Less cost of common shares in treasury; 1,717 shares                  (25,393)       (25,393)
                                                                   -------------   ------------
         Total shareholders' equity                                   83,909,215     95,773,958
                                                                   -------------   ------------
                                                                   $  87,777,276    100,001,572
                                                                   =============   ============

See accompanying notes to financial statements and accountants' review report.

DRAFT

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Operations

   Three and six months ended November 30, 2005 and November 30, 2004 and for the period from June 19, 1985 (inception) through November 30, 2005

                                                                                                          CUMULATIVE
                                                    THREE MONTHS                 SIX MONTHS                  FROM
                                                  ENDED NOVEMBER 30,          ENDED NOVEMBER 30,         JUNE 19, 1985
                                              -------------------------   --------------------------       THROUGH
                                                  2005          2004          2005          2004       NOVEMBER 30, 2005
                                              -----------   -----------   ------------   -----------   -----------------
                                              (unaudited)   (unaudited)    (unaudited)   (unaudited)      (unaudited)
Revenues - license income                     $        --            --             --            --        3,000,000
Costs and expenses:
   Research and development                     5,573,302     4,177,450     10,667,176     8,215,886      134,282,967
   General and administrative                   1,459,825       910,063      2,848,819     1,858,788       52,292,422
                                              -----------    ----------   ------------    ----------     ------------
                                                7,033,127     5,087,513     13,515,995    10,074,674      186,575,389

Other income and expense:
   Interest income                                764,016       155,814      1,466,158       276,006       26,322,696
   Interest expense                                    --            --             --            --           83,234
                                              -----------    ----------   ------------    ----------     ------------
                                              $   764,016       155,814      1,466,158       276,006       26,239,462
                                              -----------    ----------   ------------    ----------     ------------
Net loss before cumulative effect of change
   in accounting principle                     (6,269,111)   (4,931,699)  (12,049,837)    (9,798,668)    (157,335,927)
                                              -----------    ----------   ------------    ----------     ------------
Cumulative effect of change in
   accounting principle                                --            --             --            --           74,921
                                              -----------    ----------   ------------    ----------     ------------
      Net loss                                $(6,269,111)   (4,931,699)   (12,049,837)   (9,798,668)    (157,410,848)
                                              ===========    ==========   ============    ==========     ============
Net loss per share - basic and diluted        $     (0.23)        (0.23)         (0.45)        (0.46)          (13.95)
                                              ===========    ==========   ============    ==========     ============
Shares used in calculation of
   per share data - basic and diluted          26,758,538    21,440,357     26,754,947    21,422,267       11,281,878
                                              ===========    ==========   ============    ==========     ============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

DRAFT

                  Statements of Shareholders' Equity (Deficit)

             Six months ended November 30, 2005 and for the period
            from June 19, 1985 (inception) through November 30, 2005


                                                                             PREFERRED STOCK           COMMON STOCK
                                                                          ---------------------   ----------------------
                                                                            NUMBER    AGGREGATE     NUMBER     AGGREGATE
                                                                          OF SHARES     AMOUNT     OF SHARES     AMOUNT
                                                                          ---------   ---------   ----------   ---------
Issuance of common stock on August 27, 1985                                   --         $--       3,500,000    $ 35,000
Issuance of Series A convertible preferred stock at $4.00 per share on
   August 27, 1985 (net of costs of issuance of $79,150)                      --          --              --          --
Net loss                                                                      --          --              --          --
                                                                             ---         ---      ----------    --------
Balance at May 31, 1986                                                       --          --       3,500,000      35,000
Net loss                                                                      --          --              --          --
Deferred compensation relating to grant of stock options                      --          --              --          --
Amortization of deferred compensation                                         --          --              --          --
                                                                             ---         ---      ----------    --------
Balance at May 31, 1987                                                       --          --       3,500,000      35,000
Issuance of Series B convertible preferred stock at $35.68 per share on
   August 14, 1987 (net of costs of issuance of $75,450)                      --          --              --          --
Net loss                                                                      --          --              --          --
Amortization of deferred compensation                                         --          --              --          --
                                                                             ---         ---      ----------    --------
Balance at May 31, 1988                                                       --          --       3,500,000      35,000
Issuance of common stock at $24.21 per share on June 7, 1988 (net of
   costs of issuance of $246,000)                                             --          --         413,020       4,130
Conversion of Series A convertible preferred stock to common stock
   on June 7, 1988                                                            --          --       1,250,000      12,500
Conversion of Series B convertible preferred stock to common stock
   on June 7, 1988                                                            --          --       1,003,165      10,032
Exercise of stock options at $2.00 per share                                  --          --          47,115         471
Issuance of common stock at $28.49 per share on March 6, 1989 (net of
   costs of issuance of $21,395)                                              --          --         175,525       1,755
Issuance of common stock at $28.49 per share on March 30, 1989 (net of
   costs of issuance of $10,697)                                              --          --          87,760         878
Sale of options at $28.29 per share to purchase common stock at $.20
   per share on March 30, 1989 (net of costs of issuance of $4,162)           --          --              --          --
Net loss                                                                      --          --              --          --
Deferred compensation relating to grant of stock options                      --          --              --          --
Amortization of deferred compensation                                         --          --              --          --
                                                                             ---         ---      ----------    --------
Balance at May 31, 1989                                                       --          --       6,476,585      64,766
Net loss                                                                      --          --              --          --
Deferred compensation relating to grant of stock options                      --          --              --          --
Amortization of deferred compensation                                         --          --              --          --
                                                                             ---         ---      ----------    --------
Balance at May 31, 1990                                                       --          --       6,476,585      64,766
Net loss                                                                      --          --              --          --
Amortization of deferred compensation                                         --          --              --          --
Balance at May 31, 1991                                                       --          --       6,476,585      64,766
Exercise of stock warrants at $5.60 per share                                 --          --          90,000         900
Net loss                                                                      --          --              --          --
Amortization of deferred compensation                                         --          --              --          --
                                                                             ---         ---      ----------    --------
Balance at May 31, 1992                                                       --          --       6,566,585      65,666
Exercise of stock warrants at $7.14 per share                                 --          --          15,000         150
Issuance of common stock at $15.19 per share on April 19, 1993 (net of
   costs of issuance of $20,724)                                              --          --         374,370       3,744
Net loss                                                                      --          --              --          --
Amortization of deferred compensation                                         --          --              --          --
                                                                             ---         ---      ----------    --------
Balance at May 31, 1993                                                       --          --       6,955,955      69,560
Net loss                                                                      --          --              --          --
Issuance of common stock at $6.50 per share on May 26, 1994 (net of
   costs of issuance of $2,061,149)                                           --          --       2,500,000      25,000
Cancellation of stock options                                                 --          --              --          --
Amortization of deferred compensation                                         --          --              --          --
                                                                             ---         ---      ----------    --------
Balance at May 31, 1994                                                       --          --       9,455,955      94,560
Net loss                                                                      --          --              --          --
Issuance of common stock at $6.50 per share on June 20, 1994 (net of
   issuance costs of $172,500)                                                --          --         375,000       3,750
Exercise of stock options at $7.14 per share                                  --          --          10,000         100
Exercise of stock options at $2.00 per share                                  --          --         187,570       1,875
Cancellation of stock options                                                 --          --              --          --
Amortization of deferred compensation                                         --          --              --          --
                                                                             ---         ---      ----------    --------
Balance at May 31, 1995                                                       --         $--      10,028,525    $100,285

See accompanying notes to financial statements and accountants' review report.

 SERIES A CONVERTIBLE    SERIES B CONVERTIBLE                   DEFICIT                                   TOTAL
   PREFERRED STOCK         PREFERRED STOCK                    ACCUMULATED                                 SHARE-
---------------------   ---------------------    ADDITIONAL    DURING THE                                HOLDERS'
  NUMBER    AGGREGATE     NUMBER    AGGREGATE     PAID-IN     DEVELOPMENT      DEFERRED     TREASURY      EQUITY
OF SHARES     AMOUNT    OF SHARES     AMOUNT      CAPITAL        STAGE       COMPENSATION    SHARES     (DEFICIT)
---------   ---------   ---------   ---------   -----------   ------------   ------------   --------   -----------
      --    $      --         --    $      --   $   (28,000)  $         --   $        --       --      $     7,000

 250,000      250,000         --           --       670,850             --            --       --          920,850
      --           --         --           --            --       (607,688)           --       --         (607,688)
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
 250,000      250,000         --           --       642,850       (607,688)           --       --          320,162
      --           --         --           --            --     (2,429,953)           --       --       (2,429,953)
      --           --         --           --     2,340,000             --    (2,340,000)      --               --
      --           --         --           --            --             --       720,000       --          720,000
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
 250,000      250,000         --           --     2,982,850     (3,037,641)   (1,620,000)      --       (1,389,791)

      --           --    200,633      200,633     6,882,502             --            --       --        7,083,135
      --           --         --           --            --     (3,057,254)           --       --       (3,057,254)
      --           --         --           --            --             --       566,136       --          566,136
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
 250,000      250,000    200,633      200,633     9,865,352     (6,094,895)   (1,053,864)      --        3,202,226

      --           --         --           --     9,749,870             --            --       --        9,754,000

(250,000)    (250,000)        --           --       237,500             --            --       --               --

      --           --   (200,633)    (200,633)      190,601             --            --       --               --
      --           --         --           --        93,759             --            --       --           94,230

      --           --         --           --     4,976,855             --            --       --        4,978,610

      --           --         --           --     2,488,356             --            --       --        2,489,234

      --           --         --           --     7,443,118             --            --       --        7,443,118
      --           --         --           --            --       (791,206)           --       --         (791,206)
      --           --         --           --       683,040             --      (683,040)      --               --
      --           --         --           --            --             --       800,729       --          800,729
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
      --           --         --           --    35,728,451     (6,886,101)     (936,175)      --       27,970,941
      --           --         --           --            --     (3,490,394)           --       --       (3,490,394)
      --           --         --           --       699,163             --      (699,163)      --               --
      --           --         --           --            --             --       546,278       --          546,278
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
      --           --         --           --    36,427,614    (10,376,495)   (1,089,060)      --       25,026,825
      --           --         --           --            --     (5,579,872)           --       --       (5,579,872)
      --           --         --           --            --             --       435,296       --          435,296
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
      --           --         --           --    36,427,614    (15,956,367)     (653,764)      --       19,882,249
      --           --         --           --       503,100             --            --       --          504,000
      --           --         --           --            --     (7,006,495)           --       --       (7,006,495)
      --           --         --           --            --             --       254,025       --          254,025
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
      --           --         --           --    36,930,714    (22,962,862)     (399,739)      --       13,633,779
      --           --         --           --       106,890             --            --       --          107,040

      --           --         --           --     5,663,710             --            --       --        5,667,454
      --           --         --           --            --     (8,066,609)           --       --       (8,066,609)
      --           --         --           --            --             --       254,025       --          254,025
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
      --           --         --           --    42,701,314    (31,029,471)     (145,714)      --       11,595,689
      --           --         --           --            --     (7,363,810)           --       --       (7,363,810)

      --           --         --           --    14,163,851             --            --       --       14,188,851
      --           --         --           --       (85,400)            --        85,400       --               --
      --           --         --           --            --             --           267       --              267
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
      --           --         --           --    56,779,765    (38,393,281)      (60,047)      --       18,420,997
      --           --         --           --            --     (7,439,013)           --       --       (7,439,013)

      --           --         --           --     2,261,250             --            --       --        2,265,000
      --           --         --           --        71,300             --            --       --           71,400
      --           --         --           --       373,264             --            --       --          375,139
      --           --         --           --      (106,750)            --       106,750       --               --
      --           --         --           --            --             --       (67,892)      --          (67,892)
--------    ---------   --------    ---------   -----------   ------------   -----------      ---      -----------
      --    $      --         --    $      --   $59,378,829   $(45,832,294)  $   (21,189)      --      $13,625,631

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

              Six months ended November 30, 2005 and for the period
            from June 19, 1985 (inception) through November 30, 2005

                                                                  PREFERRED STOCK            COMMON STOCK
                                                               ---------------------   -----------------------
                                                                 NUMBER    AGGREGATE      NUMBER     AGGREGATE
                                                               OF SHARES     AMOUNT     OF SHARES      AMOUNT
                                                               ---------   ---------   -----------   ---------
Net loss                                                           --         $--               --    $     --
Issuance of common stock at $17.75 per share on
   August 9, 1995 (net of issuance costs of $3,565,125)            --          --        2,925,000      29,250
Issuance of common stock at $17.75 per share on
   September 11, 1995 (net of issuance costs of $423,238)          --          --          438,750       4,388
Exercise of stock options at $2.00 per share                       --          --          182,380       1,824
Exercise of stock options at $6.38 per share                       --          --            1,500          15
Exercise of stock options at $7.14 per share                       --          --           10,000         100
Cancellation of stock options                                      --          --               --          --
Amortization of deferred compensation                              --          --               --          --
                                                                  ---         ---      -----------    --------
Balance at May 31, 1996                                            --          --       13,586,155     135,862

Net loss                                                           --          --               --          --
Exercise of stock options at $0.20 per share                       --          --          263,285       2,633
Exercise of stock options at $2.00 per share                       --          --          232,935       2,329
Exercise of stock options at $7.14 per share                       --          --           10,000         100
Amortization of deferred compensation                              --          --               --          --
                                                                  ---         ---      -----------    --------
Balance at May 31, 1997                                            --          --       14,092,375     140,924

Net loss                                                           --          --               --          --
Exercise of stock options at $7.14 per share                       --          --            5,000          50
Amortization of deferred compensation                              --          --               --          --
                                                                  ---         ---      -----------    --------
Balance at May 31, 1998                                            --          --       14,097,375     140,974

Net loss                                                           --          --               --          --
Non-cash compensation                                              --          --               --          --
Exercise of stock options at $7.14 per share                       --          --           17,500         175
Exercise of stock warrants at $8.00 per share                      --          --          125,000       1,250
                                                                  ---         ---      -----------    --------
Balance at May 31, 1999                                            --          --       14,239,875     142,399

Net loss                                                           --          --               --          --
Non-cash compensation                                              --          --               --          --
Exercise of stock options at $13.38 per share                      --          --            2,500          25
                                                                  ---         ---      -----------    --------
Balance at May 31, 2000                                            --          --       14,242,375     142,424

Net loss                                                           --          --               --          --
Non-cash compensation                                              --          --               --          --
Exercise of stock options at $6.38 per share                       --          --            6,000          60
Exercise of stock options at $10.81 per share                      --          --           17,500         175
                                                                  ---         ---      -----------    --------
Balance at May 31, 2001                                            --          --       14,265,875     142,659

Net loss                                                           --          --               --          --
                                                                  ---         ---      -----------    --------
Balance at May 31, 2002                                            --          --       14,265,875     142,659

Net loss                                                           --          --               --          --
                                                                  ---         ---      -----------    --------
Balance at May 31, 2003                                            --          --       14,265,875     142,659

Issuance of common stock at $5.60 per share on
   July 28, 2003 (net of costs of issuance of $909,229)            --          --        1,892,857      18,928
Issuance of common stock to directors at $6.08 per
   share on October 30, 2003                                       --          --           12,335         123
Deferred compensation related to stock grants                      --          --           25,500         255
Amortization of deferred compensation                              --          --               --          --
Issuance of common stock at $5.80 per share on
   January 29, 2004 (net of costs of issuance of $1,126,104)       --          --        2,585,965      25,860
Issuance of common stock at $5.80 per share on
   February 18, 2004 (net of costs of issuance of $116,423)        --          --          237,008       2,370
Issuance of common stock at $5.80 per share on
   April 15, 2004 (net of costs of issuance of $192,242)           --          --          409,483       4,095
Issuance of common stock at $12.00 per share on
   May 18, 2004 (net of costs of issuance of $1,716,831.36)        --          --        1,954,416      19,544
Exercise of stock options at $6.38 per share                       --          --           15,000         150
Net loss                                                           --          --               --          --
                                                                  ---         ---      -----------    --------
Balance at May 31, 2004                                                                 21,398,439     213,984

Deferred compensation related to stock grants                      --          --            5,500          55
Amortization of deferred compensation                              --          --               --          --
Exercise of stock options between $5.08 and $14.17 per share       --          --          167,875       1,679
Cost of shares in treasury, 1,717 shares                           --          --               --          --
Issuance of common stock to directors at $12.66 per share on
   September 21, 2004                                              --          --            5,925          59
Issuance of common stock at $15.00 per share on
   February 9, 2005 (net of costs of issuance of $4,995,689)       --          --        5,175,000      51,750
Net loss                                                           --          --               --          --
                                                                  ---         ---      -----------    --------
Balance at May 31, 2005                                                       $         26,752,739    $267,527

Amortization of deferred compensation (unaudited)                  --          --               --          --
Exercise of stock options at $7.13 and $10.66 per share            --          --            2,875          29
Issuance of common stock to directors at $13.05 per
   share on September 29, 2005 (unaudited)                         --          --            5,750          57
Issuance of common stock to director at $13.21 per
   share on October 3, 2005 (unaudited)                            --          --            1,135          12
Net loss (unaudited)                                               --          --               --          --
                                                                  ---         ---      -----------    --------
Balance at November 30, 2005 (unaudited)                                      $         26,762,499    $267,625
                                                                  ===         ===      ===========    ========

See accompanying notes to financial statements and accountants' review report.

 SERIES A CONVERTIBLE    SERIES B CONVERTIBLE                     DEFICIT                                TOTAL
   PREFERRED STOCK         PREFERRED STOCK                      ACCUMULATED                              SHARE-
---------------------   ---------------------    ADDITIONAL      DURING THE     DEFERRED                HOLDERS'
  NUMBER    AGGREGATE     NUMBER    AGGREGATE      PAID-IN      DEVELOPMENT     COMPEN-    TREASURY      EQUITY
OF SHARES     AMOUNT    OF SHARES     AMOUNT       CAPITAL         STAGE         SATION     SHARES      (DEFICIT)
---------   ---------   ---------   ---------   ------------   -------------   ---------   --------   ------------
    --         $--          --         $--      $         --   $  (4,778,875)  $      --        --    $ (4,778,875)

    --          --          --          --        48,324,374              --          --        --      48,353,624

    --          --          --          --         7,360,187              --          --        --       7,364,575
    --          --          --          --           362,937              --          --        --         364,761
    --          --          --          --             9,555              --          --        --           9,570
    --          --          --          --            71,300              --          --        --          71,400
    --          --          --          --           (80,062)             --      80,062        --              --
    --          --          --          --                --              --     (62,726)       --         (62,726)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       115,427,120     (50,611,169)     (3,853)       --      64,947,960

    --          --          --          --                --      (4,245,693)         --        --      (4,245,693)
    --          --          --          --            50,025              --          --        --          52,658
    --          --          --          --           463,540              --          --        --         465,869
    --          --          --          --            71,300              --          --        --          71,400
    --          --          --          --                --              --       2,569        --           2,569
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       116,011,985     (54,856,862)     (1,284)       --      61,294,763

    --          --          --          --                --      (5,883,378)         --        --      (5,883,378)
    --          --          --          --            35,650              --          --        --          35,700
    --          --          --          --                --              --       1,284        --           1,284
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       116,047,635     (60,740,240)         --        --      55,448,369

    --          --          --          --                --      (7,416,333)         --        --      (7,416,333)
    --          --          --          --            14,354              --          --        --          14,354
    --          --          --          --           124,775              --          --        --         124,950
    --          --          --          --           998,750              --          --        --       1,000,000
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,185,514     (68,156,573)         --        --      49,171,340

    --          --          --          --                --      (9,167,070)         --        --      (9,167,070)
    --          --          --          --            57,112              --          --        --          57,112
    --          --          --          --            33,425              --          --        --          33,450
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,276,051     (77,323,643)         --        --      40,094,832

    --          --          --          --                --     (10,174,609)         --        --     (10,174,609)
    --          --          --          --                --              --          --        --              --
    --          --          --          --            38,220              --          --        --          38,280
    --          --          --          --           189,000              --          --        --         189,175
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,503,271     (87,498,252)         --        --      30,147,678

    --          --          --          --                --     (10,717,360)         --        --     (10,717,360)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,503,271     (98,215,612)         --        --      19,430,318

    --          --          --          --                --     (12,250,145)         --        --     (12,250,145)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,503,271    (110,465,757)         --        --       7,180,173


    --          --          --          --         9,671,843              --          --        --       9,690,771

    --          --          --          --            74,877              --          --        --          75,000
    --          --          --          --           190,995              --    (191,250)       --              --
    --          --          --          --                --              --      35,630        --          35,630

    --          --          --          --        13,846,633              --          --        --      13,872,493

    --          --          --          --         1,255,853              --          --        --       1,258,223

    --          --          --          --         2,178,664              --          --        --       2,182,759

    --          --          --          --        21,716,616              --          --        --      21,736,160
    --          --          --          --            95,550              --          --        --          95,700
    --          --          --          --                --     (14,573,798)         --        --     (14,573,798)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       166,534,302    (125,039,555)   (155,620)       --      41,553,111

    --          --          --          --            71,055              --     (71,110)       --              --
    --          --          --          --                --              --     122,121        --         122,121
    --          --          --          --         1,739,585              --          --        --       1,741,264
    --          --          --          --                --              --          --   (25,393)        (25,393)

    --          --          --          --            74,941              --          --        --          75,000

    --          --          --          --        72,577,561              --          --        --      72,629,311
    --          --          --          --                --     (20,321,456)         --        --     (20,321,456)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --         $--          --         $--      $240,997,444   $(145,361,011)  $(104,609)  (25,393)   $ 95,773,958

    --          --          --          --                --              --      65,770        --          65,770
    --          --          --          --            29,295              --          --        --          29,324

    --          --          --          --            74,943              --          --        --          75,000

    --          --          --          --            14,988              --          --        --          15,000
    --          --          --          --                --     (12,049,837)         --        --     (12,049,837)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --         $--          --         $--      $241,116,670   $(157,410,848)  $ (38,839)  (25,393)   $ 83,909,215
   ===         ===         ===         ===      ============   =============   =========   =======    ============

DRAFT

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                   Six months ended November 30, 2005 and 2004
                      and for the period from June 19, 1985
                      (inception) through November 30, 2005

                                                                                                      CUMULATIVE
                                                                                                         FROM
                                                                  SIX MONTHS ENDED NOVEMBER 30,     JUNE 19, 1985
                                                                  -----------------------------        THROUGH
                                                                       2005           2004        NOVEMBER 30, 2005
                                                                   ------------   -----------     -----------------
                                                                    (unaudited)   (unaudited)        (unaudited)
Cash flows from operating activities:
   Net loss                                                        $(12,049,837)   (9,798,668)      (157,410,848)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Marketable security amortization                                 (971,514)       51,869         (1,572,834)
      Depreciation and amortization                                     123,043       318,969         18,399,751
      Non-cash compensation                                             155,768       131,711          4,016,242
      Loss on sale of equipment                                              --            --             66,359
      Changes in assets and liabilities:
         Prepaid expenses                                               290,882       (66,687)          (745,070)
         Other current assets                                            34,588      (117,450)        (2,001,471)
         Other assets                                                        --            --              6,851
         Accounts payable                                              (899,519)     (800,838)         2,426,051
         Accrued expenses                                                (3,164)      196,338            107,515
         Accrued compensation and benefits                              557,936        64,718          1,097,719
         Other liabilities                                              (14,806)       (1,028)           236,776
                                                                   ------------   -----------       ------------
            Net cash used in operating activities                   (12,776,623)  (10,021,066)      (135,372,959)
                                                                   ------------   -----------       ------------
Cash flows from investing activities:
   Purchase of property, plant, equipment, and
      capitalized engineering costs                                    (235,644)     (108,237)       (19,273,023)
   Proceeds from sale of land and equipment                                  --            --          1,863,023
   Proceeds from matured marketable securities                       99,170,000     6,450,000        529,022,352
   Proceeds from sale of marketable securities                               --            --          7,141,656
   Purchase of marketable securities                                (49,357,247)  (18,014,865)      (577,085,920)
                                                                   ------------   -----------       ------------
            Net cash provided by (used in) investing activities      49,577,109   (11,673,102)       (58,331,912)
                                                                   ------------   -----------       ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                29,324     1,548,245        236,016,514
   Payment of common stock issuance costs                                    --            --        (14,128,531)
   Proceeds from issuance of preferred stock                                 --            --          6,644,953
   Proceeds from sale of stock options to
      purchase common shares                                                 --            --          7,443,118
   Proceeds from issuance of notes payable                                   --            --          1,500,000
   Repayment of notes payable                                                --            --           (140,968)
                                                                   ------------   -----------       ------------
            Net cash provided by financing activities                    29,324     1,548,245        237,335,086
                                                                   ------------   -----------       ------------
            Net (decrease) increase in cash                          36,829,810   (20,145,923)        43,630,215
Cash and cash equivalents at beginning of period                      6,800,405    39,042,884                 --
                                                                   ------------   -----------       ------------
Cash and cash equivalents at end of period                         $ 43,630,215    18,896,961         43,630,215
                                                                   ============   ===========       ============
Supplemental schedule of noncash financing activities:
   Exercise of stock option, 5,000 shares in exchange for
      1,717 treasury shares                                        $         --            --             25,393

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (UNAUDITED)

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

(3)  COMPUTATION OF NET LOSS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because we reported net losses for all periods presented, basic and diluted per share amounts are the same. As of November 30, 2005, we have 1,544,125 options and 212,392 warrants that were excluded from the net loss per share calculation because their inclusion would have been anti-dilutive.

(4)  STOCK OPTIONS

We account for our stock options granted to directors, officers, and key employees under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted to directors, officers, and key employees under the plans. As such, compensation expense is recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeds the exercise price. No stock option based employee compensation cost is reflected in net loss, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock Based Compensation" to the measurement of stock-based employee compensation, including straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                 Three Months Ended             Six Months Ended
                                            ---------------------------   ---------------------------
                                            November 30,   November 30,   November 30,   November 30,
                                                2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
                                             (unaudited)    (unaudited)    (unaudited)    (unaudited)
Net loss as reported ....................   $(6,269,111)    (4,931,699)   (12,049,837)    (9,798,668)
Add: Stock based compensation
   expense included in statements of
   operations ...........................       122,705        107,870        155,770        131,711
Deduct: Total stock based compensation
   expense determined under the fair
   value method for all awards ..........    (1,144,955)      (639,175)    (1,642,070)      (897,615)
                                            -----------     ----------    -----------    -----------
                                             (7,291,361)    (5,463,004)   (13,536,137)   (10,564,572)
Basic and diluted loss per share:
   As reported ..........................         (0.23)         (0.23)         (0.45)         (0.46)
   Pro forma ............................         (0.27)         (0.25)         (0.51)         (0.49)
                                            ===========     ==========    ===========    ===========

The weighted-average fair value of options granted during the periods ended November 30, 2005 and 2004 were $9.28 and $9.29 respectively.

     For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods ended November 30, 2005 and 2004:

                               NOVEMBER    NOVEMBER
                               30, 2005    30, 2004
                              ---------   ---------
Expected volatility .......        71.6%       70.3%
Risk-free interest rate ...         4.2%        4.0%
Dividend yield ............          --          --
Expected lives ............   7.2 years   7.8 years
                              =========   =========

(5)  RECENTLY ISSUED ACCOUNTING STANDARD

In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment: an amendment of FASB Statements No. 123 and 95", was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based awards issued to employees. The Statement is effective for public companies with annual periods beginning after June 15, 2005. The Company will adopt SFAS

123(R) during the three-month period ended August 31, 2006. We will assess the impact of the transition to this new accounting standard during the upcoming months.

(6)  MARKETABLE SECURITIES

     We invest in U.S. treasury securities, obligations of U.S. government agencies and high grade commercial paper. We have the intent and ability to hold these securities until maturity and all securities have a maturity of less than one year.

     The fair market value of our marketable securities was $42,464,294 at November 30, 2005, which included gross unrealized holding losses of $24,756. The fair market value of our marketable securities was $91,209,903 at May 31, 2005, which included gross unrealized holding losses of $120,386. All of these marketable securities are scheduled to mature in less than one year.

DRAFT

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

     As of December 31, 2005, 28 clinical sites in the United States were enrolling patients in our pivotal Phase III trial and four other sites had received final Institutional Review Board, or IRB, approval and were preparing to begin patient enrollment. Each of the sites participating in the trial is designated as a Level I trauma center, indicating its capacity to treat the most severely injured trauma patients. We anticipate a total of 30 or more clinical sites across the United States will eventually participate in the trial. The trial has an expected enrollment of 720 patients.

     As part of our trial protocol, an Independent Data Monitoring Committee, or IDMC, is responsible for periodically evaluating the safety data from the trial and making recommendations relating to the continuation or modification of the trial protocol to minimize any identified risks to patients. The trial protocol includes four planned evaluations by the IDMC that occur after 60, 120, 250 and 500 patients have been enrolled and monitored for a 30 day follow up period. All four reviews have occurred and at the recommendation of the IDMC the trial continues without modification. The IDMC continues to receive and assess all cumulative safety data on the patients enrolled for the reviews, focusing on mortality and serious adverse events. We receive a recommendation from the IDMC after each review, but we will not have access to the trial data reviewed by the IDMC until the trial is completed and the database has been cleaned and locked by our contract research organization.

     As of December 31, 2005, approximately 580 patients had been enrolled in the study. Our current goal is to complete the patient enrollment phase early in calendar year 2006. Our ability to achieve this goal will depend, in part, on the number of clinical sites participating in our trial and the ability of these sites to enroll patients at the projected rates.

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

     Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through November 30, 2005, we have incurred operating losses totaling $157,411,000.

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

     Our success will depend on several factors, including our ability to obtain FDA regulatory approval of PolyHeme and our manufacturing facilities, obtain sufficient quantities of human red blood cells to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, enforce our patent positions and raise sufficient capital to fund these activities. We have experienced significant delays in the development and clinical testing of PolyHeme. We cannot ensure that we will be able to achieve these goals or that we will be able to realize product revenues or profitability on a sustained basis or at all.

                              RESULTS OF OPERATIONS

     We reported no revenues for either of the three and six-month periods ended November 30, 2005 or November 30, 2004. From Northfield's inception through November 30, 2005, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

     Operating expenses for our second fiscal quarter ended November 30, 2005 totaled $7,033,000, an increase of $1,945,000 from the $5,088,000 reported in the second quarter of fiscal 2004. Measured on a percentage basis, second fiscal quarter 2006 operating expenses exceeded fiscal 2005 expenses by 38.2%. As expected, significant increases in operating expenses were incurred to conduct, expand, report and support our pivotal Phase III trial.

     Research and development expenses during the second quarter of fiscal 2006 totaled $5,573,000, an increase of $1,396,000, or 33.4%, from the $4,177,000 reported in the second quarter of fiscal 2005. Our pivotal Phase III trial is enrolling patients and we continue to actively pursue additional clinical sites to participate in the trial. We anticipate that these expenses will continue to grow consistent with the rate of patient enrollment and site initiation. Also included in the second quarter research and development expenses were costs related to increased use of science and regulatory consultants to prepare for the reporting of data from our trial to FDA.

     General and administrative expenses in the second quarter of fiscal 2006 totaled $1,460,000, which is an increase of $550,000, or 60.4%, from the $910,000 of general and administrative expenses reported in the second quarter of fiscal 2005. The increased expenses in the second quarter of fiscal 2006 compared to the second quarter of fiscal year 2005 were due to increased professional service fees, bonus accruals for officers and staff, insurance costs, and state taxes determined by our capital structure. We anticipate only modest general and administrative expense increases for the remainder of the fiscal year. No new general and administrative programs are currently planned, as successfully completing our pivotal Phase III trial remains our primary focus.

     For the six-month period ended November 30, 2005, operating expenses of $13,516,000 exceeded the operating expenses of $10,075,000 incurred in the six-month period ended November 30, 2004. The dollar increase was $3,441,000 and the percentage increase equaled 34.2%. The increases were primarily attributed to the planning, preparation, execution, analysis and reporting of our pivotal Phase III trial.

     Research and development expenses for the six-month period ended November 30, 2005 totaled $10,667,000, which represents a $2,451,000, or 29.8%, increase from the comparable expenses incurred in the six-month period ended November 30, 2004. During the six-month period for the current fiscal year, increased expenses totaling $1,689,000 were reported for clinical site activities and the direct costs of monitoring, analysis and reporting. During the six-month period ended November 30, 2005, the organization has expanded by five net hires contributing to increased compensation and recruiting costs. Also this fiscal year we are conducting additional work in multiple areas to refresh and update our database in preparation for a license application to FDA.

     General and administrative expenses for the six-month period ended November 30, 2005 totaled $2,849,000, which is an increase of $990,000, or 53.3%, from the $1,859,000 of general and administrative expenses reported for the six-month period ended November 30, 2004. The increased expenses this fiscal year are due to increased professional service fees, bonus accruals for officers and staff, insurance costs, and state taxes determined by our capital structure.

                                 INTEREST INCOME

     Interest income for the three-month period ended November 30, 2005 totaled $764,000, an increase of $608,000 from the $156,000 in interest income reported in the three-month period ended November 30, 2004. The increase in our interest income was primarily due to our improved cash position resulting from our successful equity financing during the last 12 months. Our reported cash and marketable securities balance of $86.1 million as of November 30, 2005 compares favorably with a cash and marketable securities balance of $33.9 million as of November 30, 2004. Combining increased cash availability and increasing short-term interest rates has allowed us to report significantly higher interest income.

     Interest income for the six-month period ended November 30, 2005 totaled $1,466,000, an increase of $1,190,000 from the $276,000 in interest income reported in the six-month period ended November 30, 2004. The increase in cash balances and higher short-term interest rates caused interest income to increase. We continue to invest our funds only in high grade, short-term instruments.

                                    NET LOSS

     Our net loss for the three-month period ended November 30, 2005 totaled $6,269,000, or $0.23 per share, compared to a net loss of $4,932,000, or $0.23 per share, for the three-month period ended November 30, 2004. In dollar terms, the loss increased by $1,337,000, or 27.1%, primarily as a result of the increased expenses relating to our pivotal Phase III trial.

     On a fiscal year to date basis, we reported a loss of $12,050,000, or $0.45 per share, compared to a prior year six-month loss of $9,799,000, or $0.46 per share. The increased net loss of $2,251,000, or 23.0%, was primarily the result of increased expenses relating to our pivotal Phase III trial during the first six-months of the current fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

     From Northfield's inception through November 30, 2005, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $154,646,000. For the six-months ended November 30, 2005 and November 30, 2004, these cash expenditures totaled $13,012,000 and $10,129,000, respectively. The current fiscal year six-month increase in cash utilization is due primarily to expenses related to our pivotal Phase III trial and professional service costs.

     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of November 30, 2005, we had cash and marketable securities totaling $86,119,000. As previously reported, we have been successful in securing a $1.4 million federal appropriation as part of the Defense Appropriation Bill in 2004 and expect to receive a larger appropriation this year. As of November 30, 2005, we have not yet received these funds.

     We are currently utilizing our cash resources at a rate of approximately $26 million per year. We expect, however, that the rate at which we utilize our cash resources will significantly increase over the next two years as we launch our planned commercial plant expansion and further expand our business organization for product launch.

     We anticipate that our expenditures for site monitoring and patient enrollment in connection with our current Phase III clinical trial will be completed in calendar 2006, while substantial additional costs will be incurred during calendar 2006 to complete and submit a Biologics License Application for PolyHeme with FDA. We also expect to incur additional expenses as we build manufacturing, sales, marketing and distribution capabilities in support of the commercialization of PolyHeme.

     Based on our current estimates, we believe our existing capital resources will be sufficient to permit us to conduct our operations, including the planned expansion of our manufacturing, sales, marketing and distribution capabilities, for the next two years.

     We may issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of additional government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital or enter into a collaborative arrangement with a strategic partner will depend primarily on the results of our clinical trial, as well as general conditions in the business and financial markets. An inability to raise sufficient levels of captial could materially delay or prevent the commercialization of PolyHeme, even if approved by FDA.

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

                        NET DEFERRED TAX ASSETS VALUATION

     We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of November 30, 2005, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

                             CONTRACTUAL OBLIGATIONS

     The following table reflects a summary of our contractual cash obligations as of November 30, 2005:

                                                          LESS THAN                   4-5
Contractual Obligations                        TOTAL      ONE YEAR     1-3 YEARS     YEARS
-----------------------                     ----------   ----------   ----------   --------
Lease Obligations (1) ...................   $3,084,252   $  843,040   $1,692,077   $549,135
Other Obligations (2) ...................    1,251,250    1,251,250           --         --
                                            ----------   ----------   ----------   --------
Total Contractual Cash Obligations ......   $4,335,502   $2,094,290   $1,692,077   $549,135
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received on our cash and marketable securities of $86.1 million at November 30, 2005 would decrease interest income by $861,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on September 29, 2005 for the purpose of electing directors, ratifying the appointment of KPMG LLP as our independent registered public accounting firm and voting on the stockholder proposals listed below. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Each of the management's nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

NOMINEE                     FOR       WITHHELD
-------                 ----------   ---------
Steven A. Gould, M.D.   24,540,957     990,786
John F. Bierbaum        24,797,965     733,778
Bruce S. Chelberg       24,838,687     693,056
Paul M. Ness, M.D.      23,724,506   1,807,237
Jack Olshansky          24,641,111     890,632
David A. Savner         24,798,015     733,728
Edward C.Wood, Jr.      24,881,835     649,908

The aforesaid nominees have been elected as Directors.

The results of other matters voted upon at the annual meeting are as follows:

                                                                                   NON
PROPOSAL                                        FOR       AGAINST    ABSTAIN      VOTES
--------                                    ----------   ---------   -------   ----------
The proposal to ratify the appointment of
KPMG LLP as independent auditors of the
Company to serve for the Company's 2006
fiscal year was approved.                   24,879,075     378,458   274,210

The proposal to approve to amend the
Company's Restated Certificate of
Incorporation to increase the number of
authorized shares of the Company's Common
Stock, par value $.01 per share, from
30,000,000 to 60,000,000 shares was
approved.                                   22,866,747   2,576,837    88,159

The proposal to approve an amendment to
The Northfield Laboratories Inc. 2003
Equity Compensation Plan to increase the
number of shares available for awards
under the Plan from 750,000 to 2,250,000
shares was approved.                         8,621,176   3,619,838   126,493   13,164,236

ITEM 6. EXHIBITS

Exhibit  3.1   -    Restated Certificate of Incorporation of Northfield
                    Laboratories Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Company's Quarterly Report on Form 10-Q for the Company's quarter ended November 30, 1999)

Exhibit  3.2   -    Amendment to Restated Certificate of Incorporation of
                    Northfield Laboratories Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 29, 2005)

Exhibit 10.1   -    Northfield Laboratories Inc. 2003 Equity Compensation Plan,
                    as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 29, 2005)

Exhibit 15     -    Letter RE: unaudited interim financial information

Exhibit 31.1   -    Certification of Steven A. Gould, M.D., pursuant to Rule
                    13a-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2   -    Certification of Jack J. Kogut, pursuant to Rule 13a-14(a)
                    under the Securities Exchange Act of 1934

Exhibit 32.1   -    Certification of Steven A. Gould, M.D., pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2   -    Certification of Jack J. Kogut, pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 9, 2006.

             SIGNATURE                                   TITLE
             ---------                                   -----


/s/ Steven A. Gould, M.D.               Chairman of the Board and Chief
-------------------------------------   Executive Officer
Steven A. Gould, M.D.


/s/ Jack J. Kogut                       Sr. Vice President and Chief Financial
-------------------------------------   Officer
Jack J. Kogut