Form 10-Q
period 2006-02-28
NORTHFIELD LABORATORIES INC /DE/
filed 2006-04-10
CIK 920947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER OR LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK
ONE):

LARGE ACCELERATED FILER       ACCELERATED FILER  X    NON-ACCELERATED FILER
                        ---                     ---                         ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS
DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).   YES      NO  X
                                                  ---     ---

     AS OF FEBRUARY 28, 2006, REGISTRANT HAD 26,772,938 SHARES OF COMMON STOCK OUTSTANDING

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

These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and those matters discussed under "Legal Proceedings" in this Quarterly Report. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place undue weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Northfield Laboratories Inc.:

We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of February 28, 2006, and the related statements of operations for the three-month periods ended February 28, 2006 and 2005, and the statements of operations and cash flows for the nine-month periods ended February 28, 2006 and 2005, and for the period from June 19, 1985 (inception) through February 28, 2006. We have also reviewed the statements of shareholders' equity (deficit) for the nine-month period ended February 28, 2006 and for the period from June 19, 1985 (inception) through February 28, 2006. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Northfield Laboratories Inc. as of May 31, 2005, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2005 (not presented herein); and in our report dated August 12, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2005 and in the accompanying statements of operations, cash flows and shareholders' equity (deficit) is fairly stated, in all material respects, in relation to the statements from which it has been derived.


/s/ KPMG LLP

Chicago, Illinois
April 7, 2006

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                                 Balance Sheets

                       February 28, 2006 and May 31, 2005

                                                                    FEBRUARY 28,      MAY 31,
                                                                        2006           2005
                                                                   -------------   ------------
                                                                    (unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents                                       $  49,502,733      6,800,405
   Marketable securities                                              30,810,081     91,330,289
   Prepaid expenses                                                      281,087        826,741
   Other current assets                                                       --        139,808
                                                                   -------------   ------------
         Total current assets                                         80,593,901     99,097,243
Property, plant, and equipment                                        15,281,206     14,796,631
Accumulated depreciation                                             (14,165,914)   (13,961,694)
                                                                   -------------   ------------
Net property, plant, and equipment                                     1,115,292        834,937
                                                                   -------------   ------------
Other assets                                                              69,064         69,392
                                                                   -------------   ------------
                                                                   $  81,778,257    100,001,572
                                                                   =============   ============
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   3,196,617      3,325,570
   Accrued expenses                                                       80,559        110,679
   Accrued compensation and benefits                                     619,944        539,783
                                                                   -------------   ------------
         Total current liabilities                                     3,897,120      3,976,032
Other liabilities                                                        239,240        251,582
                                                                   -------------   ------------
         Total liabilities                                             4,136,360      4,227,614
                                                                   -------------   ------------
Shareholders' equity:
   Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued and outstanding                                             --             --
   Common stock, $.01 par value. Authorized 60,000,000 shares;
      issued 26,774,655 at February 28, 2006 and 26,752,739 at
      May 31, 2005                                                       267,747        267,527
   Additional paid-in capital                                        241,223,371    240,997,444
   Deficit accumulated during the development stage                 (163,805,807)  (145,361,011)
   Deferred compensation                                                 (18,021)      (104,609)
                                                                   -------------   ------------
                                                                      77,667,290     95,799,351
   Less cost of 1,717 common shares in treasury                          (25,393)       (25,393)
                                                                   -------------   ------------
         Total shareholders' equity                                   77,641,897     95,773,958
                                                                   -------------   ------------
                                                                   $  81,778,257    100,001,572
                                                                   =============   ============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.

                      (a company in the development stage)

                            Statements of Operations

     Three and nine months ended February 28, 2006 and February 28, 2005 and for the period from June 19, 1985 (inception) through February 28, 2006

                                                                                                                     CUMULATIVE
                                                                                                                        FROM
                                              THREE MONTHS ENDED FEBRUARY 28,   NINE MONTHS ENDED FEBRUARY 28,     JUNE 19, 1985
                                              -------------------------------   ------------------------------        THROUGH
                                                     2006          2005                2006          2005        FEBRUARY 28, 2006
                                                 -----------   -----------         -----------   -----------     -----------------
                                                 (unaudited)   (unaudited)         (unaudited)   (unaudited)        (unaudited)
Revenues - license income                        $        --            --                  --            --          3,000,000
Costs and expenses:
   Research and development                        5,786,424     3,817,764          16,453,600    12,033,650        140,069,391
   General and administrative                      1,453,876     1,310,923           4,302,696     3,169,711         53,746,298
                                                 -----------    ----------         -----------   -----------       ------------
                                                   7,240,300     5,128,687          20,756,296    15,203,361        193,815,689
Other income and expense:
   Interest income                                   845,342       281,109           2,311,500       557,115         27,168,037
   Interest expense                                       --            --                  --            --             83,234
                                                 -----------    ----------         -----------   -----------       ------------
                                                 $   845,342       281,109           2,311,500       557,115         27,084,803
                                                 -----------    ----------         -----------   -----------       ------------
Net loss before cumulative effect of change
   in accounting principle                        (6,394,958)   (4,847,578)        (18,444,796)  (14,646,246)      (163,730,886)
                                                 -----------    ----------         -----------   -----------       ------------
Cumulative effect of change in
   accounting principle                                   --            --                  --            --             74,921
                                                 -----------    ----------         -----------   -----------       ------------
         Net loss                                $(6,394,958)   (4,847,578)        (18,444,796)  (14,646,246)      (163,805,807)
                                                 ===========    ==========         ===========   ===========       ============
Net loss per share - basic and diluted           $     (0.24)        (0.21)              (0.69)        (0.67)            (14.28)
                                                 ===========    ==========         ===========   ===========       ============
Shares used in calculation of
   per share data - basic and diluted             26,769,380    22,658,213          26,764,146    21,829,722         11,467,942
                                                 ===========    ==========         ===========   ===========       ============

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Nine months ended February 28, 2006 and for the period
            from June 19, 1985 (inception) through February 28, 2006


                                                    PREFERRED STOCK         COMMON STOCK
                                                 --------------------  ---------------------
                                                   NUMBER   AGGREGATE    NUMBER    AGGREGATE
                                                 OF SHARES    AMOUNT    OF SHARES    AMOUNT
                                                 ---------  ---------  ----------  ---------
Issuance of common stock on August 27, 1985          --        $--      3,500,000   $ 35,000
Issuance of Series A convertible preferred
   stock at $4.00 per share on August 27, 1985
   (net of costs of issuance of $79,150)             --         --             --         --
Net loss                                             --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1986                              --         --      3,500,000     35,000
Net loss                                             --         --             --         --
Deferred compensation relating to grant of
   stock options                                     --         --             --         --
Amortization of deferred compensation                --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1987                              --         --      3,500,000     35,000
Issuance of Series B convertible preferred
   stock at $35.68 per share on August 14, 1987
   (net of costs of issuance of $75,450)             --         --             --         --
Net loss                                             --         --             --         --
Amortization of deferred compensation                --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1988                              --         --      3,500,000     35,000
Issuance of common stock at $24.21 per share on
   June 7, 1988 (net of costs of
   issuance of $246,000)                             --         --        413,020      4,130
Conversion of Series A convertible preferred
   stock to common stock on June 7, 1988             --         --      1,250,000     12,500
Conversion of Series B convertible preferred
   stock to common stock on June 7, 1988             --         --      1,003,165     10,032
Exercise of stock options at $2.00 per share         --         --         47,115        471
Issuance of common stock at $28.49 per share on
   March 6, 1989 (net of costs of
   issuance of $21,395)                              --         --        175,525      1,755
Issuance of common stock at $28.49 per share on
   March 30, 1989 (net of costs of
   issuance of $10,697)                              --         --         87,760        878
Sale of options at $28.29 per share to purchase
   common stock at $.20 per share on
   March 30, 1989 (net of costs of
   issuance of $4,162)                               --         --             --         --
Net loss                                             --         --             --         --
Deferred compensation relating to grant of
   stock options                                     --         --             --         --
Amortization of deferred compensation                --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1989                              --         --      6,476,585     64,766
Net loss                                             --         --             --         --
Deferred compensation relating to grant of
   stock options                                     --         --             --         --
Amortization of deferred compensation                --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1990                              --         --      6,476,585     64,766
Net loss                                             --         --             --         --
Amortization of deferred compensation                --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1991                              --         --      6,476,585     64,766
Exercise of stock warrants at $5.60 per share        --         --         90,000        900
Net loss                                             --         --             --         --
Amortization of deferred compensation                --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1992                              --         --      6,566,585     65,666
Exercise of stock warrants at $7.14 per share        --         --         15,000        150
Issuance of common stock at $15.19 per share on
   April 19, 1993 (net of costs of
   issuance of $20,724)                              --         --        374,370      3,744
Net loss                                             --         --             --         --
Amortization of deferred compensation                --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1993                              --         --      6,955,955     69,560
Net loss                                             --         --             --         --
Issuance of common stock at $6.50 per share on
   May 26, 1994 (net of costs of issuance
   of $2,061,149)                                    --         --      2,500,000     25,000
Cancellation of stock options                        --         --             --         --
Amortization of deferred compensation                --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1994                              --         --      9,455,955     94,560
Net loss                                             --         --             --         --
Issuance of common stock at $6.50 per share on
   June 20, 1994 (net of issuance costs
   of $172,500)                                      --         --        375,000      3,750
Exercise of stock options at $7.14 per share         --         --         10,000        100
Exercise of stock options at $2.00 per share         --         --        187,570      1,875
Cancellation of stock options                        --         --             --         --
Amortization of deferred compensation                --         --             --         --
                                                    ---        ---     ----------   --------
Balance at May 31, 1995                              --        $--     10,028,525   $100,285

See accompanying notes to financial statements and accountants' review report.

SERIES A CONVERTIBLE  SERIES B CONVERTIBLE                  DEFICIT                              TOTAL
   PREFERRED STOCK       PREFERRED STOCK                  ACCUMULATED                            SHARE-
--------------------  --------------------   ADDITIONAL   DURING THE     DEFERRED               HOLDERS'
  NUMBER   AGGREGATE    NUMBER   AGGREGATE    PAID-IN     DEVELOPMENT    COMPEN-    TREASURY     EQUITY
OF SHARES    AMOUNT   OF SHARES    AMOUNT     CAPITAL        STAGE        SATION     SHARES    (DEFICIT)
---------  ---------  ---------  ---------  -----------  ------------  -----------  --------  -----------
      --   $      --        --   $      --  $   (28,000) $         --  $        --     --     $     7,000


 250,000     250,000        --          --      670,850            --           --     --         920,850
      --          --        --          --           --      (607,688)          --     --        (607,688)
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
 250,000     250,000        --          --      642,850      (607,688)          --     --         320,162
      --          --        --          --           --    (2,429,953)          --     --      (2,429,953)

      --          --        --          --    2,340,000            --   (2,340,000)    --              --
      --          --        --          --           --            --      720,000     --         720,000
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
 250,000     250,000        --          --    2,982,850    (3,037,641)  (1,620,000)    --      (1,389,791)


      --          --   200,633     200,633    6,882,502            --           --     --       7,083,135
      --          --        --          --           --    (3,057,254)          --     --      (3,057,254)
      --          --        --          --           --            --      566,136     --         566,136
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
 250,000     250,000   200,633     200,633    9,865,352    (6,094,895)  (1,053,864)    --       3,202,226


      --          --        --          --    9,749,870            --           --     --       9,754,000

(250,000)   (250,000)       --          --      237,500            --           --     --              --

      --          --  (200,633)   (200,633)     190,601            --           --     --              --
      --          --        --          --       93,759            --           --     --          94,230


      --          --        --          --    4,976,855            --           --     --       4,978,610


      --          --        --          --    2,488,356            --           --     --       2,489,234



      --          --        --          --    7,443,118            --           --     --       7,443,118
      --          --        --          --           --      (791,206)          --     --        (791,206)

      --          --        --          --      683,040            --     (683,040)    --              --
      --          --        --          --           --            --      800,729     --         800,729
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
      --          --        --          --   35,728,451    (6,886,101)    (936,175)    --      27,970,941
      --          --        --          --           --    (3,490,394)          --     --      (3,490,394)

      --          --        --          --      699,163            --     (699,163)    --              --
      --          --        --          --           --            --      546,278     --         546,278
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
      --          --        --          --   36,427,614   (10,376,495)  (1,089,060)    --      25,026,825
      --          --        --          --           --    (5,579,872)          --     --      (5,579,872)
      --          --        --          --           --            --      435,296     --         435,296
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
      --          --        --          --   36,427,614   (15,956,367)    (653,764)    --      19,882,249
      --          --        --          --      503,100            --           --     --         504,000
      --          --        --          --           --    (7,006,495)          --     --      (7,006,495)
      --          --        --          --           --            --      254,025     --         254,025
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
      --          --        --          --   36,930,714   (22,962,862)    (399,739)    --      13,633,779
      --          --        --          --      106,890            --           --     --         107,040


      --          --        --          --    5,663,710            --           --     --       5,667,454
      --          --        --          --           --    (8,066,609)          --     --      (8,066,609)
      --          --        --          --           --            --      254,025     --         254,025
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
      --          --        --          --   42,701,314   (31,029,471)    (145,714)    --      11,595,689
      --          --        --          --           --    (7,363,810)          --     --      (7,363,810)


      --          --        --          --   14,163,851            --           --     --      14,188,851
      --          --        --          --      (85,400)           --       85,400     --              --
      --          --        --          --           --            --          267     --             267
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
      --          --        --          --   56,779,765   (38,393,281)     (60,047)    --      18,420,997
      --          --        --          --           --    (7,439,013)          --     --      (7,439,013)


      --          --        --          --    2,261,250            --           --     --       2,265,000
      --          --        --          --       71,300            --           --     --          71,400
      --          --        --          --      373,264            --           --     --         375,139
      --          --        --          --     (106,750)           --      106,750     --              --
      --          --        --          --           --            --      (67,892)    --         (67,892)
--------   ---------  --------   ---------  -----------  ------------  -----------    ---     -----------
      --   $      --        --   $      --  $59,378,829  $(45,832,294) $   (21,189)    --     $13,625,631

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                  Statements of Shareholders' Equity (Deficit)

             Nine months ended February 28, 2006 and for the period
            from June 19, 1985 (inception) through February 28, 2006



                                                                 PREFERRED STOCK           COMMON STOCK
                                                              ---------------------   ----------------------
                                                                NUMBER    AGGREGATE     NUMBER     AGGREGATE
                                                              OF SHARES     AMOUNT     OF SHARES     AMOUNT
                                                              ---------   ---------   ----------   ---------
Net loss                                                          --         $--              --    $     --
Issuance of common stock at $17.75 per share on August 9,
   1995 (net of issuance costs of $3,565,125)                     --          --       2,925,000      29,250
Issuance of common stock at $17.75 per share on
   September 11, 1995 (net of issuance costs of $423,238)         --          --         438,750       4,388
Exercise of stock options at $2.00 per share                      --          --         182,380       1,824
Exercise of stock options at $6.38 per share                      --          --           1,500          15
Exercise of stock options at $7.14 per share                      --          --          10,000         100
Cancellation of stock options                                     --          --              --          --
Amortization of deferred compensation                             --          --              --          --
                                                                 ---         ---      ----------    --------
Balance at May 31, 1996                                           --          --      13,586,155     135,862
Net loss                                                          --          --              --          --
Exercise of stock options at $0.20 per share                      --          --         263,285       2,633
Exercise of stock options at $2.00 per share                      --          --         232,935       2,329
Exercise of stock options at $7.14 per share                      --          --          10,000         100
Amortization of deferred compensation                             --          --              --          --
                                                                 ---         ---      ----------    --------
Balance at May 31, 1997                                           --          --      14,092,375     140,924
Net loss                                                          --          --              --          --
Exercise of stock options at $7.14 per share                      --          --           5,000          50
Amortization of deferred compensation                             --          --              --          --
                                                                 ---         ---      ----------    --------
Balance at May 31, 1998                                           --          --      14,097,375     140,974
Net loss                                                          --          --              --          --
Non-cash compensation                                             --          --              --          --
Exercise of stock options at $7.14 per share                      --          --          17,500         175
Exercise of stock warrants at $8.00 per share                     --          --         125,000       1,250
                                                                 ---         ---      ----------    --------
Balance at May 31, 1999                                           --          --      14,239,875     142,399
Net loss                                                          --          --              --          --
Non-cash compensation                                             --          --              --          --
Exercise of stock options at $13.38 per share                     --          --           2,500          25
                                                                 ---         ---      ----------    --------
Balance at May 31, 2000                                           --          --      14,242,375     142,424
Net loss                                                          --          --              --          --
Non-cash compensation                                             --          --              --          --
Exercise of stock options at $6.38 per share                      --          --           6,000          60
Exercise of stock options at $10.81 per share                     --          --          17,500         175
                                                                 ---         ---      ----------    --------
Balance at May 31, 2001                                           --          --      14,265,875     142,659
Net loss                                                          --          --              --          --
                                                                 ---         ---      ----------    --------
Balance at May 31, 2002                                           --          --      14,265,875     142,659
Net loss                                                          --          --              --          --
                                                                 ---         ---      ----------    --------
Balance at May 31, 2003                                           --          --      14,265,875     142,659
Issuance of common stock at $5.60 per share on July 28,
   2003 (net of costs of issuance of $909,229)                    --          --       1,892,857      18,928
Issuance of common stock to directors at $6.08 per
   share on October 30, 2003                                      --          --          12,335         123
Deferred compensation related to stock grants                     --          --          25,500         255
Amortization of deferred compensation                             --          --              --          --
Issuance of common stock at $5.80 per share on January 29,
   2004 (net of costs of issuance of $1,126,104)                  --          --       2,585,965      25,860
Issuance of common stock at $5.80 per share on February 18,
   2004 (net of costs of issuance of $116,423)                    --          --         237,008       2,370
Issuance of common stock at $5.80 per share on April 15,
   2004 (net of costs of issuance of $192,242)                    --          --         409,483       4,095
Issuance of common stock at $12.00 per share on May 18,
   2004 (net of costs of issuance of $1,716,831.36)               --          --       1,954,416      19,544
Exercise of stock options at $6.38 per share                      --          --          15,000         150
Net loss                                                          --          --              --          --
                                                                 ---         ---      ----------    --------
Balance at May 31, 2004                                                               21,398,439     213,984
Deferred compensation related to stock grants                     --          --           5,500          55
Amortization of deferred compensation                             --          --              --          --
Exercise of stock options between $5.08 and $14.17 per share      --          --         167,875       1,679
Cost of shares in treasury, 1,717 shares                          --          --              --          --
Issuance of common stock to directors at $12.66 per share
   on September 21, 2004                                          --          --           5,925          59
Issuance of common stock at $15.00 per share on February 9,
   2005 (net of costs of issuance of $4,995,689)                  --          --       5,175,000      51,750
Net loss                                                          --          --              --          --
                                                                 ---         ---      ----------    --------
Balance at May 31, 2005                                                      $        26,752,739    $267,527
Amortization of deferred compensation (unaudited)                 --          --              --          --
Exercise of stock options at $7.13 and $10.66 per share
   (unaudited)                                                    --          --           2,875          29
Issuance of common stock to directors at $13.05 per share
   on September 29, 2005 (unaudited)                              --          --           5,750          57
Issuance of common stock to directors at $13.21 per share
   on October 3, 2005 (unaudited)                                 --          --           1,135          12
Issuance of common stock to director at $10.67 per share
   on February 24, 2006 (unaudited)                                                        1,406          14
Exercise of stock options at $10.66, $5.15 and $11.09 per
   share (unaudited)                                                                       8,000          80
Exercise of stock options at $10.66 and $ 7.13 per share
   (unaudited)                                                                             2,750          28
Net loss (unaudited)                                              --          --              --          --
                                                                 ---         ---      ----------    --------
Balance at February 28, 2006 (unaudited)                                     $        26,774,655    $267,747
                                                                 ===         ===      ==========    ========

See accompanying notes to financial statements and accountants' review report.

 SERIES A CONVERTIBLE    SERIES B CONVERTIBLE                     DEFICIT                                 TOTAL
   PREFERRED STOCK         PREFERRED STOCK                      ACCUMULATED                              SHARE-
---------------------   ---------------------    ADDITIONAL      DURING THE     DEFERRED                HOLDERS'
  NUMBER    AGGREGATE     NUMBER    AGGREGATE      PAID-IN      DEVELOPMENT     COMPEN-    TREASURY      EQUITY
OF SHARES     AMOUNT    OF SHARES     AMOUNT       CAPITAL         STAGE         SATION     SHARES      (DEFICIT)
---------   ---------   ---------   ---------   ------------   -------------   ---------   --------   ------------
    --         $--          --         $--      $         --   $  (4,778,875)  $      --        --    $ (4,778,875)

    --          --          --          --        48,324,374              --          --        --      48,353,624

    --          --          --          --         7,360,187              --          --        --       7,364,575
    --          --          --          --           362,937              --          --        --         364,761
    --          --          --          --             9,555              --          --        --           9,570
    --          --          --          --            71,300              --          --        --          71,400
    --          --          --          --           (80,062)             --      80,062        --              --
    --          --          --          --                --              --     (62,726)       --         (62,726)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       115,427,120     (50,611,169)     (3,853)       --      64,947,960
    --          --          --          --                --      (4,245,693)         --        --      (4,245,693)
    --          --          --          --            50,025              --          --        --          52,658
    --          --          --          --           463,540              --          --        --         465,869
    --          --          --          --            71,300              --          --        --          71,400
    --          --          --          --                --              --       2,569        --           2,569
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       116,011,985     (54,856,862)     (1,284)       --      61,294,763
    --          --          --          --                --      (5,883,378)         --        --      (5,883,378)
    --          --          --          --            35,650              --          --        --          35,700
    --          --          --          --                --              --       1,284        --           1,284
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       116,047,635     (60,740,240)         --        --      55,448,369
    --          --          --          --                --      (7,416,333)         --        --      (7,416,333)
    --                      --          --            14,354              --          --        --          14,354
    --          --          --          --           124,775              --          --        --         124,950
    --          --          --          --           998,750              --          --        --       1,000,000
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,185,514     (68,156,573)         --        --      49,171,340
    --          --          --          --                --      (9,167,070)         --        --      (9,167,070)
    --          --          --          --            57,112              --          --        --          57,112
    --          --          --          --            33,425              --          --        --          33,450
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,276,051     (77,323,643)         --        --      40,094,832
    --          --          --          --                --     (10,174,609)         --        --     (10,174,609)
    --          --          --          --                --              --          --        --              --
    --          --          --          --            38,220              --          --        --          38,280
    --          --          --          --           189,000              --          --        --         189,175
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,503,271     (87,498,252)         --        --      30,147,678
    --          --          --          --                --     (10,717,360)         --        --     (10,717,360)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,503,271     (98,215,612)         --        --      19,430,318
    --          --          --          --                --     (12,250,145)         --        --     (12,250,145)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       117,503,271    (110,465,757)         --        --       7,180,173

    --          --          --          --         9,671,843              --          --        --       9,690,771

    --          --          --          --            74,877              --          --        --          75,000
    --          --          --          --           190,995              --    (191,250)       --              --
    --          --          --          --                --              --      35,630        --          35,630

    --          --          --          --        13,846,633              --          --        --      13,872,493

    --          --          --          --         1,255,853              --          --        --       1,258,223

    --          --          --          --         2,178,664              --          --        --       2,182,759

    --          --          --          --        21,716,616              --          --        --      21,736,160
    --          --          --          --            95,550              --          --        --          95,700
    --          --          --          --                --     (14,573,798)         --        --     (14,573,798)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --          --          --          --       166,534,302    (125,039,555)   (155,620)       --      41,553,111
    --          --          --          --            71,055              --     (71,110)       --              --
    --          --          --          --                --              --     122,121        --         122,121
    --          --          --          --         1,739,585              --          --        --       1,741,264
    --          --          --          --                --              --          --   (25,393)        (25,393)

    --          --          --          --            74,941              --          --        --          75,000

    --          --          --          --        72,577,561              --          --        --      72,629,311
    --          --          --          --                --     (20,321,456)         --        --     (20,321,456)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --         $--          --         $--      $240,997,444   $(145,361,011)  $(104,609)  (25,393)   $ 95,773,958
    --          --          --          --                --              --      86,588        --          86,588
    --          --          --          --            29,295              --          --        --          29,324

    --          --          --          --            74,943              --          --        --          75,000

    --          --          --          --            14,988              --          --        --          15,000

                                                      14,986                                                15,000

                                                      65,075                                                65,155
                                                      26,640                                                26,668
    --          --          --          --                --     (18,444,796)         --        --     (18,444,796)
   ---         ---         ---         ---      ------------   -------------   ---------   -------    ------------
    --         $--          --         $--      $241,223,371   $(163,805,807)  $ (18,021)  (25,393)   $ 77,641,897
   ===         ===         ===         ===      ============   =============   =========   =======    ============

                          NORTHFIELD LABORATORIES INC.
                      (a company in the development stage)

                            Statements of Cash Flows

                  Nine months ended February 28, 2006 and 2005
                      and for the period from June 19, 1985
                      (inception) through February 28, 2006

                                                                       NINE MONTHS ENDED       CUMULATIVE FROM
                                                                         FEBRUARY 28,            JUNE 19, 1985
                                                                  --------------------------        THROUGH
                                                                      2006           2005      FEBRUARY 28, 2006
                                                                  ------------   -----------   -----------------
                                                                   (unaudited)   (unaudited)      (unaudited)
Cash flows from operating activities:
   Net loss                                                       $(18,444,796)  (14,646,246)    (163,805,807)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Marketable security amortization                              (1,301,084)            0       (1,902,404)
      Depreciation and amortization                                    204,220       470,605       18,480,928
      Non-cash compensation                                            191,588       164,055        4,052,062
      Loss on sale of equipment                                             --            --           66,359
      Changes in assets and liabilities:
         Prepaid expenses                                              545,654       261,268         (490,298)
         Other current assets                                          139,808       (79,389)      (1,896,251)
         Other assets                                                      328            --            7,179
         Accounts payable                                             (128,953)     (388,792)       3,196,617
         Accrued expenses                                              (30,120)      (65,116)          80,559
         Accrued compensation and benefits                              80,161       (52,954)         619,944
         Other liabilities                                             (12,342)       (1,101)         239,240
                                                                  ------------   -----------     ------------
            Net cash used in operating activities                  (18,755,536)  (14,337,670)    (141,351,872)
                                                                  ------------   -----------     ------------

Cash flows from investing activities:
   Purchase of property, plant, equipment, and
      capitalized engineering costs                                   (484,575)     (201,582)     (19,521,954)
   Proceeds from sale of land and equipment                                 --            --        1,863,023
   Proceeds from matured marketable securities                     146,794,000    11,225,000      576,646,352
   Proceeds from sale of marketable securities                              --            --        7,141,656
   Purchase of marketable securities                               (84,972,708)  (95,769,935)    (612,701,381)
                                                                  ------------   -----------     ------------
            Net cash provided by (used in) investing activities     61,336,717   (84,746,517)     (46,572,304)
                                                                  ------------   -----------     ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                              121,147    79,327,988      236,108,337
   Payment of common stock issuance costs                                   --    (4,995,689)     (14,128,531)
   Proceeds from issuance of preferred stock                                --            --        6,644,953
   Proceeds from sale of stock options to
      purchase common shares                                                --            --        7,443,118
   Proceeds from issuance of notes payable                                  --            --        1,500,000
   Repayment of notes payable                                               --            --         (140,968)
                                                                  ------------   -----------     ------------
            Net cash provided by financing activities                  121,147    74,332,299      237,426,909
                                                                  ------------   -----------     ------------

            Net increase (decrease) in cash                         42,702,328   (24,751,888)      49,502,733

Cash at beginning of period                                          6,800,405    39,042,884               --
                                                                  ------------   -----------     ------------
Cash at end of period                                             $ 49,502,733    14,290,996       49,502,733
                                                                  ============   ===========     ============

Supplemental schedule of noncash financing activities:
   Exercise of stock option, 5,000 shares in exchange for
      1,717 treasury shares.                                      $         --            --           25,393

See accompanying notes to financial statements and accountants' review report.

                          NORTHFIELD LABORATORIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                               FEBRUARY 28, 2006
                                  (UNAUDITED)

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

(3)  COMPUTATION OF NET LOSS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because we reported net losses for all periods presented, basic and diluted per share amounts are the same. As of February 28, 2006, we have 1,758,375 options and 212,392 warrants that were excluded from the net loss per share calculation because their inclusion would have been anti-dilutive.

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

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock Based Compensation" to the measurement of stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                         Three Months Ended            Nine Months Ended
                                    ---------------------------   ---------------------------
                                    February 28,   February 28,   February 28,   February 28,
                                        2006           2005           2006          2005
                                    ------------   ------------   ------------   ------------
                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)
Net loss as reported                $(6,394,958)    (4,847,578)   (18,444,796)   (14,646,246)
Add: Stock based compensation
   expense included in statements
   of operations                         35,818         32,346        191,588        164,055
Deduct: Total stock based
   compensation expense
   determined under the fair
   value method for all awards         (604,259)      (507,347)    (2,304,112)    (1,400,648)
                                    -----------     ----------    -----------    -----------
                                     (6,963,399)    (5,322,579)   (20,557,320)   (15,882,839)
Basic and diluted loss per share:
   As reported                            (0.24)         (0.21)         (0.69)         (0.67)
   Pro forma                              (0.26)         (0.23)         (0.77)         (0.73)
                                    ===========     ==========    ===========    ===========

The weighted-average fair value of options granted during the periods ended February 28, 2006 and 2005 were $8.95 and $13.43 respectively.

     For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods ended February 28, 2006 and 2005:

                             FEBRUARY 28,   FEBRUARY 28,
                                 2006           2005
                             ------------   ------------
Expected volatility ......         71.5%          72.3%
Risk-free interest rate ..          4.4%           3.9%
Dividend yield ...........           --             --
Expected lives ...........    7.0 years      7.6 years
                              =========      =========

(5)  RECENTLY ISSUED ACCOUNTING STANDARD

In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment: an amendment of FASB Statements No. 123 and 95", was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Statement is effective for public companies with annual periods beginning after June 15, 2005. The Company will adopt SFAS

123(R) for the three-month period ending August 31, 2006. The Company will assess the impact of the transition to this new accounting standard during the upcoming months.

(6)  MARKETABLE SECURITIES

     The Company, at February 28, 2006, is invested in high grade commercial paper. The Company has the intent and ability to hold these securities until maturity and all securities have a maturity of less than one year.

     The fair market value of the Company's marketable securities was $30,809,703 at February 28, 2006, which included gross unrealized holding losses of $378. The fair market value of the Company's marketable securities was $91,209,903 at May 31, 2005, which included gross unrealized holding losses of $120,386. All of these marketable securities are scheduled to mature in less than one year.

(7)  LEGAL PROCEEDINGS

     Subsequent to the end of the Company's fiscal third quarter, the Company and its chief executive officer were named as defendants in purported class action lawsuits pending before the federal District Court for the Northern District of Illinois alleging various violations of the federal securities laws. These lawsuits allege, among other matters, that the Company failed to adequately disclose information regarding the results from a clinical trial of its PolyHeme product in elective surgery that was conducted from 1998 to 2001. Although the Company believes these lawsuits lack merit, the lawsuits are at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on the Company or the clinical development or future commercialization of its PolyHeme product.

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

     Twenty-seven of the 32 clinical sites that have received Institutional Review Board, or IRB, approval to participate in our pivotal Phase III trial are enrolling patients in the trial. Thirty-one of these sites have initiated enrollment and the last is scheduled to open in April 2006. Three sites have suspended enrollment of patients in order to review their participation in the trial, and one site has suspended enrollment pending additional retraining. This review follows recent media reports that have challenged certain aspects of the design of our trial and the adequacy of the community consultation process conducted by clinical sites in connection with the trial. A number of other trial sites have conducted similar reviews and have already resumed their enrollment of patients in our trial.

     Each of the sites participating in the trial is designated as a Level I trauma center, indicating its capacity to treat the most severely injured trauma patients. The trial has an expected enrollment of 720 patients.

     As part of our trial protocol, an Independent Data Monitoring Committee, or IDMC, is responsible for periodically evaluating the safety data from the trial and making recommendations relating to the continuation or modification of the trial protocol to minimize any identified risks to patients. The IDMC has completed four separate evaluations after 60, 120, 250 and 500 patients were enrolled in our trial and monitored for a 30-day follow up period. The IDMC has stated that it observed no statistically significant trends or safety issues that would warrant modification or other changes in our current trial protocol or patient recruitment. Based on these observations, the IDMC has recommended that our trial continue to completion without modification. We will not have access to the trial data reviewed by the IDMC until the trial is completed and the database has been cleaned and locked by our contract research organization.

     As of March 31, 2006, approximately 655 patients had been enrolled in our pivotal Phase III trial. Our current goal is to complete the patient enrollment phase in the second quarter of calendar year 2006. Our ability to achieve this goal will depend, in part, on the number of clinical sites continuing to participate in our trial and the ability of these sites to enroll patients at the projected rates.

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

     Since Northfield's incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of our potential product, PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield's inception through February 28, 2006, we have incurred operating losses totaling $163,806,000.

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

                              RESULTS OF OPERATIONS

     We reported no revenues for either of the three and nine-month periods ended February 28, 2006 or 2005. From Northfield's inception through February 28, 2006, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

                               OPERATING EXPENSES

     Operating expenses for our third fiscal quarter ended February 28, 2006 totaled $7,240,000, an increase of $2,111,000 from the $5,129,000 reported in the third quarter of fiscal 2005. Measured on a percentage basis, third quarter fiscal 2006 operating expenses exceeded third quarter fiscal 2005 expenses by 41.2%. As expected, significant increases in operating expenses were incurred to conduct, expand, report and support our pivotal Phase III trial.

     Research and development expenses during the third quarter of fiscal 2006 totaled $5,786,000, an increase of $1,968,000, or 51.5%, from the $3,818,000 reported in the third quarter of fiscal 2005. Our pivotal Phase III trial is enrolling patients at 10 additional clinical sites compared to a year ago. Also included in the current quarter research and development expenses was an increased use of scientific and regulatory consultants to prepare for the reporting of data from our trial to FDA.

     General and administrative expenses in the third quarter of fiscal 2006 totaled $1,454,000, which is an increase of $143,000, or 10.9%, from the $1,311,000 of general and administrative expenses reported in the third quarter of fiscal 2005. The increased expenses in the third quarter of fiscal 2006 compared to the third quarter of fiscal year 2005 were due to increased professional service fees, compensation accruals, insurance costs, and state taxes determined by our capital structure. We anticipate potentially significant general and administrative expense increases for the remainder of the fiscal year. No new general and administrative programs are currently planned, as successfully completing our pivotal Phase III trial remains our primary focus. However, we anticipate potentially significant general and administrative expense increases for the remainder of the fiscal year due primarily to the proceedings discussed below.

     Subsequent to the end of our fiscal third quarter, we received an informal request from the staff of the Securities and Exchange Commission, or SEC, to voluntarily provide certain information relating to the clinical development of PolyHeme in elective surgery. We intend to cooperate with the SEC staff in connection with its review of this information. We have also agreed to voluntarily provide similar information to the staff of the Finance Committee of the United States Senate. In addition, Northfield and our chief executive officer were named as defendants in purported class action lawsuits alleging violations of the federal securities laws relating to the disclosure of results from a clinical trial of our PolyHeme product in elective surgery that was conducted from 1998 to 2001. While we believe these lawsuits lack merit, each of these matters is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on Northfield or the clinical development or future commercialization of our PolyHeme product. See "Legal Proceedings." We anticipate significant future increases in our general and administrative expenses resulting from professional fees and expenses incurred in connection with these matters.

     For the nine-month period ended February 28, 2006, operating expenses of $20,756,000 exceeded the operating expenses of $15,203,000 incurred in the nine-month period ended February 28, 2005. The dollar increase was $5,553,000 and the percentage increase equaled 36.5%. The increases are primarily attributed to the planning, preparation, execution, analysis and reporting of our pivotal Phase III trial.

     Research and development expenses for the nine-month period ended February 28, 2006 totaled $16,454,000, which represents a $4,420,000, or 36.7%, increase from the comparable expenses incurred in the nine-month period ended February 28, 2005. During the current fiscal year, increased expense totaling $2,676,000 was reported for clinical site activities and the direct costs of trial monitoring, analysis and reporting. During the current fiscal year, the organization has expanded by 10 net hires contributing to increased compensation and recruiting costs. Also this fiscal year we are conducting additional work in multiple areas to refresh and update our database in preparation for filing a license application with FDA.

     General and administrative expenses for the nine-month period ended February 28, 2006 totaled $4,303,000, which is an increase of $1,133,000, or 35.7%, from the $3,170,000 of general and administrative expenses reported for the nine-month period ended February 28, 2005. The increased expenses this fiscal year are due to higher employment levels, increased compensation accruals, higher professional services fees, primarily for legal and investor relations, increased insurance costs and additional taxes payable based on our increased market capitalization.

                                 INTEREST INCOME

     Interest income for the three-month period ended February 28, 2006 totaled $845,000, an increase of $564,000 from the $281,000 in interest income reported in the three-month period ended February 28, 2005. The increase in our interest income is due to our improved cash position resulting from our successful equity financing during February 2005 and higher short-term interest rates.

     Interest income for the nine-month period ended February 28, 2006 totaled $2,312,000, an increase of $1,755,000 from the $557,000 in interest income reported in the nine-month period ended February 28, 2005. The increase in cash balances and increases in available short-term interest rates caused interest income to increase. We continue to invest our funds only in high grade, short-term instruments.

                                    NET LOSS

     Our net loss for the three-month period ended February 28, 2006 totaled $6,395,000, or $0.24 per share, compared to a net loss of $4,848,000, or $0.21 per share, for the three-month period ended February 28, 2005. In dollar terms, the loss increased by $1,547,000 or 31.9%, primarily as a result of the increased expenses relating to our pivotal Phase III trial.

     On a fiscal year to date basis, we reported a loss of $18,445,000, or $0.69 per share, compared to a prior year nine-month loss of $14,646,000, or $0.67 per share. The increased net loss of $3,799,000, or 25.9%, was primarily the result of increased expenses relating to our pivotal Phase III trial during the first nine-months of the current fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

     From Northfield's inception through February 28, 2006, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $160,874,000. For the nine-months ended February 28, 2006 and February 28, 2005, these cash expenditures totaled $19,240,000 and $14,540,000, respectively. The current fiscal year nine-month increase in cash utilization is due primarily to increased expenses related to our pivotal Phase III trial and professional service costs.

     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of February 28, 2006, we had cash and marketable securities totaling $80,313,000. As previously reported, we have been successful in securing a $1.4 million federal appropriation as part of the Defense Appropriation Bill in 2005 and a $3.5 million federal appropriation as part of the Fiscal 2006 Defense Appropriation Bill. As of February 28, 2006, we have not yet received these funds.

     We are currently utilizing our cash resources at a rate of approximately $28 million per year. We expect, however, that the rate at which we utilize of our cash resources will significantly increase over the next two years as we launch our planned commercial plant expansion and further expand our business organization for product launch.

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

     Based on our current estimates, we believe our existing capital resources will be sufficient to permit us to conduct our operations, including the planned expansion of our manufacturing, sales, marketing and distribution capabilities, for approximately 15 to 18 months. Excluding the projected costs relating to our planned expansion activities, we believe our existing capital resources would be sufficient to permit us to conduct our operations, including completion of our current Phase III clinical trial and the preparation and submission of a BLA to FDA, for approximately 30 to 36 months.

     We may in the future issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funding or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of additional government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital or enter into a collaborative arrangement with a strategic partner will depend primarily on the results of our clinical trial, as well as general conditions in the business and financial markets.

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

                        NET DEFERRED TAX ASSETS VALUATION

     We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of February 28, 2006, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

                             CONTRACTUAL OBLIGATIONS

     The following table reflects a summary of our contractual cash obligations as of February 28, 2006:

                                                 LESS THAN                   4-5
Contractual Obligations               TOTAL      ONE YEAR     1-3 YEARS     YEARS
-----------------------            ----------   ----------   ----------   --------
Lease Obligations (1) ..........   $2,866,402   $  834,799   $1,788,683   $242,920
Other Obligations (2) ..........    1,300,000    1,300,000           --         --
                                   ----------   ----------   ----------   --------
Total Contractual Cash Oblig ...   $4,166,402   $2,134,799   $1,788,683   $242,920
                                   ==========   ==========   ==========   ========

----------
(1) The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 15, 2009 unamortized broker commissions of $17,470 would also be due.

(2) Represents payments required to be made upon termination of employment agreements with two of our executive officers. The employment contracts renew automatically unless terminated. Figures shown represent compensation payable upon the termination of the employment agreements for reasons other than death, disability, cause or voluntary termination of employment by the executive officer other than for good reason. Additional payments may be required under the employment agreements in connection with a termination of employment of the executive officers following a change in control of Northfield.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received on our cash and marketable securities of $80.3 million at February 28, 2006 would decrease interest income by $803,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 13, 2006, Northfield received an informal request from the staff of the SEC to voluntarily provide certain information relating to the clinical development of PolyHeme in elective surgery. We intend to cooperate with the SEC staff in connection with its review of this information. We have also agreed to voluntarily provide similar information to the staff of the Finance Committee of the United States Senate.

     In addition, Northfield and our chief executive officer have been named as defendants in purported class action lawsuits pending before the federal District Court for the Northern District of Illinois alleging various violations of the federal securities laws. These lawsuits allege, among other matters, that Northfield failed to adequately disclose information regarding the results from a clinical trial of our PolyHeme product in elective surgery that was conducted from 1998 to 2001.

     While we believe these lawsuits lack merit, each of these matters is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on Northfield or the clinical development or future commercialization of our PolyHeme product.

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

     b)   None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 10, 2006.

              SIGNATURE                                   TITLE
              ---------                                   -----


/s/ Steven A. Gould, M.D.               Chairman of the Board and Chief
-------------------------------------   Executive Officer
Steven A. Gould, M.D.


/s/ Jack J. Kogut                       Sr. Vice President and Chief
-------------------------------------   Financial Officer
Jack J. Kogut