Form 10-K
period 2006-05-31
NORTHFIELD LABORATORIES INC /DE/
filed 2006-08-14
CIK 920947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION
REPORTS PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-24050
NORTHFIELD LABORATORIES INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	36-3378733
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1560 Sherman Avenue, Suite 1000, Evanston, Illinois	60201-4800
(Address of Principal Executive Offices)	(Zip Code)
(847) 864-3500 (Registrant’s Telephone Number, Including Area Code)
     Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, PAR VALUE $.01 PER SHARE
     Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☐ Yes ☒ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☒ No
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.
     Large Accelerated Filer  ☐          Accelerated Filer  ☒          Non-Accelerated Filer  ☐
     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of their Securities Exchange Act of 1934). ☐ Yes ☒ No
     As of November 30, 2005, 26,760,782 shares of the Registrant’s common stock, par value $.01 per share, were outstanding. On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant’s common stock on November 30, 2005) held by non-affiliates of the Registrant was $334,295,000 (26,084,327 shares at $12.82 per share).
     As of July 31, 2006, there were 26,779,438 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting are incorporated by reference into Part III of this Form 10-K. The Registrant maintains an Internet website at www.northfieldlabs.com. None of the information contained on this website is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
PART I
ITEM 1. Business.
BACKGROUND
OUR PRODUCT
OUR PIVOTAL PHASE III TRIAL
TRIAL DESIGN AND CLINICAL ENDPOINTS
THE MARKET OPPORTUNITY
MANUFACTURING AND MATERIAL SUPPLY
MARKETING STRATEGIES
COMPETITION
GOVERNMENT REGULATION
PATENTS AND PROPRIETARY RIGHTS
RESEARCH AND DEVELOPMENT
HUMAN RESOURCES
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION
HOLDERS OF RECORD
DIVIDENDS
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RECENT DEVELOPMENTS
RESULTS OF OPERATIONS
OPERATING EXPENSES
INTEREST INCOME
NET LOSS
LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES
NET DEFERRED TAX ASSETS VALUATION
CONTRACTUAL OBLIGATIONS
RECENT ACCOUNTING PRONOUNCEMENTS
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
ITEM 8. Financial Statements and Supplemental Data.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
ITEM 9A. Controls and Procedures.
Item 9B. Other Information.
PART III
PART IV
Item 15. Exhibits and Financial Statement Schedules.
EXHIBITS
SIGNATURES
Exhibit 10.18
Consent of Independent Registered Public Accounting Firm
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Section 906
Certification Pursuant to Section 906

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
      This Annual Report contains forward-looking statements concerning, among other things, our prospects, clinical and regulatory developments affecting our potential product and our business strategies. These forward-looking statements are identified by the use of such terms as “intends,” “expects,” “plans,” “estimates,” “anticipates,” “forecasts,” “should,” “believes” and similar terms.
      These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under “Risk Factors.” Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place undue weight on these statements. These statements speak only as of the date of this Annual Report.
      All subsequent written and oral forward-looking statements attributable to Northfield or any person acting on our behalf are qualified by this cautionary statement. We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the time such statement is made.

PART I

ITEM 1.	Business.
      Northfield Laboratories Inc. is a leader in developing a hemoglobin-based oxygen-carrying red blood cell substitute for the treatment of urgent, large volume blood loss in trauma and resultant surgical settings. The initial indication we are seeking for our product, PolyHeme®, is the early treatment of urgent, life-threatening blood loss following trauma when donated blood may not be immediately available. We believe that this indication addresses a critical unmet medical need, since some trauma patients bleed to death before they have access to blood. We believe PolyHeme has the potential to improve survival in critically injured patients and to thereby transform the treatment of trauma.
      We recently announced the completion of patient enrollment in our pivotal Phase III study. This was the first study in the United States to evaluate the safety and efficacy of an oxygen-carrying red blood cell substitute beginning at the scene of injury and continuing during transport and in the early hospital period. The primary endpoint is survival at 30 days.
      A total of 32 Level I trauma centers across the United States participated in our study following approval of the trial protocol by the Institutional Review Board, or IRB, at each institution. The trial had an enrollment of 720 patients.
      As part of our trial protocol, an Independent Data Monitoring Committee, or IDMC, consisting of independent medical and biostatistical experts was responsible for periodically evaluating the safety data from the trial and making recommendations relating to continuation or modification of the trial protocol to minimize any identified risks to patients. The IDMC completed its fourth and final review of data from the initial 500 patients enrolled in our pivotal Phase III trial in November 2005 and recommended that the trial continue without modification to completion of patient enrollment. This is the first time that a trial of a hemoglobin-based oxygen carrier has passed this patient evaluation milestone in a high risk trauma population.
      We are pursuing a unique regulatory strategy in order to seek U.S. Food and Drug Administration, or FDA, approval of PolyHeme. Our Phase III trial was conducted under a federal regulation, 21 CFR 50.24, that permits certain types of emergency research using an exception from the requirement for informed consent by individual patients. FDA authorization to proceed with our trial was based on our experience in prior clinical trials documenting the potential life-sustaining capability of PolyHeme when given in rapid, massive infusions to critically injured patients in the hospital. Some of these patients received up to 20 units of PolyHeme, equivalent to twice their normal blood volume.
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
      We anticipate that we will require approximately three months from the date of the completion of patient enrollment to monitor and lock the database from our pivotal Phase III trial. After the trial database is locked, we expect to report top-line data from the trial during the fourth quarter of calendar year 2006. Our goal is to submit a Biologics License Application, or BLA, to FDA during the first half of calendar year 2007. We recently applied to FDA for Fast Track designation for PolyHeme. We also plan to submit a request for priority review of our BLA. We believe PolyHeme qualifies for Fast Track designation based on its potential to improve patient survival.

      We believe that PolyHeme ultimately represents a substantial global market opportunity, based on the need for a universally compatible, immediately available oxygen-carrying product and PolyHeme’s potential for eventual approval for multiple indications. We are presently planning to construct an initial commercial manufacturing facility with the capacity to produce more than 100,000 units of PolyHeme per year. In June 2006, we purchased the 106,000 square foot building in Mt. Prospect, Illinois in which our pilot manufacturing facility is located and plan to construct our initial commercial manufacturing facility at this site. In addition to manufacturing operations, we expect that the facility will also house laboratory, quality control and administrative personnel. Engineering and size optimization activities for the planned facility are currently underway. We anticipate that the major capital expenditures associated with this expansion will not occur until top-line data from our pivotal Phase III trauma trial have been analyzed and reported.
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
      The use of donated blood in transfusion therapy, while effective in restoring an adequate supply of oxygen in the body of the recipient, has several limitations. Transfused blood can be used only in recipients having a blood type compatible with that of the donor. Delays in treatment resulting from the necessity of blood typing prior to transfusion, together with the limited shelf-life of blood and the limited availability of certain blood types, impose constraints on the immediate availability of compatible blood for transfusion. In addition, although testing procedures exist to detect the presence of certain diseases in blood, these procedures cannot eliminate completely the risk of blood-borne disease. There is no commercially available hemoglobin-based oxygen-carrying red blood cell substitute in this country which addresses these problems.
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
OUR PRODUCT
      Our product, PolyHeme, is a human hemoglobin-based oxygen-carrying red blood cell substitute in development for the treatment of life-threatening blood loss when an oxygen-carrying fluid is required and red blood cells are not available.
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
      Blood Volume Replacement. Infusion of PolyHeme also restores blood volume. Therefore, PolyHeme should be useful as an oxygen-carrying red blood cell substitute in the treatment of hemorrhagic shock resulting from extensive blood loss.
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
OUR PIVOTAL PHASE III TRIAL
      We recently completed patient enrollment in a pivotal Phase III trial in which PolyHeme was used for the first time to treat severely injured patients in hemorrhagic shock before they reach the hospital. Under this protocol, treatment with PolyHeme began at the scene of the injury or in the ambulance and continued during transport and the initial 12 hour post-injury period in the hospital. The study is based on two potential life-saving benefits. The first is starting infusion of an oxygen-carrying fluid at the scene of injury and continuing during transport to the hospital. Because blood is not routinely carried in ambulances, PolyHeme represents a potential improvement over the current standard of care and has the potential to improve patient survival and address a critical, unmet medical need.
      The second opportunity is the potential to improve the outcome associated with the use of donated blood in the early hospital period in critically injured patients. Although blood is the current standard of care, there is a growing body of scientific evidence pointing to the adverse immunomodulatory effects of early blood transfusion in trauma patients, specifically the incidence of multiple organ failure and the resultant associated mortality. There are also published data indicating that these same effects may not occur with PolyHeme. While blood is available in the hospital, PolyHeme is being evaluated as a potentially better alternative for the early care of the injured patient.
      A total of 32 Level I trauma centers across the United States participated in our study following approval of the trial protocol by the Institutional Review Board, or IRB, at each institution. Each of the sites that participated in the trial is designated as a Level I trauma center, indicating its capacity to treat the most severely injured trauma patients. The trial had an enrollment of 720 patients.
      As part of our trial protocol, an Independent Data Monitoring Committee, or IDMC, consisting of independent medical and biostatistical experts was responsible for periodically evaluating the safety data from the trial and making recommendations relating to continuation or modification of the trial protocol to minimize any identified risks to patients. The protocol included four planned evaluations by the IDMC that occurred after 60, 120, 250 and 500 patients had been enrolled and monitored for a 30-day follow up period. The IDMC focused its reviews on mortality and serious adverse events and evaluated all safety data as the trial continued. We received a recommendation from the IDMC after each review, but we will not have access to the trial data reviewed by the IDMC until the database of information concerning patients enrolled in the trial has been locked.
      The IDMC has completed all four of the planned reviews of the trial data and, in each case, recommended continuation of the trial without modification. After its 500 patient review, the IDMC recommended that the trial continue through completion of patient enrollment. This is the first time that a trial of a hemoglobin-based oxygen carrier has passed this patient evaluation milestone in a high risk trauma population.
      As part of its third interim evaluation, the IDMC also conducted an adaptive sample size determination as specified in the trial protocol. A blinded power analysis was performed to determine if any increase in the sample size of the study was necessary. The assessment was based on a comparison between the mortality rate predicted in the protocol and the observed mortality rate in the trial to date. The IDMC concluded that no adjustment in the number of patients to be enrolled in the study would be required. Therefore, planned enrollment remained at 720 patients.
      We anticipate that we will require approximately three months from the date of the completion of patient enrollment to monitor and lock the database from our pivotal Phase III trial. After the trial database is locked, we expect to report top-line data from the trial during the fourth quarter of calendar year 2006. Our goal is to submit a BLA to FDA during the first half of calendar year 2007. We recently applied to FDA for Fast Track designation for PolyHeme. We also plan to seek priority review of our BLA. We believe PolyHeme qualifies for Fast Track designation based on its potential to improve patient survival.
TRIAL DESIGN AND CLINICAL ENDPOINTS
      We have reached agreement with FDA on Special Protocol Assessment, or SPA, for our pivotal Phase III trial. SPA is designed to facilitate the review and approval of drug and biological products by allowing for FDA evaluation of the trial sponsor’s proposed design and size of clinical trials intended to form the primary basis for an efficacy claim in a BLA submitted to FDA. Our SPA reflects an agreement with FDA on our trial design, the trial endpoints and the broad concepts for clinical indications those endpoints would support in an application for product approval by FDA.
      Our pivotal Phase III trial has been conducted under a federal regulation that permits research to be conducted in certain emergent, life-threatening situations using an exception from the requirement for prospective informed consent by individual patients. Participation by each clinical trial site is overseen by an IRB. Under the applicable federal regulation, an IRB may give approval for patient enrollment in trials in emergency situations without requiring individual informed consent provided specific criteria are met. Patients must be in a life-threatening situation for which available treatments are unproven or unsatisfactory and scientific evidence must be needed to assess the safety and effectiveness of alternative treatments. The experimental therapy being evaluated must also provide patients potential for direct clinical benefit. In addition, medical intervention must be required before informed consent can be obtained and it must be impracticable to conduct the trial using only consenting patients. Where informed consent is feasible, the sponsor’s consent procedures and forms must be reviewed and approved by the IRB, and attempts to obtain informed consent must be documented by the sponsor. Before enrollment can begin, the regulation requires public disclosure of information about the trial, including the potential risks and benefits, and the formation of an independent monitoring committee to oversee the trial. Consultation must also occur with representatives of the community where the study will be conducted and from which the study population will be drawn. Each of the clinical sites that participated in our trial completed the required public disclosure and community consultation procedures and received IRB approval to enroll patients in accordance with the trial protocol.
      Under our trial protocol, patients enrolled in the trial were randomly assigned to either a treatment group or a control group. The treatment group received PolyHeme at the scene of injury or in the ambulance during transport and continued to receive PolyHeme, if necessary, during the initial 12 hour post-injury period in the hospital. Patients in the treatment group were eligible to receive a maximum of six units of PolyHeme. The control group received crytalloid solution in the field and donated blood, if necessary, in the hospital.

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
      Patient enrollment in our trial was conducted primarily in urban settings because urban Level I trauma centers have the patient volume, resources and sophistication to conduct a clinical trial of this complexity. In urban areas, however, transit times in the ambulance may be brief, and patients in the control group may reach the hospital, where patients will have access to blood, in relatively short periods of time. The observed outcome in our trial may therefore not demonstrate the expected magnitude of survival benefit that might occur if the trial were being conducted in the rural setting, where more extended transport times are typical and where the availability of blood may be limited. It is therefore possible that the observed survival rate in the treatment group may trend towards the survival rate observed in patients in the control group who have rapid access to blood. This outcome would represent non-inferiority, which would satisfy one of the dual primary endpoints for efficacy in our trial protocol.
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
      We believe that PolyHeme will be useful in the treatment of acute blood loss. The principal clinical settings in which patients experience acute blood loss are unplanned blood loss in trauma, emergency surgery and other causes of urgent hemorrhage, and planned blood loss in elective surgery. For trauma and emergency surgical procedures, the immediate availability and universal compatibility of PolyHeme may provide significant advantages over transfused blood by avoiding the delay and opportunities for error associated with blood typing. In elective surgery, PolyHeme has the potential to increase transfusion safety for patients and health care professionals.
      In addition to the foregoing applications for which blood is currently used, there exist potential sources of demand for which blood is not currently used and for which PolyHeme may be suitable. These include applications in which the required blood type is not immediately available or in which transfusions are desirable but not given for fear of a transfusion reaction due to difficulty in identifying compatible blood. For example, we believe PolyHeme may be used by Emergency Medical Technicians at the scene of injury and during transport to the hospital by ground or air ambulance. Emergicenters and surgicenters also both experience events where PolyHeme may be useful. In addition, the United States military has expressed interest in the use of hemoglobin-based oxygen carriers for the treatment of battlefield casualties. There may also be potential market opportunities for PolyHeme in novel areas such as ischemia, oncology, organ preservation, pancreatic islet cell transplantation and sickle cell anemia.
      We believe that the initial indication we are seeking for PolyHeme — unavailability of red blood cells — represents the greatest clinical and commercial opportunity for the product since it addresses a critical unmet medical need and has the potential to provide a survival benefit. At present, no adequate alternative to blood exists for the treatment of patients with life-threatening hemorrhage who need replacement of lost oxygen-carrying capacity. PolyHeme is the first hemoglobin-based oxygen carrier to pursue this indication, and our goal is for PolyHeme to be first to the market for this indication.

      We engaged a national consulting firm to conduct an independent assessment of the potential market opportunity for PolyHeme. Using a variety of primary and secondary sources along with original research, their analysis indicates a potential market opportunity in the United States for PolyHeme’s initial indication of unavailability in excess of 350,000 units per year, representing an estimated market value of $400 to $500 million. In addition, the global opportunity for our initial indication, as well as multiple other potential indications, is estimated to be six to seven times the U.S. unavailability projection, or $2 to $3 billion.
      In an effort to further understand the potential market opportunity for PolyHeme, we have initiated pharmacoeconomic research designed to support policy and reimbursement strategies for the commercialization of PolyHeme. We continue to work with community leaders, hospitals and emergency response teams to identify issues and opportunities associated with the adoption of PolyHeme in the treatment of life threatening blood loss when red blood cells are not available.
MANUFACTURING AND MATERIAL SUPPLY
      We use a proprietary process of separation, filtration, chemical modification, purification and formulation to produce PolyHeme. Since 1990, we have produced PolyHeme for use in our clinical trials in our pilot manufacturing facility in Mt. Prospect, Illinois. Our pilot manufacturing facility has the capacity to produce approximately 10,000 units of PolyHeme per year.
      We are presently planning to construct an initial commercial manufacturing facility with the capacity to produce more than 100,000 units of PolyHeme per year. In June 2006, we purchased the 106,000 square foot building in Mt. Prospect, Illinois in which our pilot manufacturing facility is located and plan to construct our initial commercial manufacturing facility at this site. In addition to manufacturing operations, we expect that the facility will also house laboratory, quality control and administrative personnel. Engineering and size optimization activities for the planned facility are currently underway. We anticipate that the major capital expenditures associated with this expansion will not occur until top-line data from our pivotal Phase III trauma trial have been analyzed and reported.
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
      In March 1989, we granted Pfizer an exclusive license to manufacture, promote and sell PolyHeme in a territory encompassing the United Kingdom, Germany, the Scandinavian countries and certain countries in the Middle East. Under the terms of the license agreement, Pfizer has the right, upon consultation with us, to promote and sell PolyHeme in the licensed territory under its own trademark. The license agreement with Pfizer provides for a nonrefundable initial fee, two additional nonrefundable fees based upon achievement of certain regulatory milestones, and ongoing royalty payments based upon net sales of PolyHeme in the licensed territory. The license agreement further provides for a reduction of royalty payments upon the occurrence of certain events. In addition, under the terms of the agreement, we have the right under certain circumstances to direct Pfizer’s clinical testing of PolyHeme in the licensed territory.
      In July 1990, we granted Hemocare an exclusive license to manufacture, promote and sell PolyHeme in a territory encompassing Israel, Cyprus, Ivory Coast, Jordan, Kenya, Lebanon, Liberia, Nigeria and Zaire. Under the terms of the license agreement, Hemocare has the right, upon consultation with us, to promote and sell PolyHeme in the licensed territory under its own trademark. The license agreement with Hemocare provides for royalty payments based on net sales of PolyHeme in the licensed territory. In addition, under the terms of the license agreement, we have the right under certain circumstances to direct Hemocare’s clinical testing of PolyHeme in the licensed territory.
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
      Biopure Corporation, which is developing a bovine hemoglobin-based oxygen carrier product, has stated that it intends to pursue an indication for cardiovascular ischemia and is conducting trials to explore that indication outside the United States. Biopure recently announced that it had submitted a marketing authorization application to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency for its Hemopure® product for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age. Biopure has also reported that the Naval Medical Research Center has assumed primary responsibility for submitting an Investigational New Drug application to conduct a clinical trial using Biopure’s product for the out-of-hospital treatment of trauma patients. This proposed study protocol is currently on clinical hold. Synthetic Blood International, Inc., which is developing a perfluorocarbon-based oxygen carrier product, is currently conducting an eight-patient Phase II proof-of-concept study in patients with traumatic brain injury at one center in the United States. Sangart, Inc., a private company, is conducting a Phase II clinical trial in elective surgery with its human hemoglobin-based oxygen carrier. Hemobiotech, a private company, is developing a bovine hemoglobin-based solution. It has not conducted clinical trials in the United States to date.
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
GOVERNMENT REGULATION
      The commercial manufacture and distribution of PolyHeme and the operation of our manufacturing facilities will require the approval of United States government authorities as well as those of foreign countries if we expand overseas. In the United States, FDA regulates medical products, including the category known as biological products, which includes PolyHeme. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of PolyHeme. In addition to FDA laws and regulations, we are also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.
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
      Preclinical tests include evaluation of product chemistry and studies to assess the safety and effectiveness of the product in animals. The results of the preclinical tests are submitted to FDA as part of the Investigational New Drug application. The goal of clinical testing is the demonstration in adequate and well-controlled studies of substantial evidence of the safety and efficacy of the product in the setting of its intended use. With a few narrow exceptions, FDA regulations require that patients participating in clinical studies must provide informed consent. Under a federal regulation, 21 CFR 50.24, clinical research can be conducted in certain emergent, life-threatening situations without obtaining prospective informed consent from individual patients. To meet the requirements of this exception from informed consent requirements, participation by each clinical trial site is overseen by an IRB. Under the applicable federal regulation, an IRB may give approval for patient enrollment in trials in emergency situations without requiring individual informed consent provided specific criteria are met. Patients must be in a life-threatening situation for which available treatments are unproven or unsatisfactory and scientific evidence must be needed to assess the safety and effectiveness of alternative treatments. The experimental therapy being evaluated must also provide patients potential for direct clinical benefit. In addition, medical intervention must be required before informed consent can be obtained and it must be impracticable to conduct the trial using only consenting patients. Where informed consent is feasible, the sponsor’s consent procedures and forms must be reviewed and approved by the IRB, and attempts to obtain informed consent must be documented by the sponsor. Before enrollment can begin, the regulation requires public disclosure of information about the trial, including the potential risks and benefits, and the formation of an independent monitoring committee to oversee the trial. Consultation must also occur with representatives of the community where the study will be conducted and from which the study population will be drawn. Each of the clinical sites currently participating in our trial has completed the required public disclosure and community consultation procedures and received IRB approval to enroll patients in accordance with the trial protocol.
      Typically, the trial design protocols and efficacy endpoints are established in consultation with the FDA. At the sponsor’s request, FDA may meet with sponsors for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA. If an agreement is reached, the FDA will reduce the agreement to writing. This agreement is called a special protocol assessment, or SPA. The SPA agreement, however, is not a guarantee of product approval by FDA or approval of any permissible claims about the product. In particular, it is not binding on the FDA if previously unrecognized public health concerns later come to light, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the protocol agreed upon, or FDA’s reliance on data, assumptions or information are determined to be wrong. Even after an SPA agreement is finalized, the SPA agreement may be changed by the sponsor company or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.
      The results of preclinical and clinical testing are submitted to the FDA from time to time throughout the trial process. In addition, before approval for the commercial sale of a product can be obtained, results of the preclinical and clinical studies must be submitted to FDA in the form of a BLA. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the condition being treated, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional preclinical studies, clinical trials or manufacturing data may be requested during the FDA review process and may delay product approval. After FDA approval for its initial indication, further clinical trials may be necessary to gain approval for the use of a product for additional indications. FDA may also require post-marketing testing, which can involve significant expense, to monitor for adverse effects.
      Among the conditions for BLA approval is the requirement that the prospective manufacturer’s quality controls and manufacturing procedures conform to FDA requirements. In addition, domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with FDA. Outside the United States, we are also subject to foreign regulatory requirements governing clinical trials and marketing approval for medical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.
      Our regulatory strategy is to pursue clinical testing and FDA approval of PolyHeme in the United States. We recently applied to FDA for Fast Track designation for PolyHeme. Fast Track is a feature of the FDA Modernization Act of 1997 and is intended to facilitate the development and expedite the review of products intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address an unmet medical need for such a condition. The Fast Track classification thus does not apply to a product alone, but applies to a combination of the product and specific indication(s) for which it is being studied. Products awarded Fast Track designation are eligible for more frequent meetings with the agency to discuss the drug’s development plan, approval based on surrogate endpoints reasonably likely to predict clinical benefit and rolling review of the product’s application. We cannot guarantee that FDA will award PolyHeme Fast Track designation, and award of the designation does not ensure product approval by the agency.
      A product in a Fast Track development program is also eligible for consideration for a number of other programs for expediting product development and review. In particular, a BLA in a Fast Track drug development program ordinarily will be eligible for “priority review” by FDA, although the law does not require it. FDA may grant priority review to products regulated by the Center for Biologics Evaluation and Research, or CBER, that provide significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of serious or life-threatening disease. We believe PolyHeme satisfies the stated criteria for this designation based on its potential to improve patient survival. Products awarded priority review are given abbreviated review goals by the agency. Priority review is requested at the time the BLA is submitted.

FDA makes a decision as part of the agency’s review of the application for filing. We plan to seek priority review of PolyHeme but cannot guarantee that the agency will grant the designation and cannot predict if awarded, what impact, if any, it will have on the review time for PolyHeme. Priority review does not ensure that FDA will ultimately approve PolyHeme.
      We also intend to seek regulatory approval of PolyHeme outside the United States through licensing or other arrangements with other foreign or domestic companies. To date, we have not conducted any clinical trials of PolyHeme outside of the United States.
PATENTS AND PROPRIETARY RIGHTS
      We own nine United States patents and several pending U.S. patent applications relating to PolyHeme, its uses and certain of our manufacturing processes. We have obtained counterpart patents and have additional patent applications pending in Canada, Israel, Mexico, Australia, New Zealand, Iceland, Norway, India, the Russian Federation, South Africa, Brazil, various Asian countries and various European Union countries. The broadest of our issued patents has been extended by the U.S. Patent Office and expires in June 2007. Further extensions from the Patent Office to 2011 are expected. We have a policy of seeking patents covering the important techniques, processes and applications developed from our research and all modifications and improvements thereto. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We will continue to seek appropriate protection for our proprietary technology.
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
RESEARCH AND DEVELOPMENT
      The principal focus of our research and development effort is the support of the clinical trials necessary for regulatory approval of PolyHeme. We also continue to assess our manufacturing processes for improvements and in preparation for FDA’s required pre-approval inspection.
      In fiscal 2006, 2005 and 2004, our research and development expenses totaled $24,165,000, $16,600,000 and $10,777,000, respectively. We anticipate that these expenses will continue to increase as we fund the further clinical testing of PolyHeme and prepare for production of PolyHeme in commercial quantities.
HUMAN RESOURCES
      As of August 1, 2006, we had 83 employees, of whom 73 were involved in research and development and ten were responsible for financial and other administrative matters. We also had consulting arrangements with 30 individuals and organizations as of that date. None of our employees are represented by labor unions, and we are not aware of any organizational efforts on behalf of any labor unions involving our employees. We consider our relations with our employees to be excellent.
      Our website is www.northfieldlabs.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC.

Item 1A.	Risk Factors.
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
      From our inception through May 31, 2006, we have incurred net operating losses totaling $172,136,000. We will require substantial additional expenditures to complete clinical trials, to pursue regulatory approval for PolyHeme, to establish commercial scale manufacturing processes and facilities, and to establish marketing, sales and administrative capabilities. These expenditures are expected to result in substantial losses for at least the next few years and are expected to substantially exceed our currently available capital resources. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis or at all.
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
We are required to receive FDA approval before we may sell PolyHeme commercially, data from our clinical trials to date may not be adequate to obtain FDA approval, and we may be required to conduct additional clinical trials in the future.
      We recently completed patient enrollment in a pivotal Phase III trial in which PolyHeme was used for the first time to treat severely injured patients before they reach the hospital. We anticipate that we will require approximately three months from the date of the completion of patient enrollment to monitor and lock the database from our pivotal Phase III trial. After the trial database is locked, we expect to report top-line data from the trial during the fourth quarter of calendar year 2006. There can be no assurance that we will be able to complete our evaluation of or report the data from our pivotal Phase III trial within these time periods. There can also be no assurance that the data, once reported, will be favorable or will be sufficient to demonstrate the safety and effectiveness of our PolyHeme product for purposes of obtaining FDA approval for the commercial sale of the product in the United States.
      Our goal is to submit a Biologics License Application, or BLA, to FDA during the first half of calendar year 2007. The preparation of a BLA is a complex and time-consuming process and there can be no assurance that we will be able to submit our BLA within this time period. If the completion of our BLA takes longer than expected, FDA approval for the commercial sale of PolyHeme may be substantially delayed.
      Once we submit our BLA, there can be no assurance that the submission will be accepted for filing or that FDA may not issue a refusal to file, or RTF, if it believes the filing is inadequate or incomplete. FDA previously issued an RTF to us in 2001 when we submitted a BLA based on data from our prior Phase II trauma trials. We recently applied to FDA for Fast Track designation for PolyHeme. We also plan to seek priority review of our BLA filing. Even if FDA accepts our BLA filing, there can be no assurance that FDA will grant PolyHeme Fast Track designation or will grant the BLA priority review. There can also be no assurance that FDA will determine that the trial data included in our BLA are sufficient to demonstrate that PolyHeme is safe or that we have achieved the clinical endpoints for effectiveness that are part of the trial protocol for our pivotal Phase III trial. FDA may accordingly refuse to approve PolyHeme for commercial sale or may require us to conduct additional clinical trials of PolyHeme in order to obtain approval. Even if FDA approval for the commercial sale of PolyHeme is obtained, it may include significant limitations on the indicated uses for which PolyHeme may be marketed. FDA requires a separate approval for each proposed indication for the use of PolyHeme in the United States. If we want to expand PolyHeme’s indications, we will have to design additional clinical trials, submit the trial designs to FDA for review and complete those trials successfully.
      Our business, financial condition and results of operations are critically dependent on receiving FDA approval of PolyHeme. A significant delay in achieving or failure to achieve FDA approval for commercial sales of PolyHeme would have a material adverse effect on us and could result in the cessation of our business.
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
      Even if PolyHeme is approved for commercial sale by FDA, the degree of market acceptance of PolyHeme by physicians, healthcare professionals and third party payors, and our profitability and growth will depend on a number of factors, including:

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	effectiveness of our sales and marketing strategy; and

•	the price of PolyHeme compared with other hemoglobin-based oxygen carrier products.
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
      We do not have the ability to conduct our clinical trials independently. We rely and will continue to rely on clinical investigators, third-party clinical research organizations and consultants to perform some of the functions associated with clinical trials.
      Our BLA may be delayed, suspended or terminated if:

•	these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines;

•	these third parties need to be replaced; or

•	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to our clinical protocol or regulatory requirements or for other reasons.
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
      We have taken advantage of Special Protocol Assessment, or SPA, one of the features of the Food and Drug Modernization Act of 1997. Our SPA reflects an agreement with FDA on our trial design, the trial endpoints and the broad concepts for clinical indications those endpoints would support in an application for product approval by FDA. The assessment of efficacy in our trial will be based on the data on patient survival at 30 days. A key feature of our SPA is the agreement on dual primary endpoints of superiority and non-inferiority between the treatment and control groups. Either of these endpoints may be used to provide evidence of efficacy. The SPA agreement, however, is not a guarantee of product approval by FDA or approval of any permissible claims about the product. In particular, it is not binding on the FDA if previously unrecognized public health concerns later comes to light, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the protocol agreed upon, or FDA’s reliance on data, assumptions or information are determined to be wrong. Even after an SPA agreement is finalized, the SPA agreement may be changed by the sponsor company or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.
      In addition, the data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA regulatory approval. Even if we demonstrate evidence of efficacy, our data may not demonstrate safety. We cannot ensure that, even after extensive clinical trials, regulatory approval will ever be obtained for PolyHeme. If PolyHeme is approved, it would be the first hemoglobin-based oxygen carrier for human use to receive FDA approval.
      We will be required to submit a Biologics License Application, or BLA, with FDA in order to obtain regulatory approval for the commercial sale of PolyHeme in the United States. Under FDA guidelines, FDA may comment upon the acceptability of a BLA following its submission. After a BLA is submitted there is an initial review by FDA to be sure that all of the required elements are included in the submission. There can be no assurance that the submission will be accepted for filing or that FDA may not issue a refusal to file, or RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. We received an RTF from FDA in November 2001 in connection with our submission of a BLA seeking approval to market PolyHeme for use in the treatment of urgent, life-threatening blood loss based on data from patients in the hospital setting only. The subsequent dialogue with FDA resulted in the mutual decision to proceed with our pivotal Phase III trial. If a new BLA submission is filed, the timing of the FDA review process is uncertain and there can be no assurance that the full review will result in product approval. Moreover, if regulatory approval of PolyHeme is granted, the approval may include limitations on the indicated uses for which PolyHeme may be marketed. Further clinical trials will likely be required to gain approval to promote the use of PolyHeme for any additional indications.
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
      FDA continues to monitor products even after they receive approval. If and when FDA approves PolyHeme, its manufacture and marketing will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. We are also subject to inspection and market surveillance by FDA for compliance with these and other requirements. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of PolyHeme. In addition, FDA could withdraw a previously approved product from the market upon receipt of newly discovered information. FDA could also require us to conduct additional, and potentially expensive, studies in areas outside our approved indicated uses.
      The lack of established criteria for evaluating the safety and effectiveness of hemoglobin-based oxygen-carrying products could also delay or prevent FDA approval. In October 2004, FDA published for comment a draft guidance document indicating suggested criteria for testing the safety and efficacy of oxygen therapeutics as substitutes for human red blood cells and providing guidance on the design of clinical trials to assess the risks and benefits associated with the use of such products. The draft guidance document was based in part on a conference on hemoglobin-based oxygen-carrying products convened at National Institutes of Health in 1999. The draft guidance will not be finalized and implemented until completion of a public comment process. We cannot be certain when the definitive guidance will be issued by FDA or what effect, if any, the definitive guidance may have on our clinical trial. It is possible that, as a result of the definitive guidance, we may be required to undertake additional pre-clinical or clinical trials or modify the way data from our trial are analyzed or presented. FDA’s definitive guidance relating to the evaluation of the effectiveness of hemoglobin-based oxygen-carrying products could delay or prevent FDA regulatory approval of PolyHeme. In addition, delay or rejection could be caused by other future changes in FDA policies and regulations.
      We have submitted an application for Fast Track designation to FDA and plan to seek priority review of PolyHeme. Products awarded Fast Track designation are eligible for more frequent meetings with the agency to discuss the drug’s development plan, approval based on endpoints reasonably likely to predict clinical benefit, and rolling review of the product’s application. We cannot guarantee that FDA will award PolyHeme Fast Track designation. Award of the designation does not ensure product approval by the agency. A BLA in a Fast Track drug development program ordinarily will be eligible for “priority review” by FDA, although the law does not require it. Products awarded priority review are given abbreviated review goals by the agency. Priority review is requested at the time the BLA is submitted. FDA makes a decision as part of the agency’s review of the application for filing. We cannot guarantee that the agency will give PolyHeme priority review and cannot predict if awarded, what impact, if any, it will have on the review time for PolyHeme. Priority review does not ensure that FDA will ultimately approve PolyHeme.

We expect to need to raise additional capital in the future to continue our business.
      We expect to need to raise additional capital in the future to continue our business. Our future capital requirements will depend on many factors, including the scope and results of our clinical trials, the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. We expect to file a shelf registration statement with the SEC in the future to allow us the flexibility to raise additional capital when we believe it is appropriate to do so. Any additional funding derived from the sale of equity securities may result in significant dilution to our existing stockholders. In addition, we are subject to a putative class action lawsuit alleging violations of the federal securities laws and we also have received separate requests from both the SEC and the Senate Committee on Finance asking us voluntarily to provide certain information. These matters involve risks and uncertainties that may prevent Northfield from raising additional capital or may cause the terms upon which Northfield raises additional capital, if additional capital is available, to be less favorable to Northfield than would otherwise be the case.
We currently manufacture PolyHeme at a single location and, if we were unable to utilize this facility, our ability to manufacture PolyHeme will be significantly affected, and we will be delayed or prevented from commercializing PolyHeme.
      We currently manufacture PolyHeme at a single location and we have no alternative manufacturing capacity in place at this time. We plan to construct our initial commercial manufacturing facility at this same location. Damage to this manufacturing facility due to fire, contamination, natural disaster, power loss, unauthorized entry or other events could force us to cease the manufacturing of PolyHeme. Any lack of supply could, in turn, delay our clinical trial and any potential commercial sales. In addition, if the facility or the equipment in the facility is significantly damaged or destroyed for any reason, we may not be able to replace our manufacturing capacity for an extended period of time, and our business, financial condition and results of operations will be materially and adversely affected. We intend to seek FDA approval of this facility for the commercial production of PolyHeme if and when marketing approval of PolyHeme is obtained. This facility will be subject to FDA inspections and extensive regulation, including compliance with current good manufacturing practices and FDA approval. Failure to comply may result in enforcement action, which may significantly delay or suspend manufacturing operations.
Failure to increase manufacturing capacity may impair PolyHeme’s market acceptance and prevent us from achieving profitability.
      Currently, we have a manufacturing capacity of approximately 10,000 units of PolyHeme per year in our current pilot facility. Commercial-scale manufacturing of PolyHeme will require the construction of a manufacturing facility significantly larger than that currently being used to produce PolyHeme for our clinical trial. A commercial-scale manufacturing facility will be subject to FDA inspections and extensive regulation, including compliance with current good manufacturing practices and FDA approval of scale-up changes. Failure to comply may result in enforcement action, which may significantly delay or suspend manufacturing operations. We have no experience in large-scale manufacturing, and there can be no assurance that we can achieve large-scale manufacturing capacity. It is also possible that we may incur substantial cost overruns and delays compared to existing estimates in building and equipping a large-scale manufacturing facility. Moreover, in order to seek FDA approval of the sale of PolyHeme produced at a larger-scale manufacturing facility, we may be required to conduct additional studies with product manufactured at that facility. A significant delay in achieving scale-up of commercial manufacturing capabilities would have a material adverse effect on sales of PolyHeme.
There are significant competitors developing similar products.
      We may be unable to compete successfully in developing and marketing our product. If approved for commercial sale, PolyHeme will compete directly with established therapies for acute blood loss and may compete with other technologies currently under development. We cannot ensure that PolyHeme will have advantages which will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or to adopt other new technologies or products. We also cannot ensure that the cost of PolyHeme will be competitive with the cost of established therapies or other new technologies or products. The development of hemoglobin-based oxygen-carrying products is a continuously evolving field. Competition is intense and may increase. Several companies have developed or are in the process of developing technologies which are, or in the future may be, the basis for products which will compete with PolyHeme. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of PolyHeme. Some of these companies may have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies or products which will become available for commercial use prior to PolyHeme, which will be more effective or less costly than PolyHeme or which would otherwise render PolyHeme obsolete or non-competitive.
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
      Our pivotal Phase III trial was conducted under a federal regulation that allows research to be conducted in certain emergent, life-threatening situations using an exception from the requirement for informed patient consent. Under the applicable federal regulation, an IRB may give approval for patient enrollment in trials in emergency situations without requiring individual informed consent provided specific criteria are met. Individual informed consent is often a defense raised against product liability claims asserted by patients participating in clinical trials of medical products. We cannot ensure that IRB approval of patient enrollment in our trial, even if given in full compliance with the applicable federal regulations, will provide us with a defense against product liability claims by patients participating in our trial. It is also possible that we may be subject to legal claims by patients objecting to being enrolled in our trial without their individual informed consent, even if the patients do not suffer any injuries in connection with our trial.
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
      We have entered into license agreements with Pfizer Inc., formerly known as Pharmacia Corporation, and Hemocare Ltd., an Israeli corporation, to develop, manufacture and distribute PolyHeme in certain European, Middle Eastern and African countries. The license agreements permit Pfizer and Hemocare to sell PolyHeme in return for the payment of royalties based upon sales of PolyHeme in the licensed territories. In order for Pfizer, Hemocare or anyone else, including us, to market our products in the European Union and many other foreign jurisdictions, we or our licensees must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process entails all of the risks associated with obtaining FDA approval. We and our licensees may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by FDA. We and our licensees may not be able to file for, and may not receive, necessary regulatory approvals to commercialize our product in any market. If we or our licensees fail to obtain these approvals, our business, financial condition and results of operations could be materially and adversely affected.
Our financial results are expected to be affected by changes in the accounting rules governing the recognition of stock-based compensation expense.
      The Financial Accounting Standards Board recently issued its Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R), which addresses the accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. We expect to adopt SFAS 123R for the period ending August 31, 2006. Upon our implementation of Statement 123R, we expect to be required to recognize additional compensation expense.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report by our management on our internal controls over financial reporting in our annual reports filed with the SEC. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. The report must also contain a statement that our independent auditors have issued an attestation report on management’s assessment of such internal controls.
      Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
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
We are subject to a putative class action lawsuit and have received requests from both the SEC and the Senate Committee on Finance asking us voluntarily to provide information.
      We and Dr. Steven A. Gould, Northfield’s Chief Executive Officer, are subject to a putative class action pending in the United States District Court for the Northern District of Illinois Eastern Division, purportedly brought on behalf of a class of Northfield’s shareholders. The complaint alleges, among other things, that during the period from December 22, 2003 to February 21, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase Northfield common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). If the outcome of this lawsuit is unfavorable to Northfield, or Northfield determines that it is advisable to enter into a settlement of the lawsuit, Northfield could be required to pay significant monetary damages or make significant settlement payments to the plaintiffs in the lawsuit.

      While Northfield maintains directors and officers liability insurance, there can be no assurance that the proceeds of this insurance will be available with respect to all or part of any damages, costs or expenses that may be incurred by Northfield in connection with the aforementioned putative class action lawsuit. In addition, Northfield is a party to an indemnification agreement under which it may be required to indemnify and advance defense costs to its current and former directors and officers in connection with this putative class action lawsuit. Even if this lawsuit is ultimately resolved in favor of Northfield, Northfield still may incur substantial legal fees and expenses in defending the lawsuit.
      On March 13, 2006, the SEC notified Northfield that it is conducting an informal inquiry, and requested that Northfield voluntarily provide the SEC with certain categories of documents from 1998 to the present primarily relating to the company’s public disclosures concerning the clinical development of PolyHeme. Northfield is cooperating with the SEC and has been providing the SEC with the requested documents and information on a rolling basis. While Northfield does not know and cannot predict the ultimate outcome or future of the aforementioned SEC inquiry, the SEC has the authority to pursue formal civil enforcement actions, civil penalties, and equitable remedies, including disgorgement of funds and injunctions against future violations of the federal securities laws, and may refer criminal violations of the federal securities laws to the United States Department of Justice for prosecution.
      On March 7, 2006, Northfield also received a letter from Senator Charles E. Grassley, Chairman of the Senate Committee on Finance, informing Northfield that the Committee is concerned that Northfield’s Phase III clinical trauma trial may not satisfy all of the criteria of the federal regulation that allows a waiver of informed consent in the context of emergency research. While Northfield does not know and cannot predict the ultimate outcome of the Committee’s investigation, actions by legislative bodies such as the Senate could prevent or materially delay FDA approval of the commercial sale of PolyHeme.
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
Our success depends upon our ability to protect our intellectual property and our proprietary technology.
      Our success depends in part on our ability to obtain and maintain intellectual property protection for PolyHeme as well as our technology and know-how. Our policy is to seek to protect PolyHeme and our technologies by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of PolyHeme. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for PolyHeme. Our United States patents have expiration dates that extend to 2017. The broadest of our issued patents expires in June 2007. Although we expect to be granted an extension of this patent to 2011, we cannot ensure that an extension will not be for less than five years or that it will be granted at all. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technologies. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of PolyHeme, it is possible that, before PolyHeme can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.
We rely on trade secrets and other confidential information to maintain our proprietary position.
      In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we have entered into confidentiality agreements with our employees, consultants and collaborators upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that inventions conceived by the individual in the course of rendering services to us will be our exclusive property. Individuals with whom we have these agreements may not comply with their terms. In the event of the unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by others in their work for us, disputes may arise as to the rights in related inventions. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and could have a material adverse effect on our operating results, financial condition and future growth prospects.
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
      Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third-party patents or patent applications. These third parties could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of PolyHeme in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with PolyHeme. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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
      The market price of our common stock has fluctuated significantly in response to a number of factors, many are which are beyond our control, including:

•	regulatory developments relating to our PolyHeme product;

•	announcements by us relating to the results of our clinical trials of PolyHeme;

•	developments relating to our efforts to obtain additional financing to fund our operations;

•	announcements by us regarding transactions with potential strategic partners;

•	announcements relating to blood substitute products being developed by our competitors;

•	changes in industry trends or conditions;

•	our issuance of additional equity or debt securities; and

•	sales of significant amounts of our common stock or other securities in the market.
      In addition, the stock market in general, and the Nasdaq Global Market and the biotechnology industry market in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of our management’s attention and resources.
Anti-takeover provisions contained in our charter and bylaws could discourage potential takeover attempts.
      Our certificate of incorporation contains a “fair price” provision which requires approval of the holders of at least 80% of our voting stock, excluding shares held by certain interested stockholders and their affiliates, as a condition to mergers or certain other business combinations with, or proposed by, any holder of 15% or more of our voting stock, except in cases where approval of our disinterested directors is obtained or certain minimum price criteria and other procedural requirements are satisfied. In addition, our board of directors has the authority, without further action by our stockholders, to fix the rights and preferences and issue shares of preferred stock. These provisions, and other provisions of our certificate of incorporation and bylaws and Delaware law, may have the effect of deterring hostile takeovers or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over the then prevailing market prices.

Item 1B.	Unresolved Staff Comments.
      We have not received any written comments from the staff of the SEC regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.	Properties.
      We maintain our principal executive offices in Evanston, Illinois. The lease for our executive offices extends through February 2011. Rent expense for our Evanston offices for our 2006 fiscal year was $339,583.
      We currently operate a pilot manufacturing facility in Mt. Prospect, Illinois. Rent expense for the Mt. Prospect facility for our 2006 fiscal year was $480,906. We are presently planning to construct an initial commercial manufacturing facility with the capacity to produce more than 100,000 units of PolyHeme per year. In June 2006, we purchased the 106,000 square foot building in Mt. Prospect, Illinois in which our pilot manufacturing facility is located and plan to construct our initial commercial manufacturing facility at this site. In addition to manufacturing operations, we expect that the facility will also house laboratory, quality control and administrative personnel. Engineering and size optimization activities for the planned facility are currently underway. We anticipate that the major capital expenditures associated with this expansion will not occur until top-line data from our pivotal Phase III trauma trial have been analyzed and reported.

Item 3.	Legal Proceedings.
      Between March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of Northfield’s shareholders, against Northfield and Dr. Steven A. Gould, Northfield’s Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on July 17, 2006, and alleges, among other things, that during the period from December 22, 2003 to February 21, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase Northfield common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on Northfield or the clinical development or future commercialization of PolyHeme. Northfield intends to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.
      On March 13, 2006, the SEC notified Northfield that it is conducting an informal inquiry, and requested that Northfield voluntarily provide the SEC with certain categories of documents from 1998 to the present primarily relating to the Company’s public disclosures concerning the clinical development of PolyHeme. Since that time, the SEC has sent Northfield additional requests for documents and information. Northfield is cooperating with the SEC and has been providing the SEC with the requested documents and information on a rolling basis.
      On March 7, 2006, Northfield also received a letter from Senator Charles E. Grassley, Chairman of the Senate Committee on Finance, informing Northfield that the Committee is concerned that Northfield’s Phase III clinical trauma trial may not satisfy all of the criteria of the federal regulation that allows a waiver of informed consent in the context of emergency research. In that letter, the Committee requested that Northfield provide certain categories of documents primarily relating to the Phase III clinical trauma trial. Since that time, Northfield has produced documents to the Committee, and the Committee has sought additional documents from Northfield.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION
      The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

Fiscal Quarter Ended	High	Low

May 31, 2004	19.74	11.34
August 31, 2004	15.28	8.78
November 30, 2004	18.83	12.21
February 29, 2005	23.85	15.35
May 31, 2005	16.19	10.71
August 31, 2005	15.10	11.32
November 30, 2005	15.50	11.45
February 28, 2006	14.45	8.86
May 31, 2006	11.30	8.62
August 31, 2006 (through July 31, 2006)	13.10	8.06
HOLDERS OF RECORD
      As of August 1, 2006, there were approximately 500 holders of record and approximately 18,500 beneficial owners of our common stock. There were as of that date no issued and outstanding shares of our preferred stock.
DIVIDENDS
      We have never declared or paid dividends on our capital stock and do not anticipate declaring or paying any dividends in the foreseeable future.

Item 6.	Selected Financial Data.
      The selected financial data set forth below for, and as of the end of, each of the years in the five-year period ended May 31, 2006 and for the cumulative period from June 19, 1985 (inception) through May 31, 2006 were derived from Northfield’s financial statements, which financial statements have been audited by KPMG LLP, independent registered public accounting firm.

						Cumulative
						June 19,
	Years Ended May 31,					1985
						through
	2006	2005	2004	2003	2002	May 31, 2006

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
License income	$—	—	—	—	—	3,000
Costs and expenses:
Research and development	$24,165	16,600	10,777	8,819	8,843	147,781
General and administrative	5,832	4,990	3,854	3,643	2,700	55,276
Interest income (net)	3,222	1,268	131	212	826	27,996
Net loss	$(26,775)	(20,322)	(14,574)	(12,250)	(10,717)	(172,136)
Net loss per share basic and diluted	$(1.00)	(0.88)	(0.86)	(0.86)	(0.75)	(15.01)
Shares used in calculation of per share data(1)	26,770	23,069	16,932	14,266	14,266	11,468
Balance Sheet Data:
Cash and marketable securities	$73,910	98,131	42,487	6,890	18,389
Total assets	75,871	100,002	44,179	9,246	21,235
Total liabilities	6,534	4,228	2,626	2,066	1,804
Deficit accumulated during development stage	(172,136)	(145,361)	(125,040)	(110,466)	(98,216)
Total shareholders’ equity	69,337	95,774	41,553	7,180	19,430

(1)	Computed on the basis described in Note 1 of the Notes to Financial Statements. Excludes 1,747,375 shares reserved for issuance upon the exercise of stock options and 212,392 shares reserved for issuance for stock warrants as of May 31, 2006. Additional stock options for a total of 1,441,199 were available for grant as of May 31, 2006 under our employee stock option plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RECENT DEVELOPMENTS
      We recently announced the completion of patient enrollment in our pivotal Phase III trial in which our PolyHeme human red blood cell substitute product was used for the first time in the civilian, urban trauma settings to treat severely injured patients in hemorrhagic shock before they reach the hospital. Under this protocol, treatment with PolyHeme began at the scene of the injury or in the ambulance and continued during transport and the initial 12-hour post-injury period in the hospital. Since blood is not routinely carried in ambulances, the use of PolyHeme in this setting has the potential to improve patient survival and address a critical, unmet medical need.
      We anticipate that we will require approximately three months from the date of the completion of patient enrollment to monitor and lock the database from our pivotal Phase III trial. After the trial database is locked, we expect to report top-line data from the trial during the fourth quarter of calendar year 2006. Our goal is to submit a Biologics License Application, or BLA, to FDA based on data from our current trial during the first half of calendar year 2007.
      Since Northfield’s incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield’s inception through May 31, 2006, we have incurred operating losses totaling $172,136,000.
      We will be required to prepare and submit a BLA to FDA and obtain regulatory approval from FDA before PolyHeme can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties. We therefore cannot at this time reasonably estimate the timing of any future revenues from the commercial sale of PolyHeme. The costs incurred by Northfield to date and during each period presented below in connection with our development of PolyHeme are described in the Statements of Operations in our financial statements.
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
RESULTS OF OPERATIONS
      We reported no revenues for the fiscal years ended May 31, 2006, 2005 or 2004. From Northfield’s inception through May 31, 2006, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.
OPERATING EXPENSES
      Operating expenses for our fiscal years ended May 31, 2006, 2005 and 2004 totaled $29,998,000, $21,589,000 and $14,630,000, respectively. Measured on a percentage basis, fiscal 2006 operating expenses exceeded fiscal 2005 expenses by 38.9%, while fiscal 2005 operating expenses exceeded fiscal 2004 expenses by 47.6%.
      During fiscal 2006, research and development expenses totaled $24,165,000, an increase of $7,565,000, or 45.6%, from fiscal 2005 expenses of $16,600,000. During fiscal 2006, we significantly expanded our pivotal Phase III trial. An additional 12 trial sites opened during fiscal 2006 with the attendant community consultation, training and trial initiation costs. Patient enrollment likewise accelerated with more clinical sites open and more sites gaining experience with the trial protocol. The direct costs of the trial, hospital site activity and contract research activity totaled $10,696,000 in fiscal 2006, an increase of $4,082,000, or 62.0%, from fiscal 2005. Additional 2006 costs were also recorded for increasing staff, benefit costs, insurance and science consulting.
      During fiscal 2005, research and development expenses totaled $16,600,000, an increase of $5,823,000, or 54.0%, from the fiscal 2004 expenses of $10,777,000. During fiscal 2005, Northfield opened nine additional clinical sites, for a total of 20 sites, in order to accelerate patient enrollment in our pivotal Phase III trial. Expense related to these openings included community consultation, training and trial initiation. With greater numbers of study patients, the direct cost of site charges, lab fees and third party monitoring also increased. Over the course of fiscal 2005, these direct costs of the pivotal Phase III trial increased by $4,572,000, or 224.0%, from fiscal 2004 levels. Organizational expansion, benefit costs and science consulting expense also increased from fiscal 2004 levels.
      We anticipate a continued high level of research and development spending in fiscal 2007. Following completion of the enrollment stage of our pivotal Phase III trial, we will begin the significant task of data assembly, analysis and reporting to FDA. Preparing the Biologics License Application for PolyHeme to be submitted to FDA will continue through fiscal 2007. At the same time, we will be undergoing an extensive process of preparation for FDA’s review of our manufacturing facility. Northfield’s internal research and development resources will be focused on these tasks and we expect to expand the use of external resources to complete the tasks in a timely manner.
      General and administrative expenses for the 2006 fiscal year totaled $5,832,000, an increase of $842,000, or 16.8%, from the expenses incurred in the prior fiscal year. Significant increases in professional service fees and public relations expenses occurred during fiscal 2006. These expenses were mainly incurred in connection with an informal request from the staff of the Securities and Exchange Commission, or SEC, to voluntarily provide certain information relating to the clinical development of PolyHeme in an elective surgery trial conducted between 1997 and 2001. We also provided similar information to the staff of the Finance Committee of the United States Senate. In addition, we incurred expenses for professional services in connection with a putative class action that was initiated in the fourth quarter of fiscal 2006. We anticipate significant future increases in our general and administrative expenses resulting from professional fees and expenses incurred in connection with these matters.
      We also incurred increased expenses in fiscal 2006 for new software installation and our ongoing efforts to ensure the continued effectiveness of our internal controls over financial reporting as mandated by the Sarbanes-Oxley Act of 2002.
      General and administrative expense for the 2005 fiscal year totaled $4,990,000, an increase of $1,136,000, or 29.5%, from the expense incurred in the prior fiscal year. The extensive procedural, documentation and testing requirements relating to our internal controls over financial reporting mandated by the Sarbanes-Oxley Act of 2002 were primarily responsible for a $758,000, or 83.3%, increase in professional services in fiscal 2005 compared to fiscal 2004.
      We anticipate a significant increase in general and administrative expenses in fiscal 2007 compared to the $5,832,000 incurred during fiscal 2006. Additional legal expenses as well as other professional service costs, such as market research and corporate communications, are being planned. We also anticipate some expansion in our business organization during fiscal 2007. We expect that the total increase in general and administrative expenses for fiscal 2007 will be between 20% and 30% compared with our general and administrative expenses for fiscal 2006.
INTEREST INCOME
      Interest income in fiscal 2006 equaled $3,222,000 compared to $1,268,000 in fiscal 2005. The current year increase is the result of larger available cash resources as well as higher interest rates on our short term investments. In February 2005, we raised $72,629,000 in net proceeds from an underwritten public stock offering. These funds are currently invested in short term marketable securities. Available interest rates at the beginning of the current fiscal year were between 2.7% and 3.1% for money-market investments and 4% for high quality one year securities. Money market rates in July 2006 were approximately 5% and high quality three-month securities were approaching 5.5%. As our current investments mature, they will be rolled over into higher yielding securities until the funds are required for our business.
      Interest income in fiscal 2005 equaled $1,268,000, compared to $131,000 in fiscal 2004. The fiscal 2005 increase is the result of larger available cash resources as well as higher interest rates on short term investments.
      With declining available cash resources and short term interest rates perhaps nearing a peak, we anticipate that in the absence of a major cash infusion, interest income will decline in fiscal 2007. A one percent rate decline yields $10,000 less in interest income on a $1,000,000 investment over a 12-month period.

NET LOSS
      The net loss for our fiscal year ended May 31, 2006 was $26,775,000, or $1.00 per share, compared to a net loss of $20,321,000, or $0.88 per share, for the fiscal year ended May 31, 2005. The increased net loss was primarily the result of increased clinical trial expenses and professional service fees. The net loss per share increased by only $0.12 because the average number of shares outstanding in the current fiscal year increased and diluted the increased dollar loss in the current fiscal year.
      The net loss for our fiscal year ended May 31, 2005 was $20,321,000, or $0.88 per share, compared to a net loss of $14,574,000, or $0.86 per share, for the fiscal year ended May 31, 2004. The increased net loss was the result of increased clinical trial expenses and professional service fees.
LIQUIDITY AND CAPITAL RESOURCES
      From Northfield’s inception through May 31, 2006, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $167,689,000. For the fiscal years ended May 31, 2006, 2005 and 2004, these cash expenditures totaled $26,055,000, $19,238,000 and $13,259,000, respectively. The fiscal 2006 increase in cash utilization is due primarily to increased expenses related to our pivotal Phase III trial.
      We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of May 31, 2006, we had cash and marketable securities totaling $73,910,000. As previously reported, we have been successful in securing a $1.4 million federal appropriation as part of the Defense Appropriation Bill in 2005 and a $3.5 million federal appropriation as part of the Fiscal 2006 Defense Appropriation Bill. As of May 31, 2006, we have received $927,000 of these funds.
      We are currently utilizing our cash resources at a rate of approximately $26 million per year. We expect, however, that the rate at which we utilize of our cash resources will significantly increase over the next two years as we launch our planned commercial manufacturing facility construction project and further expand our business organization in support of product launch. Substantial additional costs will also be incurred during fiscal 2007 to complete and submit a BLA for PolyHeme with FDA.
      Based on our current estimates, we believe our existing capital resources will be sufficient to permit us to conduct our operations, including the launch of our planned manufacturing facility construction project and expansion of our manufacturing, sales, marketing and distribution capabilities, for approximately the next 15 to 18 months. Excluding the projected costs relating to our planned facility construction project and expansion activities, we believe our existing capital resources would be sufficient to permit us to conduct our operations, including the preparation and submission of a BLA to FDA, for approximately 24 to 30 months.
      We may in the future issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funds or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of additional government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital or enter into a collaborative arrangement with a strategic partner will depend primarily on the results of our clinical trial, as well as general conditions in the business and financial markets.
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
NET DEFERRED TAX ASSETS VALUATION
      We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of May 31, 2006, we have recorded a 100% percent valuation allowance against our net deferred tax assets.
CONTRACTUAL OBLIGATIONS
      The following table reflects a summary of our contractual cash obligations as of May 31, 2006:

		Less than
Contractual Obligations	Total	One Year	1-3 Years

Lease Obligations(1)	$2,658,000	$838,000	$1,820,000
Other Obligations(2)	1,300,000	1,300,000	—

Total Contractual Cash Obligations	$3,958,000	$2,138,000	$1,820,000

(1)	The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 15, 2009 unamortized broker commissions of $17,470 would also be due.

(2)	Represents payments required to be made upon termination of employment agreements with two of our executive officers. The employment contracts renew automatically unless terminated. Figures shown represent compensation payable upon the termination of the employment agreements for reasons other than death, disability, cause or voluntary termination of employment by the executive officer other than for good reason. Additional payments may be required under the employment agreements in connection with a termination of employment of the executive officer following a change in control of Northfield.
      On June 23, 2006, the Company purchased its research and manufacturing facility. Contractual obligations after the purchase are as follows:

		Less than
Contractual Obligations	Total	One Year	1-3 Years

Lease Obligations(1)	$1,080,886	$353,439	$727,447
Other Obligations(2)	1,300,000	1,300,000	—

Total Contractual Obligations	$2,380,886	$1,653,439	$727,447

RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of operations. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R for the period ending August 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Footnote No. 1 — Stock

Based Compensation for the pro forma net loss and net loss per share amounts, for 2004 through 2006, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have an impact on our statements of operations.
      In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”)  48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received over a one year period on our cash and marketable securities of $73,910,000 at May 31, 2006 would decrease interest income by $739,000.

ITEM 8.	Financial Statements and Supplemental Data.
      See the Table of Contents to Financial Statements on Page 34. See Note 11 to the Financial Statements on Page 56 for the Unaudited Supplementary Quarterly Data. These Financial Statements are incorporated by reference into this document.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

ITEM 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Northfield’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Change in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our management has concluded that, as of May 31, 2006, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
Limitations on the Effectiveness of Controls
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
Item 9B. Other Information.
      None.

PART III
Items 10 Through 14.
      The information specified in Items 10 through 14 of Form 10-K has been omitted in accordance with instructions to Form 10-K. We expect to file with the SEC by August 15, 2006, pursuant to Regulation 14A, a definitive proxy statement which will contain the information required to be included in Items 10 through 14 of Form 10-K.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) The following documents are filed as part of this report:

(1) and (2). See the Table of Contents to Financial Statements on page 34.

(3) See Description of Exhibits on page 58.
      (b) See Description of Exhibits on page 58.
      (c) None.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

PAGE

Report of Independent Registered Public Accounting Firm	35
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	36
Balance Sheets, May 31, 2006 and 2005	38
Statements of Operations, Fiscal Years ended May 31, 2006, 2005 and 2004, and the cumulative period from June 19, 1985 (inception) through May 31, 2006	39
Statements of Shareholders’ Equity (Deficit), Fiscal Years ended May 31, 2006, 2005, and 2004, and the cumulative period from June 19, 1985 (inception) through May 31, 2006	41
Statements of Cash Flows, Fiscal Years ended May 31, 2006, 2005, and 2004, and the cumulative period from June 19, 1985 (inception) through May 31, 2006	45
Notes of Financial Statements	46

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Northfield Laboratories Inc.:
We have audited the accompanying balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 2006 and 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended May 31, 2006 and for the cumulative period from June 19, 1985 (inception) through May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Laboratories Inc. as of May 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2006 and for the cumulative period from June 19, 1985 (inception) through May 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northfield Laboratories Inc.’s internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 11, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in Note 4 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as of June 1, 2003.

Chicago, Illinois
August 11, 2006
KPMG LLP, a U.S. limited liability partnership, in the U.S.
member firm of KPMG International, a Swiss cooperative.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Shareholders
Northfield Laboratories Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Northfield Laboratories Inc. (a company in the development stage) maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northfield Laboratories Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Northfield Laboratories Inc. maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Northfield Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

The Board of Directors and Shareholders
Northfield Laboratories Inc.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Northfield Laboratories Inc. as of May 31, 2006 and 2005, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 2006, and for the cumulative period from June 19, 1985 (inception) through May 31, 2006, and our report dated August 11, 2006 expressed an unqualified opinion on those financial statements.

Chicago, Illinois
August 11, 2006

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
BALANCE SHEETS
May 31, 2006 and May 31, 2005

	May 31,	May 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$39,304,602	6,800,405
Restricted cash	926,492	—
Marketable securities	33,679,022	91,330,289
Prepaid expenses	813,104	826,741
Other current assets	—	139,808

Total current assets	74,723,220	99,097,243
Property, plant, and equipment	15,654,049	14,796,631
Accumulated depreciation	(14,575,118)	(13,961,694)

Net property, plant, and equipment	1,078,931	834,937
Other assets	68,941	69,392

	$75,871,092	100,001,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,481,804	3,325,570
Accrued expenses	134,006	110,679
Accrued compensation and benefits	742,038	539,783
Government grant liability	926,492	—
Other	249,580	—

Total current liabilities	6,533,920	3,976,032
Other liabilities	—	251,582

Total liabilities	6,533,920	4,227,614

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 60,000,000 shares; issued 26,777,655 at May 31, 2006 and 26,752,739 at May 31, 2005	267,777	267,527
Additional paid-in capital	241,240,276	240,997,444
Deficit accumulated during the development stage	(172,136,429)	(145,361,011)
Deferred compensation	(9,059)	(104,609)

	69,362,565	95,799,351
Less cost of common shares in treasury; 1,717 shares and 1,717 shares, respectively	(25,393)	(25,393)

Total shareholders’ equity	69,337,172	95,773,958

	$75,871,092	100,001,572

See accompanying notes to financial statements.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
STATEMENTS OF OPERATIONS
Years ended May 31, 2006, 2005 and 2004 and
the cumulative period from June 19, 1985
(inception) through May 31, 2006

				Cumulative
				from
	Years ended May 31,			June 19, 1985
				through
	2006	2005	2004	May 31, 2006

Revenues — license income	$—	—	—	3,000,000
Costs and expenses:
Research and development	24,165,407	16,599,736	10,776,519	147,781,198
General and administrative	5,832,297	4,989,620	3,853,769	55,275,900

	29,997,704	21,589,356	14,630,288	203,057,098
Other income and expense:
Interest income	3,222,286	1,267,900	131,411	28,078,824
Interest expense	—	—	—	83,234

	$3,222,286	1,267,900	131,411	27,995,590

Net loss before cumulative effect of change in accounting principle	(26,775,418)	(20,321,456)	(14,498,877)	(172,061,508)
Cumulative effect of change in accounting principle	—	—	74,921	74,921

Net loss	$(26,775,418)	(20,321,456)	(14,573,798)	(172,136,429)

Net loss per share — basic and diluted	$(1.00)	(0.88)	(0.86)	(15.01)

Shares used in calculation of per share data — basic and diluted	26,769,860	23,069,166	16,932,301	11,467,942

See accompanying notes to financial statements.

(This page intentionally left blank)

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years ended May 31, 2006, 2005 and 2004 and the cumulative period from June 19, 1985 (inception) through May 31, 2006

	Preferred stock		Common stock

	Number	Aggregate	Number of	Aggregate
	of shares	amount	shares	amount

Issuance of common stock on August 27, 1985	—	$—	3,500,000	$35,000
Issuance of Series A convertible preferred stock at $4.00 per share on August 27, 1985 (net of costs of issuance of $79,150)	—	—	—	—
Net loss	—	—	—	—

Balance at May 31, 1986	—	—	3,500,000	35,000
Net loss	—	—	—	—
Deferred compensation relating to grant of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1987	—	—	3,500,000	35,000
Issuance of Series B convertible preferred stock at $35.68 per share on August 14, 1987 (net of costs of issuance of $75,450)	—	—	—	—
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1988	—	—	3,500,000	35,000
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)	—	—	413,020	4,130
Conversion of Series A convertible preferred stock to common stock on June 7, 1988	—	—	1,250,000	12,500
Conversion of Series B convertible preferred stock to common stock on June 7, 1988	—	—	1,003,165	10,032
Exercise of stock options at $2.00 per share	—	—	47,115	471
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)	—	—	175,525	1,755
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)	—	—	87,760	878
Sale of options at $28.29 per share to purchase common stock at $.20 per share on March 30, 1989 (net of costs of issuance of $4,162)	—	—	—	—
Net loss	—	—	—	—
Deferred compensation relating to grant of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1989	—	—	6,476,585	64,766
Net loss	—	—	—	—
Deferred compensation relating to grant of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1990	—	—	6,476,585	64,766
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1991	—	—	6,476,585	64,766
Exercise of stock warrants at $5.60 per share	—	—	90,000	900
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1992	—	—	6,566,585	65,666
Exercise of stock warrants at $7.14 per share	—	—	15,000	150
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)	—	—	374,370	3,744
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1993	—	—	6,955,955	69,560
Net loss	—	—	—	—
Issuance of common stock at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)	—	—	2,500,000	25,000
Cancellation of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1994	—	—	9,455,955	94,560
Net loss	—	—	—	—
Issuance of common stock at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)	—	—	375,000	3,750
Exercise of stock options at $7.14 per share	—	—	10,000	100
Exercise of stock options at $2.00 per share	—	—	187,570	1,875
Cancellation of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1995	—	$—	10,028,525	$100,285
See accompanying notes to financial statements.

Series A convertible		Series B convertible			Deficit
preferred stock		preferred stock			accumulated			Total share-
				Additional	during the			holders’
Number	Aggregate	Number	Aggregate	paid-in	development	Deferred	Treasury	equity
of shares	amount	of shares	amount	capital	stage	compensation	shares	(deficit)

—	$—	—	$—	$(28,000)	$—	$—	—	$7,000
250,000	250,000	—	—	670,850	—	—	—	920,850
—	—	—	—	—	(607,688)	—	—	(607,688)

250,000	250,000	—	—	642,850	(607,688)	—	—	320,162
—	—	—	—	—	(2,429,953)	—	—	(2,429,953)
—	—	—	—	2,340,000	—	(2,340,000)	—	—
—	—	—	—	—	—	720,000	—	720,000

250,000	250,000	—	—	2,982,850	(3,037,641)	(1,620,000)	—	(1,389,791)
—	—	200,633	200,633	6,882,502	—	—	—	7,083,135
—	—	—	—	—	(3,057,254)	—	—	(3,057,254)
—	—	—	—	—	—	566,136	—	566,136

250,000	250,000	200,633	200,633	9,865,352	(6,094,895)	(1,053,864)	—	3,202,226
—	—	—	—	9,749,870	—	—	—	9,754,000
(250,000)	(250,000)	—	—	237,500	—	—	—	—
—	—	(200,633)	(200,633)	190,601	—	—	—	—
—	—	—	—	93,759	—	—	—	94,230
—	—	—	—	4,976,855	—	—	—	4,978,610
—	—	—	—	2,488,356	—	—	—	2,489,234
—	—	—	—	7,443,118	—	—	—	7,443,118
—	—	—	—	—	(791,206)	—	—	(791,206)
—	—	—	—	683,040	—	(683,040)	—	—
—	—	—	—	—	—	800,729	—	800,729

—	—	—	—	35,728,451	(6,886,101)	(936,175)	—	27,970,941
—	—	—	—	—	(3,490,394)	—	—	(3,490,394)
—	—	—	—	699,163	—	(699,163)	—	—
—	—	—	—	—	—	546,278	—	546,278

—	—	—	—	36,427,614	(10,376,495)	(1,089,060)	—	25,026,825
—	—	—	—	—	(5,579,872)	—	—	(5,579,872)
—	—	—	—	—	—	435,296	—	435,296

—	—	—	—	36,427,614	(15,956,367)	(653,764)	—	19,882,249
—	—	—	—	503,100	—	—	—	504,000
—	—	—	—	—	(7,006,495)	—	—	(7,006,495)
—	—	—	—	—	—	254,025	—	254,025

—	—	—	—	36,930,714	(22,962,862)	(399,739)	—	13,633,779
—	—	—	—	106,890	—	—	—	107,040
—	—	—	—	5,663,710	—	—	—	5,667,454
—	—	—	—	—	(8,066,609)	—	—	(8,066,609)
—	—	—	—	—	—	254,025	—	254,025

—	—	—	—	42,701,314	(31,029,471)	(145,714)	—	11,595,689
—	—	—	—	—	(7,363,810)	—	—	(7,363,810)
—	—	—	—	14,163,851	—	—	—	14,188,851
—	—	—	—	(85,400)	—	85,400	—	—
—	—	—	—	—	—	267	—	267

—	—	—	—	56,779,765	(38,393,281)	(60,047)	—	18,420,997
—	—	—	—	—	(7,439,013)	—	—	(7,439,013)
—	—	—	—	2,261,250	—	—	—	2,265,000
—	—	—	—	71,300	—	—	—	71,400
—	—	—	—	373,264	—	—	—	375,139
—	—	—	—	(106,750)	—	106,750	—	—
—	—	—	—	—	—	(67,892)	—	(67,892)

—	$—	—	$—	$59,378,829	$(45,832,294)	$(21,189)	—	$13,625,631

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years ended May 31, 2006, 2005 and 2004 and the cumulative period from June 19, 1985 (inception) through May 31, 2006

	Preferred stock		Common stock

	Number	Aggregate	Number	Aggregate
	of shares	amount	of shares	amount

Net loss	—	$—	—	$—
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)	—	—	2,925,000	29,250
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)	—	—	438,750	4,388
Exercise of stock options at $2.00 per share	—	—	182,380	1,824
Exercise of stock options at $6.38 per share	—	—	1,500	15
Exercise of stock options at $7.14 per share	—	—	10,000	100
Cancellation of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1996	—	—	13,586,155	135,862
Net loss	—	—	—	—
Exercise of stock options at $0.20 per share	—	—	263,285	2,633
Exercise of stock options at $2.00 per share	—	—	232,935	2,329
Exercise of stock options at $7.14 per share	—	—	10,000	100
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1997	—	—	14,092,375	140,924
Net loss	—	—	—	—
Exercise of stock options at $7.14 per share	—	—	5,000	50
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1998	—	—	14,097,375	140,974
Net loss	—	—	—	—
Non-cash compensation	—	—	—	—
Exercise of stock options at $7.14 per share	—	—	17,500	175
Exercise of stock warrants at $8.00 per share	—	—	125,000	1,250

Balance at May 31, 1999	—	—	14,239,875	142,399
Net loss	—	—	—	—
Non-cash compensation	—	—	—	—
Exercise of stock options at $13.38 per share	—	—	2,500	25

Balance at May 31, 2000	—	—	14,242,375	142,424
Net loss	—	—	—	—
Non-cash compensation	—	—	—	—
Exercise of stock options at $6.38 per share	—	—	6,000	60
Exercise of stock options at $10.81 per share	—	—	17,500	175

Balance at May 31, 2001	—	—	14,265,875	142,659
Net loss	—	—	—	—

Balance at May 31, 2002	—	—	14,265,875	142,659
Net loss	—	—	—	—

Balance at May 31, 2003	—	—	14,265,875	142,659
Issuance of common stock at $5.60 per share on July 28, 2003 (net of costs of issuance of $909,229)	—	—	1,892,857	18,928
Issuance of common stock to directors at $6.08 per share on October 30, 2003	—	—	12,335	123
Deferred compensation related to stock grants	—	—	25,500	255
Amortization of deferred compensation	—	—	—	—
Issuance of common stock at $5.80 per share on January 29, 2004 (net of costs of issuance of $1,126,104)	—	—	2,585,965	25,860
Issuance of common stock at $5.80 per share on February 18, 2004 (net of costs of issuance of $116,423)	—	—	237,008	2,370
Issuance of common stock at $5.80 per share on April 15, 2004 (net of costs of issuance of $192,242)	—	—	409,483	4,095
Issuance of common stock at $12.00 per share on May 18, 2004 (net of costs of issuance of $1,716,831)	—	—	1,954,416	19,544
Exercise of stock options at $6.38 per share	—	—	15,000	150
Net loss	—	—	—	—

Balance at May 31, 2004			21,398,439	213,984
Deferred compensation related to stock grants	—	—	5,500	55
Amortization of deferred compensation	—	—	—	—
Exercise of stock options between $5.08 and $14.17 per share	—	—	167,875	1,679
Cost of shares in treasury, 1,717 shares	—	—	—	—
Issuance of common stock to directors at $12.66 per share on September 21, 2004	—	—	5,925	59
Issuance of common stock at $15.00 per share on February 9, 2005 (net of costs of issuance of $4,995,689)	—	—	5,175,000	51,750
Net loss	—	—	—	—

Balance at May 31, 2005			26,752,739	267,527
Amortization of deferred compensation	—	—	—	—
Exercise of stock options at $7.13 and $10.66 per share	—	—	2,875	29
Issuance of common stock to directors at $13.05 per share on September 29, 2005	—	—	5,750	57
Issuance of common stock to director at $13.21 per share on October 3, 2005	—	—	1,135	12
Issuance of common stock to director at $10.67 per share on February 24, 2006	—	—	1,406	14
Exercise of stock options at $10.66, $5.15 and $11.09 per share	—	—	8,000	80
Exercise of stock options at $10.66 and $7.13 per share	—	—	2,750	28
Exercise of stock options at $5.15 and $7.13 per share	—	—	3,000	30
Net loss	—	—	—	—

Balance at May 31, 2006		$	26,777,655	$267,777

See accompanying notes to financial statements.

Series A convertible		Series B convertible			Deficit
preferred stock		preferred stock			accumulated			Total
				Additional	during the			shareholders’
Number	Aggregate	Number	Aggregate	paid-in	development	Deferred	Treasury	equity
of shares	amount	of shares	amount	capital	stage	compensation	shares	(deficit)

—	$—	—	$—	$—	$(4,778,875)	$—	—	$(4,778,875)
—	—	—	—	48,324,374	—	—	—	48,353,624
—	—	—	—	7,360,187	—	—	—	7,364,575
—	—	—	—	362,937	—	—	—	364,761
—	—	—	—	9,555	—	—	—	9,570
—	—	—	—	71,300	—	—	—	71,400
—	—	—	—	(80,062)	—	80,062	—	—
—	—	—	—	—	—	(62,726)	—	(62,726)

—	—	—	—	115,427,120	(50,611,169)	(3,853)	—	64,947,960
—	—	—	—	—	(4,245,693)	—	—	(4,245,693)
—	—	—	—	50,025	—	—	—	52,658
—	—	—	—	463,540	—	—	—	465,869
—	—	—	—	71,300	—	—	—	71,400
—	—	—	—	—	—	2,569	—	2,569

—	—	—	—	116,011,985	(54,856,862)	(1,284)	—	61,294,763
—	—	—	—	—	(5,883,378)	—	—	(5,883,378)
—	—	—	—	35,650	—	—	—	35,700
—	—	—	—	—	—	1,284	—	1,284

—	—	—	—	116,047,635	(60,740,240)	—	—	55,448,369
—	—	—	—	—	(7,416,333)	—	—	(7,416,333)
—	—	—	—	14,354	—		—	14,354
—	—	—	—	124,775	—	—	—	124,950
—	—	—	—	998,750	—	—	—	1,000,000

—	—	—	—	117,185,514	(68,156,573)	—	—	49,171,340
—	—	—	—	—	(9,167,070)	—	—	(9,167,070)
—	—	—	—	57,112	—	—	—	57,112
—	—	—	—	33,425	—	—	—	33,450

—	—	—	—	117,276,051	(77,323,643)	—	—	40,094,832
—	—	—	—	—	(10,174,609)	—	—	(10,174,609)
—	—	—	—	—	—	—	—	—
—	—	—	—	38,220	—	—	—	38,280
—	—	—	—	189,000	—	—	—	189,175

—	—	—	—	117,503,271	(87,498,252)	—	—	30,147,678
—	—	—	—	—	(10,717,360)	—	—	(10,717,360)

—	—	—	—	117,503,271	(98,215,612)	—	—	19,430,318
—	—	—	—	—	(12,250,145)	—	—	(12,250,145)

—	—	—	—	117,503,271	(110,465,757)	—	—	7,180,173
—	—	—	—	9,671,843	—	—	—	9,690,771
—	—	—	—	74,877	—	—	—	75,000
—	—	—	—	190,995	—	(191,250)	—	—
—	—	—	—	—	—	35,630	—	35,630
—	—	—	—	13,846,633	—	—	—	13,872,493
—	—	—	—	1,255,853	—	—	—	1,258,223
—	—	—	—	2,178,664	—	—	—	2,182,759
—	—	—	—	21,716,616	—	—	—	21,736,160
—	—	—	—	95,550	—	—	—	95,700
—	—	—	—	—	(14,573,798)	—	—	(14,573,798)

—	—	—	—	166,534,302	(125,039,555)	(155,620)	—	41,553,111
—	—	—	—	71,055	—	(71,110)	—	—
—	—	—	—	—	—	122,121	—	122,121
—	—	—	—	1,739,585	—	—	—	1,741,264
—	—	—	—	—	—	—	(25,393)	(25,393)
—	—	—	—	74,941	—	—	—	75,000
—	—	—	—	72,577,561	—	—	—	72,629,311
—	—	—	—	—	(20,321,456)	—	—	(20,321,456)

—	—	—	—	240,997,444	(145,361,011)	(104,609)	(25,393)	95,773,958
—	—	—	—	—	—	95,550	—	95,550
—	—	—	—	29,295	—	—	—	29,324
—	—	—	—	74,943	—	—	—	75,000
—	—	—	—	14,988	—	—	—	15,000
—	—	—	—	14,986	—	—	—	15,000
—	—	—	—	65,075	—	—	—	65,155
—	—	—	—	26,640	—	—	—	26,668
—	—	—	—	16,905	—	—	—	16,935
—	—	—	—	—	(26,775,418)	—	—	(26,775,418)

—	$—	—	$—	$241,240,276	$(172,136,429)	$(9,059)	(25,393)	$69,337,172

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
STATEMENTS OF CASH FLOWS
Years ended May 31, 2006, 2005 and 2004
and the cumulative period from June 19, 1985
(inception) through May 31, 2006

				Cumulative
				from
	Years ended May 31,			June 19, 1985
				through
	2006	2005	2004	May 31, 2006

Cash flows from operating activities:
Net loss	$(26,775,418)	(20,321,456)	(14,573,798)	(172,136,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Marketable security amortization	(1,695,897)	(537,201)	(19,266)	(2,298,203)
Depreciation and amortization	668,063	447,633	681,153	18,944,771
Stock based compensation	200,550	197,121	110,630	4,061,024
Loss on sale of equipment	—	—	—	66,359
Changes in assets and liabilities:
Prepaid expenses	13,637	(212,077)	74,091	(1,022,315)
Other current assets	139,808	(138,726)	(1,082)	(1,896,251)
Other assets	(451)	—	—	6,400
Accounts payable	1,156,234	1,487,919	375,065	4,481,804
Accrued expenses	23,327	(6,328)	55,488	134,006
Government grant liability	926,492	—	—	926,492
Accrued compensation and benefits	202,255	120,970	41,696	742,038
Other liabilities	(2,002)	(1,174)	87,712	249,580

Net cash used in operating activities	(25,143,402)	(18,963,319)	(13,168,311)	(147,740,724)

Cash flows from investing activities:
Purchase of property, plant, equipment, and capitalized engineering costs	(912,057)	(275,076)	(90,613)	(19,948,313)
Proceeds from sale of land and equipment	—	—	—	1,863,023
Proceeds from matured marketable securities	187,794,000	18,315,000	2,000,000	617,646,352
Proceeds from sale of marketable securities	—	—	—	7,141,656
Purchase of marketable securities	(128,445,934)	(105,664,266)	(3,432,260)	(656,174,607)

Net cash provided by (used in) investing activities	58,436,009	(87,624,342)	(1,522,873)	(49,471,889)

Cash flows from financing activities:
Proceeds from issuance of common stock	138,082	79,340,871	52,896,936	236,125,135
Payment of common stock issuance costs	—	(4,995,689)	(4,060,830)	(14,128,531)
Proceeds from issuance of preferred stock	—	—	—	6,644,953
Proceeds from sale of stock options to purchase common shares	—	—	—	7,443,118
Proceeds from issuance of notes payable	—	—	—	1,500,000
Repayment of notes payable	—	—	—	(140,968)

Net cash provided by financing activities	138,082	74,345,182	48,836,106	237,443,707

Net increase (decrease) in cash	33,430,689	(32,242,479)	34,144,922	40,231,094
Cash at beginning of period	6,800,405	39,042,884	4,897,962	—
Restricted cash	926,492	—	—	926,492

Cash at end of period	$39,304,602	6,800,405	39,042,884	39,304,602

Supplemental Schedule of Noncash Financing Activities:
Exercise of stock option, 5,000 shares in exchange for 1,717 treasury shares	$—	25,393	—	25,393
See accompanying notes to financial statements.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
NOTES TO FINANCIAL STATEMENTS
May 31, 2006 and 2005

(1)	Summary of Significant Accounting Policies
Description of Operations in the Development Stage
      Northfield Laboratories Inc. (the Company), a Delaware corporation, was incorporated on June 19, 1985 to research, develop, test, manufacture, market, and distribute a hemoglobin-based blood substitute product. The Company is continuing its research and development activities.
Basis of Presentation
      The financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”, which requires development stage companies to employ the same generally accepted accounting principles as operating companies.
      As of the year ended May 31, 2006, Northfield Laboratories Inc. reported cash and cash equivalents and marketable securities of $73.9 million. Based on the Company’s current estimates, the Company believes the Company’s existing capital resources will be sufficient to permit it to conduct its operations, including the launch of the Company’s planned manufacturing facility construction project and expansion of the Company’s manufacturing, sales, marketing and distribution capabilities, for approximately the next 15 to 18 months. Excluding the projected costs relating to the Company’s planned facility construction project and expansion activities, the Company believes the Company’s existing capital resources would be sufficient to permit it to conduct the Company’s operations, including the preparation and submission of a Biologics License Application to FDA, for approximately 24 to 30 months.
      The Company may in the future issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide it with additional funds or absorb expenses the Company would otherwise be required to pay. The Company is also pursuing potential sources of additional government funding. Any one or a combination of these sources may be utilized to raise additional capital. The Company believes that its ability to raise additional capital or enter into a collaborative arrangement with a strategic partner will depend primarily on the results of the Company’s clinical trial, as well as general conditions in the business and financial markets.
Cash and Cash Equivalents
      Cash and cash equivalents consist of cash on hand, cash in banks, and money market funds.
Restricted Cash
      As of May 31, 2006, the Company had $926,492 in restricted cash from a government grant. The funds will be used in accordance with the terms of the grant and all funds will be used during the fiscal year 2007. None of these funds were used in the year ending May 31, 2006.
      The Company will recognize the funds as a contra-expense or a reduction of asset carrying value based on the type of grant expenditure incurred.
Marketable Securities
      Marketable securities consist of U. S. Treasury Securities, obligations of U. S. government agencies, high grade commercial paper and certificates of deposit, all of which have maturities of less than one year. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.
Property, Plant, and Equipment
      Property, plant, and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the term of the lease, generally five years.
Treasury Shares
      The Company intends to hold repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for treasury shares using the cost method.
Computation of Net Loss Per Share
      Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common equivalent shares. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common equivalent shares as long as their inclusion is not anti-dilutive. Because the Company reported a net loss for the years ended May 31, 2006, 2005, and 2004 and the cumulative period from June 19, 1985 (inception) through May 31, 2006, basic and diluted per share amounts are the same.
      The following potential common share instruments have been excluded from the computation of per share amounts for all periods presented as their effect on per share calculations is anti-dilutive. The share amounts represent an average annual balance of all outstanding options and warrants.

				Cumulative
				From
				June 19, 1985
				Through
	2006	2005	2004	May 31, 2006

Stock options	1,562,500	1,290,563	1,081,250	720,527
Warrants	212,392	212,392	106,196	88,437

	1,774,892	1,502,955	1,187,446	808,964

      Of the total options and warrants outstanding as of May 31, 2006, the Company has 943,500 options in-the-money, 803,875 options out-of-the-money, and 212,392 warrants in-the-money that were excluded from the net loss per share calculation.
Stock Based Compensation
      The Company applies the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for options granted to directors, officers, and key employees under the plans. Accordingly, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for the Company’s stock option plans been determined using the fair value method prescribed by SFAS No. 123, “Accounting for

Stock Based Compensation,” (SFAS 123) the Company’s net loss and net loss per share would have been the pro forma amounts indicated below:

	2006	2005	2004

Net loss as reported	$(26,775,418)	(20,321,456)	(14,573,798)
Add: Stock based compensation expense included in statements of operations	200,550	197,121	110,630
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(2,721,700)	(1,659,343)	(760,239)

Pro forma net loss	$(29,296,568)	$(21,783,678)	(15,223,407)

Basic and diluted loss per share:
As reported	(1.00)	(0.88)	(0.86)
Pro forma	(1.09)	(0.94)	(0.90)

      For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2006, 2005, and 2004:

	2006	2005	2004

Expected volatility	71.0%	71.3%	68.8%
Risk-free interest rate	4.2%	4.0%	3.2%
Dividend yield	—	—	—
Expected lives	7.2 years	7.7 years	7.9 years

      In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, (SFAS 123R) “Share-Based Payment.” SFAS 123R requires that the fair value of stock options be recorded in the results of operations and requires adoption no later than the fiscal year beginning after June 15, 2005. The effect of adopting the new rules on reported income is dependent on the number of options granted in the future and unvested grants as of June 1, 2006 and the fair value of those options.
Financial Instruments
      The fair market values of financial instruments, which consist of marketable securities (note 2), were not materially different from their carrying values at May 31, 2006 and 2005.
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
      The Company classifies its investments in marketable securities as “held to maturity” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Held to maturity securities are securities which the Company has the ability and intent to hold until maturity. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. All marketable securities are due within one year.
      Marketable securities at May 31, 2006 were as follows:

			Gross Unrealized
	Amortized Cost	Fair Value	Losses

Certificates of deposit	$—	$—	$—
US Government and agency securities	—	—	—
Corporate debt securities	33,679,022	33,677,649	(1,373)

Total	$33,679,022	$33,677,649	$(1,373)

      Marketable securities at May 31, 2005 were as follows:

			Gross Unrealized
	Amortized Cost	Fair Value	Losses

Certificates of deposit	$4,972,789	$4,955,938	$(16,851)
US Government and agency securities	37,747,575	37,695,640	(51,935)
Corporate debt securities	48,609,925	48,558,325	(51,600)

Total	$91,330,289	$91,209,903	$(120,386)

      Fair values are based on quoted market prices.

(3)	Property, Plant, and Equipment
      Property, plant, and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows as of May 31, 2006 and 2005:

	Useful Life	2006	2005

Manufacturing equipment	5 years	$10,263,545	$9,953,048
Laboratory equipment	5 years	1,340,440	1,340,440
Office furniture and equipment	7 years	815,100	706,138
Computer equipment	3 years	287,468	142,632
Leasehold improvements and asset retirement obligations	Lease term	1,818,600	1,729,506
Capitalized engineering costs	3 years	1,128,896	924,867

		15,654,049	14,796,631
Less accumulated depreciation and amortization		(14,575,118)	(13,961,694)

		$1,078,931	$834,937

      Depreciation and amortization expense related to property, plant and equipment amounted to $668,063, $447,633 and $681,153 for the years ended May 31, 2006, 2005, and 2004, respectively.

(4)	Asset Retirement Obligations
      The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of June 1, 2003 and FIN 47, “Accounting for Conditional Asset Retirement Obligations,” as of March 5, 2005. The cumulative effect of the change in accounting principle upon implementation of SFAS No. 143 was to recognize a net asset of $17,800, an increase in liabilities of $92,721 and an increase in net loss of $74,921, or $0.01 per share. The adoption of FIN 47 had no effect on the financial statements.
      The obligation relates to the restoration of a leased manufacturing facility to its original condition.
      The Company’s asset retirement obligations are included in other liabilities. The balances and changes thereto are summarized below:

	Year Ended	Year Ended
	May 31, 2006	May 31, 2005

Obligation at June 1	$228,972	$210,066
Accretion	20,607	18,906

Obligation at May 31	$249,579	$228,972

      On June 23, 2006, the Company purchased the previously leased facility. As a result, the obligation to restore the facility to its original condition was eliminated and the May 31, 2006 restoration liability will be reversed in the first quarter of fiscal 2007.

(5)	Shareholders’ Equity
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
      On May 5, 1994, the Company filed an amended and restated Certificate of Incorporation effecting a five-for-one stock split of the Company’s common stock. All common share and per share amounts have been adjusted retroactively to give effect to the stock split. Additionally, the amended and restated Certificate of Incorporation effected an increase in the number of authorized shares of common stock to 20,000,000 and authorized 5,000,000 shares of preferred stock.
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
      On June 8, 2005, the Company issued 375 additional shares of common stock upon the exercise of stock options for cash at $7.13 per share for net proceeds of $2,674.
      On August 30, 2005, the Company issued 2,500 additional shares of common stock upon the exercise of stock options for cash at $10.66 per share for net proceeds of $26,650.
      On September 29, 2005, the Company issued 5,750 additional shares of common stock to directors in the form of stock grants.
      On October 3, 2005, the Company issued 1,135 additional shares of common stock to directors in the form of stock grants.
      On December 30, 2005, the Company issued 8,000 additional shares of common stock upon the exercise of stock options for cash at $10.66, $5.15 and $11.09 per share for net proceeds of $65,155.
      On February 17, 2006, the Company issued 2,750 additional shares of common stock upon the exercise of stock options for cash at $10.66 and $7.13 per share for net proceeds of $26,668.
      On February 24, 2006, the Company issued 1,406 additional shares of common stock to directors in the form of stock grants.
      On May 25, 2006, the Company issued 3,000 additional shares of common stock upon the exercise of stock options for cash at $5.15 and $7.13 per share for net proceeds of $16,935.

(6)	Income Taxes
      As a result of losses incurred to date, the Company has not provided for income taxes. As of May 31, 2006, the Company has net operating loss carryforwards for income tax purposes of approximately $157,000,000, which are available to offset future taxable income, if any, from 2007 to 2026. Deferred tax assets primarily resulted from net operating loss carryforwards and differences in the recognition of research and development and depreciation expenses. During the year ended May 31, 2006, net operating loss carryforwards of $6,600,000 expired. Additionally, the Company has approximately $5,000,000 of research and experimentation tax credits and investment tax credits available to reduce future income taxes through 2026.
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
      The net deferred tax assets as of May 31, 2006 and 2005 are summarized as follows:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$61,000,000	$53,500,000
Tax credit carryforwards	5,000,000	4,200,000
Other	2,300,000	1,400,000

	68,300,000	59,100,000
Valuation allowance	(68,300,000)	(59,100,000)

Net deferred tax assets	$—	$—

      The net change in the valuation allowance for the fiscal years ended May 31, 2006, 2005 and 2004 was an increase of $9,200,000, $4,400,000 and $5,600,000, respectively. Differences between the statutory federal tax rate of 34 percent and effective federal rates are primarily due to the increase in the valuation allowance for net deferred tax assets.

(7)	Stock Option Plan
      The Company’s Nonqualified Stock Option Plan for Outside Directors (Directors Plan) lapsed on May 31, 2004. Following the termination of the plan, all options outstanding prior to plan termination may be exercised in accordance with their terms. During 2004 the Company did not grant any options to purchase shares of common stock. As of May 31, 2006, options to purchase a total of 60,000 shares of the Company’s common stock at prices between $4.09 and $13.38 per share were outstanding. These options expire between 2008 and 2012, ten years after the date of grant.
      With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the 1996 Option Plan). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the years ended May 31, 2006, 2005 and 2004 the Company did not grant any options from this plan. As of May 31, 2006, options to purchase a total of 293,000 shares of the Company’s common stock at prices between $9.56 and $15.41 were outstanding.
      With an effective date of June 1, 1999, the Company established the Northfield Laboratories Inc. 1999 Stock Option Plan (the 1999 Option Plan). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1999 Option Plan. During the years ended May 31, 2006 and 2005, the Company did not grant any options to purchase shares of common stock. During the year ended May 31, 2004, the Company granted 23,000 options to purchase shares of common stock at $7.13 per share. These options expire in 2013, ten years after the date of grant. As of May 31, 2006, options to purchase a total of 306,875 shares of the Company’s common stock at prices between $3.62 and $14.17 per share were outstanding.
      With an effective date of January 1, 2003, the Company established the New Employee Stock Option Plan (the “New Employee Plan”). This plan provides for the granting of stock options to the Company’s new employees. Stock options to purchase a total of 350,000 shares are available under the New Employee Plan. During the year ended May 31, 2006, the Company granted 15,000 options to purchase shares of common stock at prices between $10.62 and $13.42. These 15,000 options to purchase shares of common stock expire in 2015 and 2016, ten years after the date of grant. During the year ended May 31, 2005, the Company granted

35,000 options to purchase shares of common stock at prices of $10.41 and $22.02. These options expire in 2015 or ten years after date of grant. During the year ended May 31, 2004, the Company granted 75,000 options to purchase shares of common stock at prices of $7.43 and $7.57 per share. These options expire in 2014 or ten years after the date of grant. As of May 31, 2006, options to purchase a total of 80,000 shares of the Company’s common stock at prices between $3.62 and $22.02 per share were outstanding.
      With an effective date of September 17, 2003, the Company established 2003 Equity Compensation Plan. This plan provides for the granting of stock, stock options and various other types of equity compensation to the Company’s employees, non-employee directors and consultants. Stock options to purchase a total of 2,250,000 shares are available under the 2003 Equity Compensation Plan. During the year ended May 31, 2006, the Company granted 413,500 options to purchase shares of common stock at prices between $9.42 and $13.22. These options expire between 2015 and 2016 or ten years after the date of grant. During the year ended May 31, 2006, the Company granted and issued 8,291 common shares at prices between $10.67 and $13.22 to directors. These shares vested immediately. During the year ended May 31, 2005, the Company granted 356,000 options to purchase shares of common stock at prices between $11.09 and $18.55. These options expire between 2014 and 2015 or ten years after the date of grant. During the year ended May 31, 2005, the Company granted and issued 5,925 common shares at a price of $12.66 to directors and the Company granted 5,500 restricted common shares at prices between $12.90 and $13.06 to officers. These shares have a two-year vesting period. During the year ended May 31, 2004, the Company granted 261,500 options to purchase shares of common stock at prices between $5.94 and $15.15. These options expire in 2013 and 2014 or ten years after date of grant. During the year ended May 31, 2004, the Company granted and issued 12,335 common shares at a price of $6.08 to directors and the Company granted 25,500 restricted common shares at a price of $7.50 to officers. These shares have a two-year vesting period. At May 31, 2006 and May 31, 2005 the amount of related deferred compensation reflected in shareholders’ equity was $9,059 and $104,609, respectively. The amortization of deferred compensation for the years ended May 31, 2006 and May 31, 2005 was $95,550 and $122,121 respectively. At May 31, 2006, options to purchase a total of 1,007,500 shares of the Company’s common stock at prices between $5.94 and $18.55 were outstanding.
      The following tables summarize information about stock options outstanding at May 31, 2006:

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,377,625	$10.61	1,203,500	$8.64	959,000	$9.62
Granted	428,500	12.72	391,000	16.23	359,500	7.22
Exercised	16,625	8.31	167,875	10.37	15,000	6.38
Canceled	42,125	12.14	49,000	7.85	100,000	11.67

Outstanding at end of year	1,747,375	$11.11	1,377,625	$10.61	1,203,500	$8.64

Options exercisable at year end	943,500	$9.94	680,125	$9.51	638,250	$10.33

Weighted-average fair value of options granted during the year	$12.71		$11.76		$5.10

	Options Outstanding			Options Exercisable

		Weighted		Options
		Average	Weighted	Exercisable	Weighted
		Remaining	Average	At	Average
Range of	Number	Contractual	Exercise	May 31,	Exercise
Exercise Prices	Outstanding	Life	Price	2006	Price

$ 3.62 — 5.94	306,500	6.64	$4.60	226,750	$4.52
6.03 — 9.56	261,875	7.32	7.41	147,375	7.35
10.41 — 15.60	954,000	6.55	12.45	513,125	12.16
18.55 — 22.02	225,000	8.67	18.63	56,250	18.63

(8)	Stock Warrants
      In connection with demand notes dated September 23, 1986, the Company issued warrants to purchase a total of 90,000 shares of common stock at $5.60 per share. The warrants were exercised on September 30, 1991.
      In connection with the issuance of a demand note dated July 2, 1987, the Company issued warrants to purchase a total of 3,000 shares of Series B convertible preferred stock at $35.68 per share. On June 7, 1988, these warrants were converted to common stock warrants to purchase 15,000 shares of common stock at $7.14 per share. The warrants were exercised on June 29, 1992.
      On March 13, 1993, the Company granted warrants to purchase 125,000 shares of common stock of the Company at $13.00 per share. These warrants were canceled on August 3, 1994 and were reissued at $8.00 per share. These warrants were exercised on May 13, 1999.
      In connection with the issuance of a share offering dated July 28, 2003, the Company issued a warrant to purchase 56,786 shares of common stock at $7.75 per share. The warrant became exercisable on July 28, 2004 and expires on July 29, 2008. The Black-Scholes fair value of this warrant is $282,794. The assumptions used to calculate the Black-Scholes value were as follows: the risk-free interest rate was 3.1%, the expected life was five years and the expected volatility was 82.9%.
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
      Rent expense amounted to $820,489, $800,540, and $915,752 for the years ended May 31, 2006, 2005, and 2004, respectively.
      The Company’s lease for its research and manufacturing facility expires August 30, 2009 and includes the option to renew the lease for three successive five-year terms. The lease is collateralized by a $49,200 security deposit as of May 31, 2006.
      The Company’s lease for its corporate facility expires February 14, 2011. The lease is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 14, 2009 unamortized broker commissions of $17,470 would also be due. The lease is secured by a security deposit of $19,250 as of May 31, 2006.

      At May 31, 2006, future minimum lease payments under the operating leases are as follows:

Years Ending
May 31,	Amount

2007	$837,884
2008	846,039
2009	853,088
2010	121,460

$2,658,471

      On June 23, 2006 the Company purchased its research and manufacturing facility. Lease commitments related to this lease during the periods after the purchase are as follows:

Years Ending
May 31,	Amount

2007	$353,439
2008	360,198
2009	367,249

$1,080,886

(10)	Employee Benefit Plan
      Effective January 1, 1994, the Company established a defined contribution 401(k) savings plan covering each employee of the Company satisfying certain minimum length of service requirements. Matching contributions to the accounts of plan participants are made by the Company in an amount equal to 33% of each plan participant’s before-tax contribution, subject to certain maximum contribution limitations, and are made at the discretion of the Company. Expenses incurred under this plan for Company contributions for the years ended May 31, 2006, 2005, and 2004 amounted to $248,112, $202,838, and $169,758, respectively.

(11)	Quarterly Financial Information (Unaudited)
      The following table shows the Company’s quarterly unaudited financial information for the eight quarters ended May 31, 2006. The Company has prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion, this information reflects fairly, in all material respects, the results of the Company’s operations. The operating results for any quarter should not be used to predict the results for any subsequent period or for the entire fiscal year.

	Quarter Ended

	(in thousands except per share data)
	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 29,
	2006	2006	2005	2005	2005	2005

Revenues	$—	—	—	—	—	—
Costs and expenses:
Research and development	7,712	5,786	5,573	5,094	4,566	3,818
General and administrative	1,530	1,454	1,460	1,389	1,820	1,311

	9,242	7,240	7,033	6,483	6,386	5,129
Other income and expense:
Interest income	911	845	764	702	711	281
Interest expense	—	—	—	—	—	—

Net loss	$(8,331)	(6,395)	(6,269)	(5,781)	$(5,675)	(4,848)

Net loss per share — basic and diluted	$(0.31)	(0.24)	(0.23)	(0.22)	$(0.21)	(0.21)

Shares used in calculation	26,770	26,769	26,759	26,751	26,747	22,658

	Quarter Ended

	(in thousands except per share data)
	Nov. 30, 2004	Aug. 31, 2004

Revenues	$—	—
Costs and expenses:
Research and development	4,178	4,038
General and administrative	910	949

	5,088	4,987
Other income and expense:
Interest income	156	120
Interest expense	—	—

Net loss	$(4,932)	(4,687)

Net loss per share — basic and diluted	$(0.23)	(0.23)

Shares used in calculation	21,440	21,404

(12)	Legal Proceedings
      Between March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of the Company’s shareholders, against the Company and Dr. Steven A. Gould, the Company’s Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on July 17, 2006, and alleges, among other things, that during the period from December 22, 2003 to February 21, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase the Company common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on the Company or the clinical development or future commercialization of PolyHeme. The Company intends to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.
      On March 13, 2006, the SEC notified the Company that it is conducting an informal inquiry, and requested that the Company voluntarily provide the SEC with certain categories of documents from 1998 to the present primarily relating to the Company’s public disclosures concerning the clinical development of PolyHeme. Since that time, the SEC has sent the Company additional requests for documents and information. The Company is cooperating with the SEC and has been providing the SEC with the requested documents and information on a rolling basis.
      On March 7, 2006, the Company also received a letter from Senator Charles E. Grassley, Chairman of the Senate Committee on Finance, informing the Company that the Committee is concerned that the Company’s Phase III clinical trauma trial may not satisfy all of the criteria of the federal regulation that allows a waiver of informed consent in the context of emergency research. In that letter, the Committee requested that the Company provide certain categories of documents primarily relating to the Phase III clinical trauma trial. Since that time, the Company has produced documents to the Committee, and the Committee has sought additional documents from the Company.

(13)	Subsequent Event
      On June 23, 2006, the Company purchased its previously leased manufacturing facility for $6,731,000. With the purchase, the lease for the facility has been canceled, see note (9), the asset retirement obligation was terminated, see note (4), and the lease deposit of $49,200 has been returned to the Company.

EXHIBITS

Number		Description

3.1		Restated Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.11 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended November 30, 1999)
3.2		Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Commission on August 15, 2005)
10.1		Sublease dated as of April 20, 1988 between the Registrant and First Illinois Bank of Evanston, N.A., as Trustee (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on March 25, 1994, File No. 33-76856 (the “S-1 Registration Statement”))
10.2		Amendment to Sublease dated as of January 7, 1998 between the Registrant and Bank One of Illinois, N.A., as successor to First Illinois Bank of Evanston, N.A. (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended February 28, 1998)
10.4		Second Amendment to Lease between the Registrant and Rotary International (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Commission on March 7, 2005)
10.5		License Agreement dated as of March 6, 1989 between the Registrant and KabiVitrum AB (predecessor of Pharmacia & Upjohn Inc.) (incorporated herein by reference to Exhibit 10.6 to the S-1 Registration Statement)
10.6		License Agreement dated as of July 20, 1990 between the Registrant and Eriphyle BV (incorporated herein by reference to Exhibit 10.7 to the S-1 Registration Statement)
10	.7*	Northfield Laboratories Inc. 401(K) Plan (incorporated herein by reference to Exhibit 10.14 to the S-1 Registration Statement)
10	.8*	Northfield Laboratories Inc. Nonqualified Stock Option Plan for Outside Directors (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the Registrant’s fiscal year ended May 31, 1994)
10	.9*	Northfield Laboratories Inc. 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.5.1 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended November 30, 1997)
10	.10*	Northfield Laboratories Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the Registrant’s fiscal year ended May 31, 1999)
10	.11*	Northfield Stock Option Plan for New Employees (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 27, 2003, File No. 333-106615 the “S-3 Registration Statement”)
10	.12*	Northfield Laboratories Inc. 2003 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 30, 2003, File No. 333-110110)
10	.13*	Employment Agreement dated as of January 25, 2005 between the Registrant and Steven A. Gould, M.D. (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Commission on February 1, 2005)
10	.14*	Employment Agreement dated as of January 25, 2005 between the Registrant and Jack J. Kogut (incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed by the Registrant with the Commission on February 1, 2005)
10	.15*	Form of Indemnification Agreement — Director and Executive Officer (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended February 28, 2001)

Number		Description

10	.16*	Form of Indemnification Agreement — Director (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended February 28, 2001)
10	.17*	Form of Indemnification Agreement — Executive Officer (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended February 28, 2001)
10.18		Agreement of Purchase and Sale dated June 12, 2006 between First Industrial, L.P. and the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 11, 2006.
NORTHFIELD LABORATORIES INC.

By:	/s/ Steven A. Gould, M.D.

Steven A. Gould, M.D.
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 11, 2006.

Signature	Title

/s/ Steven A. Gould, M.D. Steven A. Gould, M.D.	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Jack J. Kogut Jack J. Kogut	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ John F. Bierbaum John F. Bierbaum	Director

/s/ Alan L. Heller Alan L. Heller	Director

/s/ Bruce S. Chelberg Bruce S. Chelberg	Director

/s/ Paul M. Ness, M.D. Paul M. Ness, M.D.	Director

/s/ Jack Olshansky Jack Olshansky	Director

/s/ David A. Savner David A. Savner	Director

/s/ Edward C. Wood, Jr. Edward C. Wood, Jr.	Director