Form 10-Q
period 2006-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 2006-10-10
CIK 920947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO
COMMISSION FILE NUMBER 0-24050
NORTHFIELD LABORATORIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3378733 (I.R.S. Employer Identification Number)

1560 SHERMAN AVENUE, SUITE 1000, EVANSTON, ILLINOIS (Address of principal executive offices)	60201-4800 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 864-3500
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act) Yes ☐ No ☑
     As of August 31, 2006, Registrant had 26,779,438 shares of common stock outstanding

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
These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and those matters discussed under “Legal Proceedings” in this Quarterly Report. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place undue weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.
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
We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 2006, and the related statements of operations and cash flows for the three-month periods ended August 31, 2006 and August 31, 2005. We have also reviewed the statements of shareholders’ equity (deficit) for the three-month period ended August 31, 2006. These financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Northfield Laboratories Inc. as of May 31, 2006, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2006 (not presented herein); and in our report dated August 11, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2006 and in the accompanying statements of operations, cash flows and shareholders’ equity (deficit) is fairly stated, in all material respects, in relation to the statements from which it has been derived.

(signed) KPMG LLP

Chicago, IL
October 10, 2006

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Balance Sheets
August 31, 2006 and May 31, 2006

	August 31,	May 31,
	2006	2006
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$34,499,746	39,304,602
Restricted cash	674,762	926,492
Marketable securities	23,777,539	33,679,022
Prepaid expenses	766,799	813,104

Total current assets	59,718,846	74,723,220

Property, plant, and equipment	21,151,696	15,654,049
Accumulated depreciation	(12,954,596)	(14,575,118)

Net property, plant, and equipment	8,197,100	1,078,931
Other assets	19,659	68,941

	$67,935,605	75,871,092

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$3,824,292	4,481,804
Accrued expenses	108,178	134,006
Accrued compensation and benefits	936,057	742,038
Government grant liability	674,762	926,492
Other	—	249,580

Total liabilities	5,543,289	6,533,920

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 60,000,000 shares; issued 26,781,155 at August 31, 2006 and 26,777,655 at May 31, 2006	267,812	267,777
Additional paid-in capital	241,848,900	241,240,276
Deficit accumulated during the development stage	(179,699,003)	(172,136,429)
Deferred compensation	—	(9,059)

	62,417,709	69,362,565
Less cost of common shares in treasury; 1,717 shares and 1,717 shares, respectively	(25,393)	(25,393)

Total shareholders’ equity	62,392,316	69,337,172

	$67,935,605	75,871,092

See accompanying notes to financial statements and accountants' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Operations
For three months ended August 31, 2006 and August 31, 2005 and the cumulative period from June 19, 1985 (inception) through August 31, 2006

			Cumulative
			from
			June 19, 1985
	Three months ended August 31,		through
	2006	2005	August 31, 2006
	(unaudited)	(unaudited)	(unaudited)
Revenues — license income	$—	—	3,000,000
Costs and expenses:
Research and development	5,826,112	5,093,874	153,607,310
General and administrative	2,563,649	1,388,994	57,839,549

	8,389,761	6,482,868	211,446,859

Other income and expense:
Interest income	827,187	702,142	28,906,011
Interest expense	—	—	83,234

	827,187	702,142	28,822,777

Net loss before cumulative effect of change in accounting principle	(7,562,574)	(5,780,726)	(179,624,082)

Cumulative effect of change in accounting principle	—	—	74,921

Net loss	$(7,562,574)	(5,780,726)	(179,699,003)

Net loss per share — basic and diluted	$(0.28)	(0.22)	(14.19)

Shares used in calculation of per share data — basic and diluted	26,775,762	26,751,396	12,667,796

See accompanying notes to financial statements and accountants' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Three months ended August 31, 2006 and the cumulative period from June 19, 1985 (inception) through August 31, 2006

	Preferred stock		Common stock
	Number	Aggregate	Number	Aggregate
	of shares	amount	of shares	amount
Issuance of common stock on August 27, 1985	—	$—	3,500,000	$35,000
Issuance of Series A convertible preferred stock at $4.00 per share on August 27, 1985 (net of costs of issuance of $79,150)	—	—	—	—
Net loss	—	—	—	—

Balance at May 31, 1986	—	—	3,500,000	35,000
Net loss	—	—	—	—
Deferred compensation relating to grant of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1987	—	—	3,500,000	35,000
Issuance of Series B convertible preferred stock at $35.68 per share on August 14, 1987 (net of costs of issuance of $75,450)	—	—	—	—
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1988	—	—	3,500,000	35,000
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)	—	—	413,020	4,130
Conversion of Series A convertible preferred stock to common stock on June 7, 1988	—	—	1,250,000	12,500
Conversion of Series B convertible preferred stock to common stock on June 7, 1988	—	—	1,003,165	10,032
Exercise of stock options at $2.00 per share	—	—	47,115	471
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)	—	—	175,525	1,755
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)	—	—	87,760	878
Sale of options at $28.29 per share to purchase common stock at $.20 per share on March 30, 1989 (net of costs of issuance of $4,162)	—	—	—	—
Net loss	—	—	—	—
Deferred compensation relating to grant of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1989	—	—	6,476,585	64,766
Net loss	—	—	—	—
Deferred compensation relating to grant of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1990	—	—	6,476,585	64,766
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1991	—	—	6,476,585	64,766
Exercise of stock warrants at $5.60 per share	—	—	90,000	900
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1992	—	—	6,566,585	65,666
Exercise of stock warrants at $7.14 per share	—	—	15,000	150
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)	—	—	374,370	3,744
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1993	—	—	6,955,955	69,560
Net loss	—	—	—	—
Issuance of common stock at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)	—	—	2,500,000	25,000
Cancellation of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1994	—	—	9,455,955	94,560
Net loss	—	—	—	—
Issuance of common stock at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)	—	—	375,000	3,750
Exercise of stock options at $7.14 per share	—	—	10,000	100
Exercise of stock options at $2.00 per share	—	—	187,570	1,875
Cancellation of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1995	—	$—	10,028,525	$100,285
See accompanying notes to financial statements and accountants' review report.

					Deficit			Total
Series A convertible		Series B convertible			accumulated			share-
preferred stock		preferred stock		Additional	during the	Deferred		holders’
Number	Aggregate	Number	Aggregate	paid-in	development	compen-	Treasury	equity
of shares	amount	of shares	amount	capital	stage	sation	shares	(deficit)
—	$—	—	$—	$(28,000)	$—	$—	—	$7,000
250,000	250,000	—	—	670,850	—	—	—	920,850
—	—	—	—	—	(607,688)	—	—	(607,688)

250,000	250,000	—	—	642,850	(607,688)	—	—	320,162
—	—	—	—	—	(2,429,953)	—	—	(2,429,953)
—	—	—	—	2,340,000	—	(2,340,000)	—	—
—	—	—	—	—	—	720,000	—	720,000

250,000	250,000	—	—	2,982,850	(3,037,641)	(1,620,000)	—	(1,389,791)
—	—	200,633	200,633	6,882,502	—	—	—	7,083,135
—	—	—	—	—	(3,057,254)	—	—	(3,057,254)
—	—	—	—	—	—	566,136	—	566,136

250,000	250,000	200,633	200,633	9,865,352	(6,094,895)	(1,053,864)	—	3,202,226
—	—	—	—	9,749,870	—	—	—	9,754,000
(250,000)	(250,000)	—	—	237,500	—	—	—	—
—	—	(200,633)	(200,633)	190,601	—	—	—	—
—	—	—	—	93,759	—	—	—	94,230
—	—	—	—	4,976,855	—	—	—	4,978,610
—	—	—	—	2,488,356	—	—	—	2,489,234
—	—	—	—	7,443,118	—	—	—	7,443,118
—	—	—	—	—	(791,206)	—	—	(791,206)
—	—	—	—	683,040	—	(683,040)	—	—
—	—	—	—	—	—	800,729	—	800,729

—	—	—	—	35,728,451	(6,886,101)	(936,175)	—	27,970,941
—	—	—	—	—	(3,490,394)	—	—	(3,490,394)
—	—	—	—	699,163	—	(699,163)	—	—
—	—	—	—	—	—	546,278	—	546,278

—	—	—	—	36,427,614	(10,376,495)	(1,089,060)	—	25,026,825
—	—	—	—	—	(5,579,872)	—	—	(5,579,872)
—	—	—	—	—	—	435,296	—	435,296

—	—	—	—	36,427,614	(15,956,367)	(653,764)	—	19,882,249
—	—	—	—	503,100	—	—	—	504,000
—	—	—	—	—	(7,006,495)	—	—	(7,006,495)
—	—	—	—	—	—	254,025	—	254,025

—	—	—	—	36,930,714	(22,962,862)	(399,739)	—	13,633,779
—	—	—	—	106,890	—	—	—	107,040
—	—	—	—	5,663,710	—	—	—	5,667,454
—	—	—	—	—	(8,066,609)	—	—	(8,066,609)
—	—	—	—	—	—	254,025	—	254,025

—	—	—	—	42,701,314	(31,029,471)	(145,714)	—	11,595,689
—	—	—	—	—	(7,363,810)	—	—	(7,363,810)
—	—	—	—	14,163,851	—	—	—	14,188,851
—	—	—	—	(85,400)	—	85,400	—	—
—	—	—	—	—	—	267	—	267

—	—	—	—	56,779,765	(38,393,281)	(60,047)	—	18,420,997
—	—	—	—	—	(7,439,013)	—	—	(7,439,013)
—	—	—	—	2,261,250	—	—	—	2,265,000
—	—	—	—	71,300	—	—	—	71,400
—	—	—	—	373,264	—	—	—	375,139
—	—	—	—	(106,750)	—	106,750	—	—
—	—	—	—	—	—	(67,892)	—	(67,892)

—	$—	—	$—	$59,378,829	$(45,832,294)	$(21,189)	—	$13,625,631

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Three months ended August 31, 2006 and the cumulative period from June 19, 1985 (inception) through August 31, 2006

	Preferred stock		Common stock
	Number	Aggregate	Number	Aggregate
	of shares	amount	of shares	amount
Net loss	—	$—	—	$—
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)	—	—	2,925,000	29,250
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)	—	—	438,750	4,388
Exercise of stock options at $2.00 per share	—	—	182,380	1,824
Exercise of stock options at $6.38 per share	—	—	1,500	15
Exercise of stock options at $7.14 per share	—	—	10,000	100
Cancellation of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1996	—	—	13,586,155	135,862
Net loss	—	—	—	—
Exercise of stock options at $0.20 per share	—	—	263,285	2,633
Exercise of stock options at $2.00 per share	—	—	232,935	2,329
Exercise of stock options at $7.14 per share	—	—	10,000	100
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1997	—	—	14,092,375	140,924
Net loss	—	—	—	—
Exercise of stock options at $7.14 per share	—	—	5,000	50
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1998	—	—	14,097,375	140,974
Net loss	—	—	—	—
Non-cash compensation	—	—	—	—
Exercise of stock options at $7.14 per share	—	—	17,500	175
Exercise of stock warrants at $8.00 per share	—	—	125,000	1,250

Balance at May 31, 1999	—	—	14,239,875	142,399
Net loss	—	—	—	—
Non-cash compensation	—	—	—	—
Exercise of stock options at $13.38 per share	—	—	2,500	25

Balance at May 31, 2000	—	—	14,242,375	142,424
Net loss	—	—	—	—
Non-cash compensation	—	—	—	—
Exercise of stock options at $6.38 per share	—	—	6,000	60
Exercise of stock options at $10.81 per share	—	—	17,500	175

Balance at May 31, 2001	—	—	14,265,875	142,659
Net loss	—	—	—	—

Balance at May 31, 2002	—	—	14,265,875	142,659
Net loss	—	—	—	—

Balance at May 31, 2003	—	—	14,265,875	142,659
Issuance of common stock at $5.60 per share on July 28, 2003 (net of costs of issuance of $909,229)	—	—	1,892,857	18,928
Issuance of common stock to directors at $6.08 per share on October 30, 2003	—	—	12,335	123
Deferred compensation related to stock grants	—	—	25,500	255
Amortization of deferred compensation	—	—	—	—
Issuance of common stock at $5.80 per share on January 29, 2004 (net of costs of issuance of $1,126,104)	—	—	2,585,965	25,860
Issuance of common stock at $5.80 per share on February 18, 2004 (net of costs of issuance of $116,423)	—	—	237,008	2,370
Issuance of common stock at $5.80 per share on April 15, 2004 (net of costs of issuance of $192,242)	—	—	409,483	4,095
Issuance of common stock at $12.00 per share on May 18, 2004 (net of costs of issuance of $1,716,831.36)	—	—	1,954,416	19,544
Exercise of stock options at $6.38 per share	—	—	15,000	150
Net loss	—	—	—	—

Balance at May 31, 2004			21,398,439	213,984
Deferred compensation related to stock grants	—	—	5,500	55
Amortization of deferred compensation	—	—	—	—
Exercise of stock options between $5.08 and $14.17 per share	—	—	167,875	1,679
Cost of shares in treasury, 1,717 shares	—	—	—	—
Issuance of common stock to directors at $12.66 per share on September 21, 2004	—	—	5,925	59
Issuance of common stock at $15.00 per share on February 9, 2005 (net of costs of issuance of $4,995,689)	—	—	5,175,000	51,750
Net loss	—	—	—	—

Balance at May 31, 2005		$	26,752,739	$267,527
Amortization of deferred compensation	—	—	—	—
Exercise of stock options at $7.13 and $10.66 per share	—	—	2,875	29
Issuance of common stock to directors at $13.05 per share on September 29, 2005	—	—	5,750	57
Issuance of common stock to director at $13.21 per share on October 3, 2005	—	—	1,135	12
Issuance of common stock to director at $10.67 per share on February 24, 2006	—	—	1,406	14

					Deficit			Total
Series A convertible		Series B convertible			accumulated			share-
preferred stock		preferred stock		Additional	during the	Deferred		holders’
Number	Aggregate	Number	Aggregate	paid-in	development	compen-	Treasury	equity
of shares	amount	of shares	amount	capital	stage	sation	shares	(deficit)
—	$—	—	$—	$—	$(4,778,875)	$—	—	$(4,778,875)
—	—	—	—	48,324,374	—	—	—	48,353,624
—	—	—	—	7,360,187	—	—	—	7,364,575
—	—	—	—	362,937	—	—	—	364,761
—	—	—	—	9,555	—	—	—	9,570
—	—	—	—	71,300	—	—	—	71,400
—	—	—	—	(80,062)	—	80,062	—	—
—	—	—	—	—	—	(62,726)	—	(62,726)

—	—	—	—	115,427,120	(50,611,169)	(3,853)	—	64,947,960
—	—	—	—	—	(4,245,693)	—	—	(4,245,693)
—	—	—	—	50,025	—	—	—	52,658
—	—	—	—	463,540	—	—	—	465,869
—	—	—	—	71,300	—	—	—	71,400
—	—	—	—	—	—	2,569	—	2,569

—	—	—	—	116,011,985	(54,856,862)	(1,284)	—	61,294,763
—	—	—	—	—	(5,883,378)	—	—	(5,883,378)
—	—	—	—	35,650	—	—	—	35,700
—	—	—	—	—	—	1,284	—	1,284

—	—	—	—	116,047,635	(60,740,240)	—	—	55,448,369
—	—	—	—	—	(7,416,333)	—	—	(7,416,333)
—	—	—	—	14,354	—		—	14,354
—	—	—	—	124,775	—	—	—	124,950
—	—	—	—	998,750	—	—	—	1,000,000

—	—	—	—	117,185,514	(68,156,573)	—	—	49,171,340
—	—	—	—	—	(9,167,070)	—	—	(9,167,070)
—	—	—	—	57,112	—	—	—	57,112
—	—	—	—	33,425	—	—	—	33,450

—	—	—	—	117,276,051	(77,323,643)	—	—	40,094,832
—	—	—	—	—	(10,174,609)	—	—	(10,174,609)
—	—	—	—	—	—	—	—	—
—	—	—	—	38,220	—	—	—	38,280
—	—	—	—	189,000	—	—	—	189,175

—	—	—	—	117,503,271	(87,498,252)	—	—	30,147,678
—	—	—	—	—	(10,717,360)	—	—	(10,717,360)

—	—	—	—	117,503,271	(98,215,612)	—	—	19,430,318
—	—	—	—	—	(12,250,145)	—	—	(12,250,145)

—	—	—	—	117,503,271	(110,465,757)	—	—	7,180,173
—	—	—	—	9,671,843	—	—	—	9,690,771
—	—	—	—	74,877	—	—	—	75,000
—	—	—	—	190,995	—	(191,250)	—	—
—	—	—	—	—	—	35,630	—	35,630
—	—	—	—	13,846,633	—	—	—	13,872,493
—	—	—	—	1,255,853	—	—	—	1,258,223
—	—	—	—	2,178,664	—	—	—	2,182,759
—	—	—	—	21,716,616	—	—	—	21,736,160
—	—	—	—	95,550	—	—	—	95,700
—	—	—	—	—	(14,573,798)	—	—	(14,573,798)

—	—	—	—	166,534,302	(125,039,555)	(155,620)	—	41,553,111
—	—	—	—	71,055	—	(71,110)	—	—
—	—	—	—	—	—	122,121	—	122,121
—	—	—	—	1,739,585	—	—	—	1,741,264
—	—	—	—	—	—	—	(25,393)	(25,393)
—	—	—	—	74,941	—	—	—	75,000
—	—	—	—	72,577,561	—	—	—	72,629,311
—	—	—	—	—	(20,321,456)	—	—	(20,321,456)

—	$—	—	$—	$240,997,444	$(145,361,011)	$(104,609)	(25,393)	$95,773,958
—	—	—	—	—	—	95,550	—	95,550
—	—	—	—	29,295	—	—	—	29,324
—	—	—	—	74,943	—	—	—	75,000
—	—	—	—	14,988	—	—	—	15,000
—	—	—	—	14,986	—	—	—	15,000

Exercise of stock options at $10.66, $5.15 and $11.09 per share	—		—	8,000	80
Exercise of stock options at $10.66 and $7.13 per share	—		—	2,750	28
Exercise of stock options at $5.15 and $7.13 per share	—		—	3,000	30
Net loss	—		—	—	—

Balance at May 31, 2006		$		26,777,655	$267,777
Eliminate remaining deferred compensation (unaudited)	—		—	—	—
Exercise of stock options at $5.15 and $7.13 per share (unaudited)	—		—	2,750	28
Exercise of stock options at $7.13 per share (unaudited)				750	7
Share-based compensation (unaudited)
Net loss (unaudited)	—		—	—	—

Balance at August 31, 2006 (unaudited)	—		—	26,781,155	267,812

See accompanying notes to financial statements and accountants' review report.

—	—	—	—	65,075	—	—	—	65,155
—	—	—	—	26,640	—	—	—	26,668
—	—	—	—	16,905	—	—	—	16,935
—	—	—	—	—	(26,775,418)	—	—	(26,775,418)

—	$—	—	$—	$241,240,276	$(172,136,429)	$(9,059)	(25,393)	$69,337,172
—	—	—	—	(9,059)	—	9,059	—	—
—	—	—	—	17,105	—	—	—	17,133
				5,348				5,355
				595,230				595,230
—	—	—	—	—	(7,562,574)	—	—	(7,562,574)

—	—	—	—	241,848,900	(179,699,003)	0	(25,393)	62,392,316

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Cash Flows
Three months ended August 31, 2006 and August 31, 2005
and the cumulative period from June 19, 1985
(inception) through August 31, 2006

			Cumulative
			from
			June 19, 1985
	Three months ended August 31,		through
	2006	2005	August 31, 2006

	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(7,562,574)	(5,780,726)	(179,699,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Marketable security amortization	(420,609)	(484,070)	(2,718,812)
Depreciation and amortization	109,729	59,707	19,054,500
Stock based compensation	595,230	33,065	4,656,254
Loss on sale of equipment	—	—	66,359
Changes in assets and liabilities:
Prepaid expenses	46,305	112,609	(976,010)
Other assets	49,282	(3,272)	(1,840,569)
Accounts payable and accruals	(657,512)	(753,326)	3,824,292
Accrued expenses	(25,828)	(41,793)	108,178
Government grant liability	(251,730)	—	674,762
Accrued compensation and benefits	194,019	136,844	936,057
Other liabilities	(249,580)	8	—

Net cash used in operating activities	(8,173,268)	(6,720,954)	(155,913,992)

Cash flows from investing activities:
Purchase of property, plant, equipment, and capitalized engineering costs	(7,227,898)	(125,337)	(27,176,211)
Proceeds from sale of land and equipment	—	—	1,863,023
Proceeds from matured marketable securities	34,000,000	37,820,000	651,646,352
Proceeds from sale of marketable securities	—	—	7,141,656
Purchase of marketable securities	(23,677,908)	(20,826,828)	(679,852,515)

Net cash provided by (used in) investing activities	3,094,194	16,867,835	(46,377,695)

Cash flows from financing activities:
Proceeds from issuance of common stock	22,488	29,324	236,147,623
Payment of common stock issuance costs	—	—	(14,128,531)
Proceeds from issuance of preferred stock	—	—	6,644,953
Proceeds from sale of stock options to	—	—
purchase common shares	—	—	7,443,118
Proceeds from issuance of notes payable	—	—	1,500,000
Repayment of notes payable	—	—	(140,968)

Net cash provided by financing activities	22,488	29,324	237,466,195

Net increase (decrease) in cash	(5,056,586)	10,176,205	35,174,508

Cash at beginning of period	39,304,602	6,800,405	—
Restricted cash	251,730		(674,762)

Cash at end of period	$34,499,746	16,976,610	34,499,746

Supplemental Schedule of Noncash Financing Activities :
Exercise of stock option, 5,000 shares in exchange for 1,717 treasury shares.	$—	—	25,393
See accompanying notes to financial statements and accountants' review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Notes to Financial Statements
August 31, 2006
(unaudited)
(1) BASIS OF PRESENTATION
The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal years. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2006.
(2) USE OF ESTIMATES
Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
(3) COMPUTATION OF NET LOSS PER SHARE
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because we reported net losses for all periods presented, basic and diluted per share amounts are the same. As of August 31, 2006, we have 1,579,483 options and 212,392 warrants that were excluded from the net loss per share calculation because their inclusion would have been anti-dilutive.
(4) SHARE-BASED COMPENSATION
The Company’s Nonqualified Stock Option Plan for Outside Directors (the “Directors Plan”) lapsed on May 31, 2004. Following the termination of the plan, all options outstanding prior to plan termination may be exercised in accordance with their terms. As of August 31, 2006 options to purchase a total of 60,000 shares of the Company’s common stock at prices between $4.09 and $13.38 per share were outstanding under the Directors Plan. These options expire between 2008 and 2012, ten years after the date of grant.
With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the “1996 Option Plan”). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the quarters ended August 31, 2006 and 2005 the Company did not grant any options from this plan. As of August 31, 2006, options to purchase a total of 293,000 shares of the Company’s common stock at prices between $9.56 and $15.41 were outstanding under the 1996 Option Plan. These options expire between 2007 and 2008, ten years after the date of grant.
With an effective date of June 1, 1999, the Company established the Northfield Laboratories Inc. 1999 Stock Option Plan (the “1999 Option Plan”). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1999 Option Plan. During the quarters ended August 31, 2006 and August 31, 2005 the Company did not grant any options to purchase shares of common stock under this plan. As of August 31, 2006, options to purchase a total of 298,375 shares of the Company’s common stock at prices between $3.62 and $14.17 per share were outstanding under the 1999 Option Plan. These options expire in 2013, ten years after the date of grant.

With an effective date of January 1, 2003, the Company established the New Employee Stock Option Plan (the “New Employee Plan”). This plan provides for the granting of stock options to the Company’s new employees. Stock options to purchase a total of 350,000 shares are available under the New Employee Plan. During the quarter ended August 31, 2006 the Company granted 30,000 options to purchase shares of common stock at $9.65 and $10.87 under this plan. These 30,000 options to purchase shares of common stock expire in 2016, ten years after the date of grant. During the quarter ended August 31, 2005, the Company granted no options to purchase shares of common stock under this plan. As of August 31, 2006, options to purchase a total of 110,000 shares of the Company’s common stock at prices between $3.62 and $22.02 per share were outstanding under the New Employee Plan. These options expire between 2014 and 2016, ten years after the date of grant.
With an effective date of September 17, 2003, the Company established and shareholders approved the 2003 Equity Compensation Plan with 750,000 available share awards. This plan provides for the granting of stock, stock options and various other types of equity compensation to the Company’s employees, non-employee directors and consultants. On September 29, 2005, the number of available share awards was increased to 2,250,000 by shareholder approval. During the quarter ended August 31, 2006, the Company granted 35,000 options to purchase shares of common stock at prices between $10.94 and $11.59 under this plan. During the quarter ended August 31, 2005, the Company granted 31,000 options to purchase shares of common stock at a price of $11.92. At August 31, 2006, options to purchase a total of 1,035,500 shares of the Company’s common stock at prices between $5.94 and $18.55 were outstanding under the 2003 Equity Compensation Plan. These options expire between 2014 and 2016, ten years after the date of grant.
The service period for option grants is generally four years, with shares vesting at a rate of 25% each year.
Restricted stock awards are granted to key members of the Company’s management team. Restricted stock awards granted to employees, beginning with shares granted in 2003, vest 50% on their first anniversary and in their entirety on the second anniversary of the award. At August 31, 2006 and May 31, 2006 there were 2,750 shares of unvested restricted stock. All unvested restricted stock is scheduled to vest in the second quarter of fiscal 2007. No restricted shares were granted in the three months ended August 31, 2006 and no shares vested during the three months ended August 31, 2006. The fair value of restricted stock is measured based upon the market price of the underlying common stock at the date of grant. At August 31, 2006 the restricted stock had a fair value of $35,555 and a weighted average grant date fair value of $12.93 per share. At August 31, 2006 and August 31, 2005 the amount of related deferred compensation reflected in shareholders’ equity was $0 and $71,544 respectively. The amortization of deferred compensation for the quarters ended August 31, 2006 and August 31, 2005 was $8,962 and $33,065 respectively.
The Company issued shares from authorized but unissued common shares upon share option exercises and restricted stock grants.
Effective June 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires recognition of compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25 ”) and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the fair value of the Company’s common stock at the grant date over the amount the employee must pay for the stock.
The Company adopted SFAS 123R in the first quarter of fiscal 2007 using the modified prospective approach. Under this transition method, the measurement and amortization of costs for share-based payments granted prior to, but not vested as of June 1, 2006, is based on the same estimate of the grant-date fair value and the same amortization method that was previously used in the Company’s SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. Under the modified prospective method, contra-equity accounts related to unearned or deferred compensation for awards previously accounted for pursuant to APB 25 are eliminated against paid-in capital. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.
Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.
The Company does not recognize a tax benefit related to share based compensation due to the historical net operating losses and related valuation allowance.
The adoption of SFAS 123R resulted in the recognition of share-based compensation expense in the Statement of Operations for the three months ended August 31, 2006 of $586,268 or $.02 per share.
The following table shows the effect on net income for three months ended August 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Three months
Ended
August 31, 2005
Net loss as reported	$(5,780,726)
Add: Stock based compensation expense included in statements of operations	33,065

Deduct: Total stock based compensation expense determined under the fair value method for all awards	(469,812)

Pro forma net loss	$(6,217,473)

Basic and diluted earnings per share:
As reported	$(.22)
Pro forma	(.23)

As of August 31, 2006, there was approximately $6,134,615 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 1.96 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the three months ended August 31, 2006 and August 31, 2005.

	2006	2005

Expected volatility	73.22%	74.3%
Risk-free interest rate	5.0%	3.9%
Dividend yield	—	—
Expected lives	6.9 years	7.2 years

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with equivalent remaining term.
On June 30, 2006, the Company issued 5,000 options to purchase shares of common stock to one individual at a price of $9.65 per share. On July 6, 2006, the Company issued 33,000 options to purchase shares of common stock to 22 individuals at a price of $10.94 per share. On July 21, 2006, the Company issued 2,000 options to purchase shares of common stock to one individual at a price of $11.59 per share. On August 14, 2006, the Company issued 25,000 options to purchase shares of common stock to one individual at a price of $10.87 per share. The Company will expense this share-based compensation over the vesting period of the options, which is four years.

The per share weighted average grant-date fair value of options granted during the three months ended August 31, 2006 and August 31, 2005 was $7.88 and $8.62 per share respectively.
The following table summarizes the Company’s option activity during the three months ended August 31, 2006:

				Weighted Average
		Range of	Weighted	Remaining
		Exercise	Average	Contractual Terms	Aggregate Intrinsic
	Shares	Prices	Exercise Price	(years)	Value
Outstanding at May 31, 2006	1,746,375	$3.62 — $19.00	$11.11
Granted at fair value	65,000	$9.65 — $11.59	$10.83
Exercised	3,500	$5.15 — $ 7.13	$6.43
Expired	0
Cancelled	16,000	$5.15 — $15.15	$12.80

Outstanding at August 31, 2006	1,791,875	$3.62 — $19.00	$11.10	6.06	$2,797,666

Exercisable at August 31, 2006	533,500	$3.62 — $15.90	$11.24	6.06	$353,440
The aggregate intrinsic value in the table above is before taxes and based on a weighted average exercise price of $11.10 and $11.24, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2007 and 2006 was $6,370 and $10,058, respectively. The total fair value of options vested during the first quarter of fiscal 2007 and 2006 was $586,268 and $436,747, respectively.
(5) RECENTLY ISSUED ACCOUNTING STANDARD
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.
(6) RESTRICTED CASH
As of August 31, 2006, the Company had $674,762 in restricted cash from a government grant. The funds are being used in accordance with the terms of the grant and all funds are expected to be used during the current fiscal year. The Company recognizes the funds as expended as either a contra-expense or a reduction in the asset carrying value depending on the type of expenditure.
(7) MARKETABLE SECURITIES
The Company invests in high grade commercial paper. The Company has the intent and ability to hold these securities until maturity and all securities have a maturity of less than one year.
The fair market value of the Company’s marketable securities was $23,777,928 at August 31, 2006, which included gross unrealized holding losses of $389. The fair market value of the Company’s marketable securities was $33,677,649 at May 31, 2006, which included gross unrealized holding losses of $1,373. All of these marketable securities are scheduled to mature in less than one year.
(8) PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the term of the lease, generally five years.

On June 23, 2006, the Company purchased its previously leased manufacturing facility for $6,731,000. With the purchase, the lease for the facility has been canceled, the asset retirement obligation was terminated, and the lease deposit of $49,200 was refunded to the Company.
(9) LEGAL PROCEEDINGS
Between March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of the Company’s shareholders, against the Company and Dr. Steven A. Gould, the Company’s Chief Executive Officer, and Richard DeWoskin, the Company’s former Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and alleges, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase the Company’s common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on the Company or the clinical development or future commercialization of PolyHeme. The Company intends to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.
On March 13, 2006, the SEC notified the Company that it is conducting an informal inquiry, and requested that the Company voluntarily provide the Securities and Exchange Commission, or SEC, with certain categories of documents from 1998 to the present primarily relating to the Company’s public disclosures concerning the clinical development of PolyHeme. Since that time, the SEC has sent the Company additional requests for documents and information, and has modified its initial requests. The Company is cooperating with the SEC and has been providing the SEC with the requested documents and information on a rolling basis.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RECENT DEVELOPMENTS
On July 31, 2006 we announced the completion of patient enrollment in our pivotal Phase III trial in which our PolyHeme™ human red blood cell substitute product was used for the first time in the civilian, urban trauma settings to treat severely injured patients in hemorrhagic shock before they reach the hospital. Under our trial protocol, treatment with PolyHeme began at the scene of the injury or in the ambulance and continued during transport and the initial 12-hour post-injury period in the hospital. Since blood is not routinely carried in ambulances, the use of PolyHeme in this setting has the potential to improve patient survival and address a critical, unmet medical need.
We anticipate that we will require approximately three months from the date of the completion of patient enrollment to monitor and lock the database from our pivotal Phase III trial. After the trial database is locked, we expect to report top-line data from the trial during the fourth quarter of calendar year 2006. Our goal is to submit a Biologics License Application, or BLA, to Food and Drug Administration, or FDA, based on data from our current trial during the first half of calendar year 2007.
Since Northfield’s incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield’s inception through August 31, 2006, we have incurred operating losses totaling $179,699,000.
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
We urge you to review the “Risk Factors” section in our most recent Annual Report on Form 10-K filed with the SEC for a discussion of certain of these risks and uncertainties.
RESULTS OF OPERATIONS
We reported no revenues for either of the three month periods ended August 31, 2006 or 2005. From Northfield’s inception through August 31, 2006, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.
OPERATING EXPENSES
Operating expenses for our first fiscal quarter ended August 31, 2006 totaled $8,390,000, an increase of $1,907,000 from the $6,483,000 reported in the first quarter of fiscal 2006. Measured on a percentage basis, first quarter fiscal 2007 operating expenses exceeded first quarter fiscal 2006 expenses by 29.4%. As we completed enrollment in our pivotal Phase III trial during the current fiscal quarter, our focus has been redirected towards locking the trial database and preparing to report top-line results, preparation of a BLA to be submitted to FDA, and preparation of our manufacturing facility for FDA review. Significant increases in salaries and benefits expense were incurred as we have expanded our internal capabilities through increased headcount to 90 as of August 31, 2006 from 70 as of August 31, 2005. Also included in the current quarter operating expenses was an increase in professional fees and incurred expenses relating to our legal proceedings. See “Legal Proceedings” within Part II, item 1, included in this report. A further increase is related to share based compensation expense as we adopted SFAS 123R in the current fiscal quarter. See “Share Based Compensation” within the notes to our unaudited financial statements included in this report.

Research and development expenses during the first quarter of fiscal 2007 totaled $5,826,000, an increase of $732,000, or 14.4%, from the $5,094,000 reported in the first quarter of fiscal 2006. Included in the current quarter research and development expenses was an increase in salaries and benefits expense related to headcount increasing to 79 as of August 31, 2006 from 60 as of August 31, 2005. The increase in headcount is directly related to the expansion of our quality department and preparation required for the reporting of data from our trial to FDA, as well as our preparation for the FDA review of our manufacturing facility. Share-based compensation in the first quarter of fiscal 2007 contributed $213,000 to research and development expenses.
We anticipate a continued high level of research and development spending for the remainder of fiscal 2007. We completed the enrollment stage of our pivotal Phase III trial in the current fiscal quarter and began the significant task of data assembly for analysis and reporting to the FDA. Preparing the BLA for PolyHeme to be submitted to FDA will continue through fiscal 2007. At the same time, we will continue an extensive process of preparation for FDA’s review of our manufacturing facility. Northfield’s internal research and development personnel will be focused on these tasks and we expect to expand the use of external consultants to complete the tasks in a timely manner.
General and administrative expenses in the first quarter of fiscal 2007 totaled $2,564,000, which is an increase of $1,175,000, or 84.6%, from the $1,389,000 of general and administrative expenses reported in the first quarter of fiscal 2006. The increased expenses in the first quarter of fiscal 2007 compared to the first quarter of fiscal year 2006 were primarily due to increased professional service fees and expenses of $511,000 related to our ongoing legal proceedings. See “Legal Proceedings” within Part II, item 1, included in this report. Also included in the current fiscal quarter is an increase of $349,000 for share based compensation expense with the adoption of SFAS 123R in the first quarter of fiscal 2007.
We anticipate significant general and administrative expense increases for the remainder of fiscal 2007. Additional share based compensation expense, legal expenses as well as other professional service costs, such as market research and corporate communications, are expected.
INTEREST INCOME
Interest income for the three-month period ended August 31, 2006 totaled $827,000, an increase of $125,000 from the $702,000 in interest income reported in the three-month period ended August 31, 2005. The increase in our interest income is due to the availability of relatively higher short-term interest rates in the current quarter. We continue to invest our funds only in high grade, short-term instruments.
NET LOSS
Our net loss for the three-month period ended August 31, 2006 totaled $7,563,000, or $0.28 per share, compared to a net loss of $5,781,000, or $0.22 per share, for the three-month period ended August 31, 2005. In dollar terms, the loss increased by $1,782,000, or 30.8%, primarily as a result of the increased infrastructure to prepare for our BLA submission to FDA and the preparation required to prepare our manufacturing facility for review by FDA, legal expenses, and share based compensation expense as we adopted SFAS 123R in the first fiscal quarter of 2007.
LIQUIDITY AND CAPITAL RESOURCES
     From Northfield’s inception through August 31, 2006, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $183,090,000. For the first fiscal quarters ended August 31, 2006 and 2005, these cash expenditures totaled $15,401,000 and $6,846,000, respectively. The first fiscal quarter 2007 increase in cash utilization is due primarily to the Company’s purchase of its previously leased manufacturing facility for $6,731,000. Other contributing factors are our increased salaries and benefit expense related to our growing infrastructure, as well as, professional fees and expense related to our legal proceedings.
     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of August 31, 2006, we had cash and marketable securities totaling $58,277,000. As previously reported, we have been successful in securing a $1.4 million federal appropriation as part of the Defense Appropriation

Bill in 2005 and a $3.5 million federal appropriation as part of the Fiscal 2006 Defense Appropriation Bill. As of August 31, 2006, we have received $1,235,000 of these funds of which $674,762 are currently classified as restricted cash.
We are currently utilizing our cash resources at a rate of approximately $31 million per year. We expect, however, that the rate at which we utilize our cash resources will significantly increase over the next two years as we launch our planned commercial manufacturing facility construction project and further expand our business organization in support of product launch.
Based on our current estimates, we believe our existing capital resources will be sufficient to permit us to conduct our operations, including the launch of our planned manufacturing facility construction project and expansion of our manufacturing, sales, marketing and distribution capabilities, for approximately the next 12 to 15 months. Excluding the projected costs relating to our planned facility construction project and expansion activities, we believe our existing capital resources would be sufficient to permit us to conduct our operations, including the preparation and submission of a BLA to FDA, for approximately 21 to 27 months.
We have filed a shelf registration statement with the SEC that became effective September 13, 2006. We may in the future issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funds or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of additional government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital or enter into a collaborative arrangement with a strategic partner will depend primarily on the results of our clinical trial, as well as general conditions in the business and financial markets.
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
NET DEFERRED TAX ASSETS VALUATION
We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of August 31, 2006, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

CONTRACTUAL OBLIGATIONS
The following table reflects a summary of our contractual cash obligations as of August 31, 2006:

		LESS THAN
Contractual Obligations	TOTAL	ONE YEAR	1-3 YEARS
Lease Obligations (1)	$993,019	$355,129	$637,890
Other Obligations (2)	$1,230,000	$1,230,000	—

Total Contractual Cash Obligation	$2,223,019	$1,585,129	$637,890

(1)	The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 15, 2009 unamortized broker commissions of $17,470 would also be due.

(2)	Represents payments required to be made upon termination of employment agreements with two of our executive officers. The employment contracts renew automatically unless terminated. Figures shown represent compensation payable upon the termination of the employment agreements for reasons other than death, disability, cause or voluntary termination of employment by the executive officer other than for good reason. Additional payments may be required under the employment agreements in connection with a termination of employment of the executive officers following a change in control of Northfield.
RECENT ACCOUNTING PRONOUNCEMENT
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received on our cash and marketable securities of $58,277,000 at August 31, 2006 would decrease interest income by $582,770 on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES.
Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Vice President Finance have concluded that Northfield’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings.
Between March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of the Company’s shareholders, against the Company and Dr. Steven A. Gould, the Company’s Chief Executive Officer, and Richard DeWoskin, the Company’s former Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and alleges, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase the Company’s common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on the Company or the clinical development or future commercialization of PolyHeme. The Company intends to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.
On March 13, 2006, the SEC notified the Company that it is conducting an informal inquiry, and requested that the Company voluntarily provide the SEC with certain categories of documents from 1998 to the present primarily relating to the Company’s public disclosures concerning the clinical development of PolyHeme. Since that time, the SEC has sent the Company additional requests for documents and information, and has modified its initial requests. The Company is cooperating with the SEC and has been providing the SEC with the requested documents and information on a rolling basis.
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

Item 6.	Exhibits.

Exhibit 15	Letter regarding unaudited interim financial information

Exhibit 31.1	Certification of Steven A. Gould, M.D., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of John J. Hinds, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Steven A. Gould, M.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of John J. Hinds, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 10, 2006.

Signature	Title
/s/ Steven A. Gould, M.D. Steven A. Gould, M.D.	Chairman of the Board and Chief Executive Officer
/s/ John J. Hinds John J. Hinds	Vice President of Finance