Form 10-Q
period 2006-11-30
NORTHFIELD LABORATORIES INC /DE/
filed 2007-01-09
CIK 920947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act) Yes ☐ No ☑
     As of November 30, 2006, Registrant had 26,814,475 shares of common stock outstanding

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
We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of November 30, 2006, and the related statements of operations for the three-month periods ended November 30, 2006 and November 30, 2005, and the statements of operations and cash flows for the six-month periods ended November 30, 2006 and November 30, 2005 and for the period from June 19, 1985 (inception) through November 30, 2006. We have also reviewed the statements of shareholders’ equity (deficit) for the six-month period ended November 30, 2006 and for the period from June 19, 1985 (inception) through November 30, 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Northfield Laboratories Inc. as of May 31, 2006, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2006 (not presented herein); and in our report dated August 11, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2006 and in the accompanying statements of operations, cash flows and shareholders’ equity (deficit) for the period from June 19, 1985 (inception) through May 31, 2006 is fairly stated, in all material respects, in relation to the statements from which it has been derived.

(signed) KPMG LLP

Chicago, IL
January 9, 2007

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Balance Sheets
November 30, 2006 and May 31, 2006

	November 30,	May 31,
	2006	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$30,839,591	39,304,602
Restricted cash	227,458	926,492
Marketable securities	20,792,724	33,679,022
Prepaid expenses	782,334	813,104
Other assets	38,129	—

Total current assets	52,680,236	74,723,220

Property, plant, and equipment	21,562,127	15,654,049
Accumulated depreciation	(13,090,764)	(14,575,118)

Net property, plant, and equipment	8,471,363	1,078,931
Other assets	19,550	68,941

	$61,171,149	75,871,092

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$3,641,577	4,481,804
Accrued expenses	93,870	134,006
Accrued compensation and benefits	986,412	742,038
Government grant liability	227,458	926,492
Other	6,021	249,580

Total liabilities	4,955,338	6,533,920

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 60,000,000 shares; issued 26,816,192 at November 30, 2006 and 26,777,655 at May 31, 2006	268,162	267,777
Additional paid-in capital	243,275,100	241,240,276
Deficit accumulated during the development stage	(187,302,058)	(172,136,429)
Deferred compensation	—	(9,059)

	56,241,204	69,362,565

Less cost of common shares in treasury; 1,717 shares and 1,717 shares, respectively	(25,393)	(25,393)

Total shareholders’ equity	56,215,811	69,337,172

	$61,171,149	75,871,092

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statement of Operations
Three and six months ended November 30, 2006 and November 30, 2005 and for the cumulative period from June 19, 1985 (inception) through November 30, 2006

					Cumulative
					from
					June 19, 1985
	Three months ended November 30,		Six months ended November 30,		through
	2006	2005	2006	2005	November 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues — license income	$—	—	—	—	3,000,000

Costs and expenses:
Research and development	5,625,231	5,573,302	11,451,344	10,667,176	159,232,541
General and administrative	2,700,999	1,459,825	5,264,648	2,848,819	60,540,548

	8,326,230	7,033,127	16,715,992	13,515,995	219,773,089

Other income and expenses:
Interest income	723,175	764,016	1,550,363	1,466,158	29,629,186
Interest expense	—	—	—	—	83,234

	$723,175	764,016	1,550,363	1,466,158	29,545,952

Net loss before cumulative effect of change in accounting principle	(7,603,055)	(6,269,111)	(15,165,629)	(12,049,837)	(187,227,137)

Cumulative effect of change in accounting principle	—	—	—	—	74,921

Net loss	$(7,603,055)	(6,269,111)	(15,165,629)	(12,049,837)	(187,302,058)

Net loss per share — basic and diluted	$(0.28)	(0.23)	(0.57)	(0.45)	(16.60)

Shares used in calculation of per share data — basic and diluted	26,800,028	26,758,538	26,790,669	26,754,947	11,281,878

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Six months ended November 30, 2006 and the cumulative period from June 19, 1985 (inception) through November 30, 2006

										Deficit			Total
					Series A convertible		Series B convertible			accumulated			share-
	Preferred stock		Common stock		preferred stock		preferred stock		Additional	during the	Deferred		holders’
	Number	Aggregate	Number	Aggregate	Number	Aggregate	Number	Aggregate	paid-in	development	compen-	Treasury	equity
	of shares	amount	of shares	amount	of shares	amount	of shares	amount	capital	stage	sation	shares	(deficit)
Issuance of common stock on August 27, 1985	—	$—	3,500,000	$35,000	—	$—	—	$—	$(28,000)	$—	$—	—	$7,000
Issuance of Series A convertible preferred stock at $4.00 per share on August 27, 1985 (net of costs of issuance of $79,150)	—	—	—	—	250,000	250,000	—	—	670,850	—	—	—	920,850
Net loss	—	—	—	—	—	—	—	—	—	(607,688)	—	—	(607,688)

Balance at May 31, 1986	—	—	3,500,000	35,000	250,000	250,000	—	—	642,850	(607,688)	—	—	320,162
Net loss	—	—	—	—	—	—	—	—	—	(2,429,953)	—	—	(2,429,953)
Deferred compensation relating to grant of stock options	—	—	—	—	—	—	—	—	2,340,000	—	(2,340,000)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	720,000	—	720,000

Balance at May 31, 1987	—	—	3,500,000	35,000	250,000	250,000	—	—	2,982,850	(3,037,641)	(1,620,000)	—	(1,389,791)
Issuance of Series B convertible preferred stock at $35.68 per share on August 14, 1987 (net of costs of issuance of $75,450)	—	—	—	—	—	—	200,633	200,633	6,882,502	—	—	—	7,083,135
Net loss	—	—	—	—	—	—	—	—	—	(3,057,254)	—	—	(3,057,254)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	566,136	—	566,136

Balance at May 31, 1988	—	—	3,500,000	35,000	250,000	250,000	200,633	200,633	9,865,352	(6,094,895)	(1,053,864)	—	3,202,226
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)	—	—	413,020	4,130	—	—	—	—	9,749,870	—	—	—	9,754,000
Conversion of Series A convertible preferred stock to common stock on June 7, 1988	—	—	1,250,000	12,500	(250,000)	(250,000)	—	—	237,500	—	—	—	—
Conversion of Series B convertible preferred stock to common stock on June 7, 1988	—	—	1,003,165	10,032	—	—	(200,633)	(200,633)	190,601	—	—	—	—
Exercise of stock options at $2.00 per share	—	—	47,115	471	—	—	—	—	93,759	—	—	—	94,230
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)	—	—	175,525	1,755	—	—	—	—	4,976,855	—	—	—	4,978,610
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)	—	—	87,760	878	—	—	—	—	2,488,356	—	—	—	2,489,234
Sale of options at $28.29 per share to purchase common stock at $.20 per share on March 30, 1989 (net of costs of issuance of $4,162)	—	—	—	—	—	—	—	—	7,443,118	—	—	—	7,443,118
Net loss	—	—	—	—	—	—	—	—	—	(791,206)	—	—	(791,206)
Deferred compensation relating to grant of stock options	—	—	—	—	—	—	—	—	683,040	—	(683,040)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	800,729	—	800,729

Balance at May 31, 1989	—	—	6,476,585	64,766	—	—	—	—	35,728,451	(6,886,101)	(936,175)	—	27,970,941
Net loss	—	—	—	—	—	—	—	—	—	(3,490,394)	—	—	(3,490,394)
Deferred compensation relating to grant of stock options	—	—	—	—	—	—	—	—	699,163	—	(699,163)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	546,278	—	546,278

Balance at May 31, 1990	—	—	6,476,585	64,766	—	—	—	—	36,427,614	(10,376,495)	(1,089,060)	—	25,026,825
Net loss	—	—	—	—	—	—	—	—	—	(5,579,872)	—	—	(5,579,872)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	435,296	—	435,296

Balance at May 31, 1991	—	—	6,476,585	64,766	—	—	—	—	36,427,614	(15,956,367)	(653,764)	—	19,882,249
Exercise of stock warrants at $5.60 per share	—	—	90,000	900	—	—	—	—	503,100	—	—	—	504,000
Net loss	—	—	—	—	—	—	—	—	—	(7,006,495)	—	—	(7,006,495)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	254,025	—	254,025

Balance at May 31, 1992	—	—	6,566,585	65,666	—	—	—	—	36,930,714	(22,962,862)	(399,739)	—	13,633,779
Exercise of stock warrants at $7.14 per share	—	—	15,000	150	—	—	—	—	106,890	—	—	—	107,040
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)	—	—	374,370	3,744	—	—	—	—	5,663,710	—	—	—	5,667,454
Net loss	—	—	—	—	—	—	—	—	—	(8,066,609)	—	—	(8,066,609)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	254,025	—	254,025

Balance at May 31, 1993	—	—	6,955,955	69,560	—	—	—	—	42,701,314	(31,029,471)	(145,714)	—	11,595,689
Net loss	—	—	—	—	—	—	—	—	—	(7,363,810)	—	—	(7,363,810)
Issuance of common stock at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)	—	—	2,500,000	25,000	—	—	—	—	14,163,851	—	—	—	14,188,851
Cancellation of stock options	—	—	—	—	—	—	—	—	(85,400)	—	85,400	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	267	—	267

Balance at May 31, 1994	—	—	9,455,955	94,560	—	—	—	—	56,779,765	(38,393,281)	(60,047)	—	18,420,997
Net loss	—	—	—	—	—	—	—	—	—	(7,439,013)	—	—	(7,439,013)
Issuance of common stock at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)	—	—	375,000	3,750	—	—	—	—	2,261,250	—	—	—	2,265,000
Exercise of stock options at $7.14 per share	—	—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Exercise of stock options at $2.00 per share	—	—	187,570	1,875	—	—	—	—	373,264	—	—	—	375,139
Cancellation of stock options	—	—	—	—	—	—	—	—	(106,750)	—	106,750	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	(67,892)	—	(67,892)

Balance at May 31, 1995	—	$—	10,028,525	$100,285	—	$—	—	$—	$59,378,829	$(45,832,294)	$(21,189)	—	$13,625,631
See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Six months ended November 30, 2006 and the cumulative period from June 19, 1985 (inception) through November 30, 2006

										Deficit			Total
					Series A convertible		Series B convertible			accumulated			share-
	Preferred stock		Common stock		preferred stock		preferred stock		Additional	during the	Deferred		holders’
	Number	Aggregate	Number	Aggregate	Number	Aggregate	Number	Aggregate	paid-in	development	compen-	Treasury	equity
	of shares	amount	of shares	amount	of shares	amount	of shares	amount	capital	stage	sation	shares	(deficit)
Net loss	—	$—	—	$—	—	$—	—	$—	$—	$(4,778,875)	$—	—	$(4,778,875)
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)	—	—	2,925,000	29,250	—	—	—	—	48,324,374	—	—	—	48,353,624
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)		—	438,750	4,388	—	—	—	—	7,360,187	—	—	—	7,364,575
Exercise of stock options at $2.00 per share	—	—	182,380	1,824	—	—	—	—	362,937	—	—	—	364,761
Exercise of stock options at $6.38 per share	—	—	1,500	15	—	—	—	—	9,555	—	—	—	9,570
Exercise of stock options at $7.14 per share	—	—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Cancellation of stock options	—	—	—	—	—	—	—	—	(80,062)	—	80,062	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	(62,726)	—	(62,726)

Balance at May 31, 1996	—	—	13,586,155	135,862	—	—	—	—	115,427,120	(50,611,169)	(3,853)	—	64,947,960
Net loss	—	—	—	—	—	—	—	—	—	(4,245,693)	—	—	(4,245,693)
Exercise of stock options at $0.20 per share	—	—	263,285	2,633	—	—	—	—	50,025	—	—	—	52,658
Exercise of stock options at $2.00 per share	—	—	232,935	2,329	—	—	—	—	463,540	—	—	—	465,869
Exercise of stock options at $7.14 per share	—	—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	2,569	—	2,569

Balance at May 31, 1997	—	—	14,092,375	140,924	—	—	—	—	116,011,985	(54,856,862)	(1,284)	—	61,294,763
Net loss	—	—	—	—	—	—	—	—	—	(5,883,378)	—	—	(5,883,378)
Exercise of stock options at $7.14 per share	—	—	5,000	50	—	—	—	—	35,650	—	—	—	35,700
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	1,284	—	1,284

Balance at May 31, 1998	—	—	14,097,375	140,974	—	—	—	—	116,047,635	(60,740,240)	—	—	55,448,369
Net loss	—	—	—	—	—	—	—	—	—	(7,416,333)	—	—	(7,416,333)
Non-cash compensation	—	—	—	—	—	—	—	—	14,354	—		—	14,354
Exercise of stock options at $7.14 per share	—	—	17,500	175	—	—	—	—	124,775	—	—	—	124,950
Exercise of stock warrants at $8.00 per share	—	—	125,000	1,250	—	—	—	—	998,750	—	—	—	1,000,000

Balance at May 31, 1999	—	—	14,239,875	142,399	—	—	—	—	117,185,514	(68,156,573)	—	—	49,171,340
Net loss	—	—	—	—	—	—	—	—	—	(9,167,070)	—	—	(9,167,070)
Non-cash compensation	—	—	—	—	—	—	—	—	57,112	—	—	—	57,112
Exercise of stock options at $13.38 per share	—	—	2,500	25	—	—	—	—	33,425	—	—	—	33,450

Balance at May 31, 2000	—	—	14,242,375	142,424	—	—	—	—	117,276,051	(77,323,643)	—	—	40,094,832
Net loss	—	—	—	—	—	—	—	—	—	(10,174,609)	—	—	(10,174,609)
Non-cash compensation	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options at $6.38 per share	—	—	6,000	60	—	—	—	—	38,220	—	—	—	38,280
Exercise of stock options at $10.81 per share	—	—	17,500	175	—	—	—	—	189,000	—	—	—	189,175

Balance at May 31, 2001	—	—	14,265,875	142,659	—	—	—	—	117,503,271	(87,498,252)	—	—	30,147,678
Net loss	—	—	—	—	—	—	—	—	—	(10,717,360)	—	—	(10,717,360)

Balance at May 31, 2002	—	—	14,265,875	142,659	—	—	—	—	117,503,271	(98,215,612)	—	—	19,430,318
Net loss	—	—	—	—	—	—	—	—	—	(12,250,145)	—	—	(12,250,145)

Balance at May 31, 2003	—	—	14,265,875	142,659	—	—	—	—	117,503,271	(110,465,757)	—	—	7,180,173
Issuance of common stock at $5.60 per share on July 28, 2003 (net of costs of issuance of $909,229)	—	—	1,892,857	18,928	—	—	—	—	9,671,843	—	—	—	9,690,771
Issuance of common stock to directors at $6.08 per share on October 30, 2003	—	—	12,335	123	—	—	—	—	74,877	—	—	—	75,000
Deferred compensation related to stock grants	—	—	25,500	255	—	—	—	—	190,995	—	(191,250)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	35,630	—	35,630
Issuance of common stock at $5.80 per share on January 29, 2004 (net of costs of issuance of $1,126,104)		—	2,585,965	25,860	—	—	—	—	13,846,633	—	—	—	13,872,493
Issuance of common stock at $5.80 per share on February 18, 2004 (net of costs of issuance of $116,423)		—	237,008	2,370	—	—	—	—	1,255,853	—	—	—	1,258,223
Issuance of common stock at $5.80 per share on April 15, 2004 (net of costs of issuance of $192,242)	—	—	409,483	4,095	—	—	—	—	2,178,664	—	—	—	2,182,759
Issuance of common stock at $12.00 per share on May 18, 2004 (net of costs of issuance of $1,716,831.36)		—	1,954,416	19,544	—	—	—	—	21,716,616	—	—	—	21,736,160
Exercise of stock options at $6.38 per share	—	—	15,000	150	—	—	—	—	95,550	—	—	—	95,700
Net loss	—	—	—	—	—	—	—	—	—	(14,573,798)	—	—	(14,573,798)

Balance at May 31, 2004			21,398,439	213,984	—	—	—	—	166,534,302	(125,039,555)	(155,620)	—	41,553,111
Deferred compensation related to stock grants	—	—	5,500	55	—	—	—	—	71,055	—	(71,110)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	122,121	—	122,121
Exercise of stock options between $5.08 and $14.17 per share	—	—	167,875	1,679	—	—	—	—	1,739,585	—	—	—	1,741,264
Cost of shares in treasury, 1,717 shares	—	—	—	—	—	—	—	—	—	—	—	(25,393)	(25,393)
Issuance of common stock to directors at $12.66 per share on September 21, 2004	—	—	5,925	59	—	—	—	—	74,941	—	—	—	75,000
Issuance of common stock at $15.00 per share on February 9, 2005 (net of costs of issuance of $4,995,689)		—	5,175,000	51,750	—	—	—	—	72,577,561	—	—	—	72,629,311
Net loss	—	—	—	—	—	—	—	—	—	(20,321,456)	—	—	(20,321,456)

Balance at May 31, 2005			26,752,739	267,527	—	—	—	—	240,997,444	(145,361,011)	(104,609)	(25,393)	95,773,958
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	95,550	—	95,550
Exercise of stock options at $7.13 and $10.66 per share	—	—	2,875	29	—	—	—	—	29,295	—	—	—	29,324
Issuance of common stock to directors at $13.05 per share on September 29, 2005	—	—	5,750	57	—	—	—	—	74,943	—	—	—	75,000
Issuance of common stock to director at $13.21 per share on October 3, 2005	—	—	1,135	12	—	—	—	—	14,988	—	—	—	15,000
Issuance of common stock to director at $10.67 per share on February 24, 2006	—	—	1,406	14	—	—	—	—	14,986	—	—	—	15,000
Exercise of stock options at $10.66, $5.15 and $11.09 per share	—	—	8,000	80	—	—	—	—	65,075	—	—	—	65,155
Exercise of stock options at $10.66 and $7.13 per share	—	—	2,750	28	—	—	—	—	26,640	—	—	—	26,668
Exercise of stock options at $5.15 and $7.13 per share	—	—	3,000	30	—	—	—	—	16,905	—	—	—	16,935
Net loss	—	—	—	—	—	—	—	—	—	(26,775,418)	—	—	(26,775,418)

Balance at May 31, 2006			26,777,655	267,777	—	—	—	—	241,240,276	(172,136,429)	(9,059)	(25,393)	69,337,172
Eliminate remaining deferred compensation (unaudited)	—	—	—	—	—	—	—	—	—	—	9,059	—	9,059
Exercise of stock options at $5.15 and $7.13 per share (unaudited)	—	—	2,750	28	—	—	—	—	17,105	—	—	—	17,133
Exercise of stock options at $7.13 per share (unaudited)	—	—	750	7	—	—	—	—	5,348	—	—	—	5,355
Issuance of common stock to directors at $13.03 per share on September 20, 2006 (unaudited)	—	—	6,912	69	—	—	—	—	89,931	—	—	—	90,000
Exercise of stock options at $11.44 per share (unaudited)	—	—	10,000	100	—	—	—	—	114,300	—	—	—	114,400
Exercise of stock options at $5.15, $11.92 and $13.21 per share (unaudited)	—	—	3,125	31	—	—	—	—	24,646	—	—	—	24,677
Exercise of stock options at $5.08 and $6.08 per share (unaudited)	—	—	15,000	150	—	—	—	—	81,050	—	—	—	81,200
Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	1,702,444	—	—	—	1,702,444
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(15,165,629)			(15,165,629)

Balance at November 30, 2006 (unaudited)	—	$—	26,816,192	$268,162	—	$—	—	$—	$243,275,100	$(187,302,058)	$—	(25,393)	$56,215,811

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Cash Flows
Six months ended November 30, 2006 and November 30, 2005
and the cumulative period from June 19, 1985
(inception) through November 30, 2006

			Cumulative
			from
			June 19, 1985
	Six months ended November 30,		through
	2006	2005	November 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(15,165,629)	(12,049,837)	(187,302,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Marketable security amortization	(696,573)	(971,514)	(2,994,776)
Depreciation and amortization	245,815	123,043	19,190,586
Stock based compensation	1,801,503	155,768	5,862,527
Loss of sale of equipment	—	—	66,359
Changes in assets and liabilities:
Prepaid expenses	30,770	290,882	(991,545)
Other assets	11,262	34,588	(1,878,589)
Accounts payable	(840,227)	(899,519)	3,641,577
Accrued expenses	(40,136)	(3,164)	93,870
Government grant liability	(699,034)	—	227,458
Accrued compensation and benefits	244,374	557,936	986,412
Other liabilities	(243,559)	(14,806)	6,021

Net cash used in operating activities	(15,351,434)	(12,776,623)	(163,092,158)

Cash flows from investing activities:
Purchase of property, plant, equipment, and capitalized engineering costs	(7,638,247)	(235,644)	(27,586,560)
Proceeds from sale of land and equipment	—	—	1,863,023
Proceeds from matured marketable securities	58,000,000	99,170,000	675,646,352
Proceeds from sale of marketable securities	—	—	7,141,656
Purchase of marketable securities	(44,417,129)	(49,357,247)	(700,591,736)

Net cash provided by (used in) investing activities	5,944,624	49,577,109	(43,527,265)

Cash flows from financing activities:
Proceeds from issuance of common stock	242,765	29,324	236,367,900
Payment of common stock issuance costs	—	—	(14,128,531)
Proceeds from issuance of preferred stock	—	—	6,644,953
Proceeds from sale of stock options to purchase common shares	—	—	7,443,118
Proceeds from issuance of notes payable	—	—	1,500,000
Repayment of notes payable	—	—	(140,968)

Net cash provided by financing activities	242,765	29,324	237,686,472

Net increase (decrease) in cash	(9,164,045)	36,829,810	31,067,049

Cash at beginning of period	39,304,602	6,800,405	—
Restricted cash	699,034	—	(227,458)

Cash at end of period	$30,839,591	43,630,215	30,839,591

Supplemental Schedule of Noncash Financing Activities :
Exercise of stock option, 5,000 shares in exchange for 1,717 treasury shares	$—	—	25,393
See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Notes to Financial Statements

November 30, 2006
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
(3) COMPUTATION OF NET LOSS PER SHARE
          Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because we reported net losses for all periods presented, basic and diluted per share amounts are the same. As of November 30, 2006, we have 1,599,483 options and 212,392 warrants that were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.
(4) SHARE-BASED COMPENSATION
     The Company’s Nonqualified Stock Option Plan for Outside Directors (Directors Plan) lapsed on May 31, 2004. Following the termination of the plan, all options outstanding prior to plan termination may be exercised in accordance with their terms. As of November 30, 2006 options to purchase a total of 60,000 shares of the Company’s common stock at prices between $4.09 and $13.38 per share were outstanding under this plan. These options expire between 2008 and 2012, ten years after the date of grant.
     With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the 1996 Option Plan). Following the termination of the plan, all options outstanding prior to plan termination may be exercised in accordance with their terms. This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the quarters ended November 30, 2006 and 2005, the Company did not grant any options from this plan. As of November 30, 2006, options to purchase a total of 274,500 shares of the Company’s common stock at prices between $9.56 and $15.41 were outstanding under this plan. These options expire between 2007 and 2008, ten years after the date of grant.
     With an effective date of June 1, 1999, the Company established the Northfield Laboratories Inc. 1999 Stock Option Plan (the 1999 Option Plan). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1999 Option Plan. During the quarters ended November 30, 2006 and November 30, 2005, the Company did not grant any options from this plan to purchase shares of common stock. As of November 30, 2006, options to purchase a total of 286,375 shares of the Company’s common stock at prices between $3.62 and $14.17 per share were outstanding under this plan. These options expire in 2013, ten years after the date of grant.
     With an effective date of January 1, 2003, the Company established the New Employee Stock Option

Plan (the “New Employee Plan”). This plan provides for the granting of stock options to the Company’s new employees. Stock options to purchase a total of 350,000 shares are available under the New Employee Plan. During the quarter ended November 30, 2006, the Company granted no options to purchase shares of common stock under this plan. During the quarter ended November 30, 2005, the Company granted 5,000 options to purchase shares of common stock at a price of $12.70 per share. As of November 30, 2006, options to purchase a total of 105,000 shares of the Company’s common stock at prices between $3.62 and $18.55 per share were outstanding under this plan. These options expire between 2014 and 2016, ten years after the date of grant.
     With an effective date of September 17, 2003, the Company established and shareholders approved the 2003 Equity Compensation Plan with 750,000 available share awards. This plan provides for the granting of stock, stock options and various other types of equity compensation to the Company’s employees, non-employee directors and consultants. On September 29, 2005, the number of available share awards was increased to 2,250,000 by shareholder approval. During the quarter ended November 30, 2006, the Company granted 62,500 options to purchase shares of common stock at prices between $13.03 and $14.68. During the quarter ended November 30, 2005, the Company granted 145,000 options to purchase shares of common stock at prices between $12.70 and $13.22. At November 30, 2006, options to purchase a total of 1,086,000 shares of the Company’s common stock at prices between $5.94 and $18.55 were outstanding under this plan. These options expire between 2014 and 2016, ten years after the date of grant.
     The service period for option plans is generally four years, with shares vesting at a rate of 25% each year.
     Restricted stock awards are granted to key members of the Company’s management team. Restricted stock awards granted to employees, beginning with shares granted in 2003, vest 50% on their first anniversary and in their entirety on the second anniversary of the award. At November 30, 2006, there were no shares of unvested restricted stock. All restricted stock vested in the 2nd quarter of 2007. No restricted shares were granted in the six months ended November 30, 2006, and 2,750 shares vested during the six months ended November 30, 2006. We measure the fair value of restricted stock based upon the market price of the underlying common stock at the date of grant. At November 30, 2006 and November 30, 2005, the amount of related deferred compensation reflected in shareholders’ equity was $0 and $38,839, respectively. The amortization of deferred compensation for the three-month period ended November 30, 2006 and November 30, 2005 was $94 and $32,705, respectively. The amortization of deferred compensation for the six-month period ended November 30, 2006, and November 30, 2005, was $9,059 and $155,700, respectively.
     The Company issued shares from authorized but unissued common shares upon share option exercises and restricted stock grants.
     Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the fair value of the Company’s common stock at the grant date over the amount the employee must pay for the stock.
     We adopted SFAS 123R in the first quarter of fiscal 2007 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of June 1, 2006, is based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.

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
     The effect of adopting SFAS 123R and the impact of the expense on basic earnings per share for the three and six months ended November 30, 2006 was $.04 and $.06, respectively, and the related charge recognized in Statement of Operations in the three and six months ended November 30, 2006 was $1.1 million and $1.7 million, respectively.
     The following table shows the effect on net income for three and six months ended November 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

	Three months	Six months
	Ended	Ended
	November 30, 2005	November 30, 2005
Net loss as reported	(6,269,111)	$(12,049,837)
Add: Stock based compensation expense included in statements of operations	122,705	155,770

Deduct: Total stock based compensation expense determined under the fair value method for all awards	(1,144,955)	(1,642,070)

Pro forma net loss	$(7,291,361)	$(13,536,137)

Basic and diluted earnings per share:
As reported	(.23)	(.45)
Pro forma	(.27)	(.51)

     As of November 30, 2006, there was approximately $5,047,556 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 1.97 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the three and six months ended November 30, 2006 and November 30, 2005.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Fair value	$580,000	$1,144,955	$1,090,890	$1,642,070
Expected volatility	72.6%	73.5%	73.1%	71.6%
Risk-free interest rate	5.0%	4.2%	5.0%	4.2%
Dividend yield	—	—	—	—
Expected lives	6.7 years	7.0 years	6.8 years	7.2 years

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

     On June 30, 2006, the Company issued 5,000 options to purchase shares of common stock to one individual at a price of $9.65 per share. On July 6, 2006, the Company issued 33,000 options to purchase shares of common stock to 22 individuals at a price of $10.94 per share. On July 21, 2006, the Company issued 2,000 options to purchase share of common stock to one individual at a price of $11.59 per share. On August 14, 2006, the Company issued 25,000 options to purchase shares of common stock to one individual at a price of $10.87 per share. On September 20, 2006, the company issued 60,000 options to purchase shares of common stock to six individuals at a price of $13.03 per share. On October 11, 2006, the Company issued 2,500 options to one individual at a price of $14.68 per share. For all options other than the September 20, 2006 option grant, the Company will expense the share-based compensation over the vesting period of the options, which is four years. The options granted on September 20, 2006, vested immediately.
     The weighted average grant-date fair value of options granted during the six months ended November 30, 2006 and November 30, 2005 was $1,090,890 and $1,642,070, respectively. The weighted average grant date fair value of options granted during the three months ended November 30, 2006 and November 30, 2005 was $580,000 and $1,144,955, respectively.
     The following table summarizes the Company’s option activity during the six months ended November 30, 2006:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
		Range of	Exercise	Contractual	Intrinsic
	Shares	Exercise Prices	Price	Terms (years)	Value
Outstanding at May 31, 2006	1,747,375	$3.62 — $19.00	$11.11
Granted at Fair Value	65,000	$9.65 — $11.59	$10.83
Exercised	3,500	$5.15 — $ 7.13	$6.43
Expired	0
Cancelled	16,000	$5.15 — $15.15	$12.80

Outstanding at August 31, 2006	1,791,875	$3.62 — $19.00	$11.10	6.06	$2,797,666

Exercisable at August 31, 2006	533,500	$3.62 — $15.90	$11.24	6.06	$353,500

Granted at Fair Value	62,500	$13.03 — $14.68	$13.10
Exercised	28,125	$5.08 — $13.21	$7.83
Expired	5,000	$11.44	$11.44
Cancelled	9,375	$10.66 — $22.02	$17.07

Outstanding at November 30, 2006	1,811,875	$3.62 — $19.00	$11.18	6.23	$8,312,282

Exercisable at November 30, 2006	983,625	$3.62 — $15.90	$9.54	6.23	$5,663,189
     The aggregate intrinsic value in the table above is before taxes and based on a weighted average exercise price of $11.18 and $9.54, respectively. The total intrinsic value of options exercised during the three months ended November 30, 2006 and November 30, 2005 was $195,541 and $0, respectively. The total intrinsic value of options exercised during the six months ended November 30, 2006 and November 30, 2005 was $201,911 and $10,058, respectively. The total fair value of options vested during the three months ended November 30, 2006 and November 30, 2005 was $1,108,658 and $1,022,250, respectively. The total fair value of options vested during the six months ended November 30, 2006 and November 30, 2005 was $1,702,442 and $1,486,300, respectively.
(5) RECENTLY ISSUED ACCOUNTING STANDARD
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
     In November 2006, the U.S. Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not anticipate that the adoption of SAB 108 will have a material impact on its financial position and results of operations.
(6) RESTRICTED CASH
     As of November 30, 2006, the Company had $227,458 in restricted cash from a government grant. The funds are being used in accordance with the terms of the grant and all funds will be used during the current fiscal year. The Company accounts for the lapse in cash’s restriction when grant expenditures are incurred. The Company recognizes the funds as a contra-expense or a reduction in the asset carrying value based on the type of grant expenditure incurred.

(7) MARKETABLE SECURITIES
     The Company, at November 30, 2006, is invested in high grade commercial paper. The Company has the intent and ability to hold these securities until maturity and all securities have a maturity of less than one year.
     The fair market value of the Company’s marketable securities was $20,788,486 at November 30, 2006, which included gross unrealized holding losses of $4,238. The fair market value of the Company’s marketable securities was $33,677,649 at May 31, 2006, which included gross unrealized holding losses of $1,373. All of these marketable securities are scheduled to mature in less than one year.
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
(9) LEGAL PROCEEDINGS
     Between March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of the Company’s shareholders, against the Company and Dr. Steven A. Gould, the Company’s Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and added Richard DeWoskin, the Company’s former Chief Executive Officer, as a defendant. That complaint alleges, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase the Company’s common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). On November 20, 2006, Northfield, Dr. Steven A. Gould, and Richard DeWoskin filed motions to dismiss the complaint, and on December 22, 2006, the plaintiffs filed a response in opposition to those motions to dismiss. The briefing on the motions to dismiss continues. The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on the Company or the clinical development or future commercialization of PolyHeme. Given the early stage of these proceedings, no amounts have been accrued for the resolution of this matter. The Company intends to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.
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
     On March 17, 2006, the Company also received a letter from Senator Charles E. Grassley, Chairman of the Senate Committee on Finance, requesting that the Company provide certain categories of documents relating to the Phase III clinical trauma trial as well as documents relating to correspondence with FDA. Since that time, the Company has produced documents to the Committee, and the Committee has sought additional documents from the Company.

          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RECENT DEVELOPMENTS
     On December 19, 2006 we reported preliminary top-line data from our pivotal Phase III trauma trial assessing the efficacy and safety of PolyHeme. However, because of discrepancies in the initial data, the database will be unlocked and corrected by the Company’s Contract Research Organization, or CRO, prior to finalizing the statistical analyses.
     The study was conducted to seek an indication for the use of PolyHeme that addresses a critical unmet medical need. This was an active control dual superiority/non-inferiority trial, comparing the survival of PolyHeme patients to those who receive standard treatment, namely saltwater plus blood. The non-inferiority boundary was based on the potential to provide a benefit in situations where a transfusion of blood was indicated but not available.
     The primary efficacy endpoint of the study is a dual superiority and non-inferiority test of Day 30 mortality in the modified intent to treat, or MITT, population (those who were randomized and received some treatment). In order to achieve the superiority endpoint, the upper limit of the confidence interval, or CI, surrounding the observed difference in mortality between the treatment and control groups needed to be less than zero; for the non-inferiority endpoint, the upper limit of the CI needed to be 7% or less. Once again, the non-inferiority boundary is based on the potential to provide a benefit in situations where transfusion of blood is indicated but not available.
     The preliminary results indicate that in the MITT population the upper limit of the CI exceeded the 7% threshold by 0.3%. However, in the pre-specified per protocol, or PP, population (those who both received the correct treatment and did not otherwise violate the protocol), the upper limit of the CI was below the threshold, at 5.8%.
     The primary safety endpoints in the study were Day 1 mortality, Day 30 mortality, and durable serious adverse events (SAEs). Durable serious adverse events were pre-defined as SAEs occurring in any subject which results in a “permanently disabling” outcome. The statistical test for these endpoints is inferiority to control.
     With respect to Day 1 and Day 30 mortality in the MITT population, the preliminary analysis reveals there was no statistically significant difference between the treatment and control groups. There were 33 deaths (9.5%) in the PolyHeme group and 27 deaths (7.4%) in the control group on Day 1. The PP population was characterized by fewer deaths in the PolyHeme group (19 versus 21) and identical mortality rates (6.8%). There were two durable SAEs in each group.
     Once the preliminary study data have been verified and any discrepancies corrected, we will issue a press release describing the final study data. It is possible that the final results may differ from the preliminary results that we provided. In addition, we expect that additional safety data will be provided by our CRO with the final results. This information will also be announced through a press release.
     Based on the preliminary results, we will continue to move forward towards submission of a Biologics License Application, or BLA, to FDA. We will review the final data from our trial and submit those data to FDA once we receive the complete analysis.
     Since Northfield’s incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield’s inception through November 30, 2006, we have incurred operating losses totaling $187,302,000.

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
RESULTS OF OPERATIONS
          We reported no revenues for either of the three and six-month periods ended November 30, 2006 or 2005. From Northfield’s inception through November 30, 2006, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.
OPERATING EXPENSES
          Operating expenses for our second fiscal quarter ended November 30, 2006 totaled $8,326,000, an increase of $1,293,000 from the $7,033,000 reported in the second quarter of fiscal 2006. Measured on a percentage basis, second quarter fiscal 2007 operating expenses exceeded second quarter fiscal 2006 expenses by 18.4%. The increase is primarily driven by share based compensation expense as we adopted SFAS 123R in the current fiscal year. See “Share Based Compensation” within the notes to our unaudited financial statements included in this report. Also included in the current quarter operating expenses was an increase in professional fees and incurred expenses relating to our legal proceedings. See “Legal Proceedings” within Part II, Item 1, included in this report.
          Research and development expenses during the second quarter of fiscal 2007 totaled $5,625,000, and remained essentially level with the $5,573,000 reported in the second quarter of fiscal 2006. Included in the current quarter research and development expenses was an increase in salaries and benefits expense related to headcount increasing to 78 as of November 30, 2006 from 62 as of November 30, 2005. The increase in headcount is directly related to the reporting of data from our trial to FDA, as well as our preparation for FDA review of our planned manufacturing facility. This increase was offset by a decrease in spending for outside clinical expenses related to our Phase III trial as enrollment was completed in the first fiscal quarter of 2007.
          We anticipate a continued high level of research and development spending for the remainder of fiscal 2007. We reported preliminary top-line data of our pivotal Phase III trial in December 2006 and continue the significant task of data assembly, analysis and reporting to FDA. Preparing the Biologics License Application for PolyHeme will continue through fiscal 2007. At the same time, we will continue to prepare for FDA’s review of our planned manufacturing facility. We expect to expand the use of external resources to complete these tasks in a timely manner.
          General and administrative expenses in the second quarter of fiscal 2007 totaled $2,701,000, which is an increase of $1,241,000, or 85.0%, from the $1,460,000 of general and administrative expenses reported in the second quarter of fiscal 2006. The increased expenses in the second quarter of fiscal 2007 compared to the second quarter of fiscal year 2006 were primarily due to increased share based compensation expense with the adoption of SFAS 123R in the first quarter of fiscal 2007. Also included in the current fiscal quarter is an increase for professional service fees and expenses related to our ongoing legal proceedings.
          We anticipate significant general and administrative expense increases for the remainder of fiscal 2007. Additional share based compensation expense, legal expenses as well as other professional service costs, such as market research and corporate communications, are expected.
          For the six-month period ended November 30, 2006, operating expenses of $16,716,000 exceeded the operating expenses of $13,516,000 incurred in the six-month period ended November 30, 2005. The dollar increase was $3,200,000 and the percentage increase equaled 23.6%. The increases were primarily driven by shared based compensation and legal expenses. In addition, we experienced increases in salaries and benefits as we expanded our internal capabilities through increased headcount.
          Research and development expenses for the six-month period ended November 30, 2006 totaled $11,451,000, which represents a $784,000, or 7.3%, increase from the comparable expenses of $10,667,000 incurred in the six-month period ended November 30, 2005. The increased expenses this fiscal year are share based compensation and salaries and benefits.
          General and administrative expenses for the six-month period ended November 30, 2006 totaled $5,265,000, which is an increase of $2,776,000, or 97.4%, from the $2,849,000 of general and administrative expenses reported for the six-month period ended November 30, 2005. The increased expenses this fiscal year are share based compensation and professional fees related to legal expenses.
INTEREST INCOME
          Interest income for the three-month period ended November 30, 2006 totaled $723,000, a decrease of $41,000 from the $764,000 in interest income reported in the three-month period ended November 30, 2005. Although we had a significantly lower level of cash and marketable securities available to invest during the current fiscal quarter, higher short-term interest rates offset most of the negative impact.
          Interest income for the six-month period ended November 30, 2006 totaled $1,550,000, an increase of $84,000 from $1,466,000 in interest income reported in the six-month period ended November 30, 2005. The decrease in cash balances was more than offset by the increase in short-term interest rates. We continue to invest our funds only in high grade, short-term instruments.
NET LOSS
          Our net loss for the three-month period ended November 30, 2006 totaled $7,603,000, or $0.28 per share, compared to a net loss of $6,269,000, or $0.23 per share, for the three-month period ended November 30, 2005. In dollar terms, the loss increased by $1,334,000, or 21.2%, primarily as a result of share based compensation expense as we adopted SFAS 123R in the current fiscal year. Also included in the current fiscal quarter is an increase for professional service fees and expenses related to our ongoing legal proceedings.
          On a fiscal year to date basis, we reported a loss of $15,166,000, or $0.57 per share, compared to a prior year six-month loss of $12,050,000, or $0.45 per share. The increased net loss of $3,116,000, or 25.8%, was primarily the result of share based compensation, legal expenses and salaries and benefits expense.
LIQUIDITY AND CAPITAL RESOURCES
          From Northfield’s inception through November 30, 2006, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $190,679,000.

     For the six months ended November 30, 2006 and 2005, these cash expenditures totaled $22,990,000 and $13,012,000, respectively. The current fiscal year six-month increase in cash utilization is due primarily to the Company’s purchase of its previously leased manufacturing facility for $6,731,000. Other contributing factors are our increased salaries and benefit expense related to our expanded infrastructure, as well as professional fees and expense related to our legal proceedings.
     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of November 30, 2006, we had cash and marketable securities totaling $51,633,000. As previously reported, we have been successful in securing a $1.4 million federal appropriation as part of the Defense Appropriation Bill in 2005 and a $3.5 million federal appropriation as part of the Fiscal 2006 Defense Appropriation Bill. As of November 30, 2006, we have received $1,235,000 of these funds.
     We are currently utilizing our cash resources at a rate of approximately $28 million per year. Based on our current estimates, we believe our existing capital resources would be sufficient to permit us to conduct our operations, including the preparation and submission of a BLA to FDA, for approximately 21 to 24 months. As of the date of this report, a decision to launch our planned manufacturing facility construction project and expansion of our manufacturing, sales, marketing and distribution capabilities, has been deferred until we have final data from our pivotal Phase III trial and have submitted that data to FDA.
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
          Our capital requirements may vary materially from those now anticipated because of the timing of final results of our clinical testing of PolyHeme, the establishment of relationships with strategic partners, changes in the scale, timing or cost of our planned commercial manufacturing facility, competitive and technological advances, the FDA regulatory process, changes in our marketing and distribution strategy and other factors.
CRITICAL ACCOUNTING POLICIES
          The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We believe the following critical accounting policy reflects our more significant judgments and estimates used in the preparation of our financial statements.
NET DEFERRED TAX ASSETS VALUATION
          We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of November 30, 2006, we have recorded a 100% valuation allowance against our net deferred tax assets.

CONTRACTUAL OBLIGATIONS
The following table reflects a summary of our contractual cash obligations as of November 30, 2006:

		LESS THAN
Contractual Obligations	TOTAL	ONE YEAR	1-3 YEARS
Lease Obligations (1)	$905,152	$356,819	548,333
Other Obligations (2)	$1,230,000	$1,230,000	—

Total Contractual Cash Obligation	$2,135,152	$1,586,819	$548,333

(1)	The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 15, 2009, unamortized broker commissions of $17,470 would also be due.

(2)	Represents payments required to be made upon termination of employment agreements with two of our executive officers. The employment contracts renew automatically unless terminated. Figures shown represent compensation payable upon the termination of the employment agreements for reasons other than death, disability, cause or voluntary termination of employment by the executive officer other than for good reason. Additional payments may be required under the employment agreements in connection with a termination of employment of the executive officers following a change in control of Northfield.
RECENT ACCOUNTING PRONOUNCEMENTS
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
     In November 2006, the U.S. Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not anticipate that the adoption of SAB 108 will have a material impact on its financial position and results of operations.
          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received on our cash and marketable securities of $51,633,000 at November 30, 2006 would decrease interest income by $516,330 on an annual basis.
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
Part II
OTHER INFORMATION
Item 1. Legal Proceedings.
     Between March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of the Company’s shareholders, against the Company and Dr. Steven A. Gould, the Company’s Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and added Richard DeWoskin, the Company’s former Chief Executive Officer, as a defendant. That complaint alleges, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase the Company’s common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). On November 20, 2006, Northfield, Dr. Steven A. Gould, and Richard DeWoskin filed motions to dismiss the complaint, and on December 22, 2006, the plaintiffs filed a response in opposition to those motions to dismiss. The briefing on the motions to dismiss continues. The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on the Company or the clinical development or future commercialization of PolyHeme. Given the early stage of these proceedings, no amounts have been accrued for the resolution of this matter. The Company intends to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.
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
     On March 17, 2006, the Company also received a letter from Senator Charles E. Grassley, Chairman of the Senate Committee on Finance, requesting that the Company provide certain categories of documents relating to the Phase III clinical trauma trial as well as documents relating to correspondence with FDA. Since that time, the Company has produced documents to the Committee, and the Committee has sought additional documents from the Company.
Item 1A. Risk Factors.
     The following indicates changes to the risk factors previously disclosed in Northfield’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006:
We are required to receive FDA approval before we may sell PolyHeme commercially, data from our clinical trials to date may not be adequate to obtain FDA approval, and we may be required to conduct additional clinical trials in the future.
     On December 19, 2006, we reported preliminary top-line data from our pivotal Phase III trauma trial assessing the safety and efficacy of PolyHeme. The primary efficacy endpoint in the study is a dual superiority and non-inferiority test of Day 30 mortality in the modified intent to treat, or MITT, population. In order to achieve the superiority endpoint, the upper limit of the confidence interval, or CI, surrounding the observed difference in mortality between the treatment and control groups needed to be less than zero. For the noninferiority endpoint, the upper limit of the CI needed to be 7% or less. The noninferiority boundary is based on the potential to provide a benefit in situations where transfusion of blood is indicated but not available.
     The preliminary results we received from our Contract Research Organization indicated that in the primary MITT population (those who were randomized and received some treatment) the upper limit of the CI exceeded the 7% threshold by 0.3%. In the pre-specified per protocol population (those who both received the correct treatment and did not otherwise violate the protocol), the upper limit of the CI was below the threshold, at 5.8%.
     Because of discrepancies in the preliminary trial data we received, the database has been unlocked and will be corrected by the Company’s Contract Research Organization prior to finalizing the statistical analyses. Once the preliminary study data have been verified and any discrepancies corrected, we will issue a press release describing the final study data. It is possible that the final results may differ from the preliminary results announced by Northfield. In addition, we expect that additional safety data from our trial will be reported once it is provided to us by our Contract Research Organization.
     Based on our preliminary results, we will continue to move forward towards submission of a Biologics License Application, or BLA, to FDA. The preparation of a BLA is a complex and time-consuming process and there can be no assurance that we will be able to submit our BLA in a timely manner. If the completion of our BLA takes longer than expected, FDA approval for the commercial sale of PolyHeme may be substantially delayed.
     Once we submit our BLA, there can be no assurance that the submission will be accepted for filing or that FDA may not issue a refusal to file, or RTF, if it believes the filing is inadequate or incomplete. FDA previously issued an RTF to us in 2001 when we submitted a BLA based on data from our prior Phase II trauma trials. Northfield submitted an application for Fast Track for PolyHeme in August. Fast Track does not apply to a product alone, but to a combination of the product and a specific indication for use. Northfield’s pivotal Phase III trial is atypical in that it has dual primary endpoints of superiority and non-inferiority. The breadth of the label indication that Northfield intends to seek for PolyHeme will thus be dependent upon the outcome of the pivotal trial. Therefore, Northfield and FDA agreed that the decision would be deferred until the endpoint, which will be the basis of the Fast Track designation, has been determined. We also plan to seek priority review of our BLA filing. Even if FDA accepts our BLA filing, there can be no assurance that FDA will grant PolyHeme Fast Track designation or will grant the BLA priority review. There can also be no assurance that FDA will determine that the trial data included in our BLA are sufficient to demonstrate that PolyHeme is safe or that we have achieved the clinical endpoints for effectiveness that are part of the trial protocol for our pivotal Phase III trial. FDA may accordingly refuse to approve PolyHeme for commercial sale or may require us to conduct additional clinical trials of PolyHeme in order to obtain approval. Even if FDA approval for the commercial sale of PolyHeme is obtained, it may include significant limitations on the indicated uses for which PolyHeme may be marketed. FDA requires a separate approval for each proposed indication for the use of PolyHeme in the United States. If we want to expand PolyHeme’s indications, we will have to design additional clinical trials, submit the trial designs to FDA for review and complete those trials successfully.
     Our business, financial condition and results of operations are critically dependent on receiving FDA approval of PolyHeme. A significant delay in achieving or failure to achieve FDA approval for commercial sales of PolyHeme would have a material adverse effect on us and could result in the cessation of our business.

     Item 4. Submission of Matters to a Vote of Security Holders
          Our annual meeting of stockholders was held on September 20, 2006 for the purpose of electing directors and ratifying the appointment of KPMG LLP as our independent registered public accounting firm. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was not solicitation in opposition to management’s solicitation. Each of the nominees for director, as listed in the Company’s proxy statement, was elected with the number of votes set forth below.

Nominee	For	Withheld
Steven A. Gould, M.D.	23,994,437	1,029,596
John F. Bierbaum	24,756,760	267,273
Bruce S. Chelberg	23,543,084	1,480,949
Alan L. Heller	24,771,074	252,959
Paul M. Ness, M.D.	23,484,952	1,539,081
David A. Savner	24,714,607	309,426
Edward C. Wood, Jr.	24,756,986	258,047
The aforesaid nominees have been elected as Directors.
The results of other matters voted upon at the annual meeting are as follows:

Proposal	For	Against	Abstain
The proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for the Company to serve for the Company’s 2007 fiscal year was approved.	24,785,317	144,904	93,812

Item 6.	Exhibits.

Exhibit 15	Letter regarding unaudited interim financial information

Exhibit 31.1	Certification of Steven A. Gould, M.D., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of John J. Hinds, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Steven A. Gould, M.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of John J. Hinds, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 9, 2007.

Signature	Title
/s/ Steven A. Gould, M.D. Steven A. Gould, M.D.	Chairman of the Board and Chief Executive Officer
/s/ John J. Hinds John J. Hinds	Vice President of Finance