Form 10-Q
period 2007-02-28
NORTHFIELD LABORATORIES INC /DE/
filed 2007-04-09
CIK 920947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act) Yes ☐ No ☑
     As of February 28, 2007, Registrant had 26,914,824 shares of common stock outstanding

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
These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2006, and our Quarterly Report on Form 10-Q for our fiscal quarter ended November 30, 2006, each of which is filed with the Securities and Exchange Commission, and those matters discussed under “Legal Proceedings” in this Quarterly Report. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place undue weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.
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
We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of February 28, 2007, the related statements of operations for the three-month periods ended February 28, 2007 and February 28, 2006, and the statements of operations and cash flows for the nine-month periods ended February 28, 2007 and February 28, 2006 and for the period from June 19, 1985 (inception) through February 28, 2007. We have also reviewed the statements of shareholders’ equity (deficit) for the nine-month period ended February 28, 2007 and for the period from June 19, 1985 (inception) through February 28, 2007. These financial statements are the responsibility of the Company’s management.
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

(signed) KPMG LLP

Chicago, IL

April 9, 2007

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Balance Sheets
February 28, 2007 and May 31, 2006

	February 28,	May 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$26,116,066	39,304,602
Restricted cash	223,454	926,492
Marketable securities	20,779,220	33,679,022
Prepaid expenses	226,926	813,104

Total current assets	47,345,666	74,723,220
Property, plant, and equipment	21,682,216	15,654,049
Accumulated depreciation	(13,240,063)	(14,575,118)

Net property, plant, and equipment	8,442,153	1,078,931
Other assets	19,550	68,941

	$55,807,369	75,871,092

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$3,330,236	4,481,804
Accrued expenses	162,105	134,006
Accrued compensation and benefits	741,475	742,038
Government grant liability	223,454	926,492
Other	5,198	249,580

Total liabilities	4,462,468	6,533,920

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 60,000,000 shares; issued 26,916,541 at February 28, 2007 and 26,777,655 at May 31, 2006	269,165	267,777
Additional paid-in capital	244,514,954	241,240,276
Deficit accumulated during the development stage	(193,413,825)	(172,136,429)
Deferred compensation	—	(9,059)

	51,370,294	69,362,565
Less cost of common shares in treasury; 1,717 shares and 1,717 shares, respectively	(25,393)	(25,393)

Total shareholders’ equity	51,344,901	69,337,172

	$55,807,369	75,871,092

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Operations
Three and nine months ended February 28, 2007 and February 28, 2006 and for the period from June 19, 1985 (inception) through February 28, 2007

					Cumulative from June 19, 1985
	Three months ended February 28		Nine months ended February 28,		through
	2007	2006	2007	2006	February 28, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues — license income	$—	—	—	—	3,000,000
Costs and expenses:
Research and development	4,476,365	5,786,424	15,927,707	16,453,600	163,708,905
General and administrative	2,269,980	1,453,876	7,534,628	4,302,696	62,810,528

	6,746,345	7,240,300	23,462,335	20,756,296	226,519,433

Other income and expense:
Interest income	634,577	845,342	2,184,939	2,311,500	30,263,763
Interest expense	—	—	—	—	83,234

	$634,577	845,342	2,184,939	2,311,500	30,180,529

Net loss before cumulative effect of change in accounting principle	(6,111,768)	(6,394,958)	(21,277,396)	(18,444,796)	(193,338,904)

Cumulative effect of change in accounting principle	—	—	—	—	74,921

Net loss	$(6,111,768)	(6,394,958)	(21,277,396)	(18,444,796)	(193,413,825)

Net loss per share — basic and diluted	$(0.23)	(0.24)	(0.79)	(0.69)	(17.14)

Shares used in calculation of per share data — basic and diluted	26,911,357	26,769,380	26,877,075	26,764,146	11,281,878

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Nine months ended February 28, 2007 and the cumulative period from June 19, 1985 (inception) through February 28, 2007

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

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Nine months ended February 28, 2007 and the cumulative period from June 19, 1985 (inception) through February 28, 2007

										Deficit			Total
					Series A convertible		Series B convertible			accumulated			share-
	Preferred stock		Common stock		preferred stock		preferred stock		Additional	during the	Deferred		holders’
	Number	Aggregate	Number	Aggregate	Number	Aggregate	Number	Aggregate	paid-in	development	compen-	Treasury	equity
	of shares	amount	of shares	amount	of shares	amount	of shares	amount	capital	stage	sation	shares	(deficit)

Net loss	—	$—	—	$—	—	$—	—	$—	$—	$(4,778,875)	$—	—	$(4,778,875)
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)	—	—	2,925,000	29,250	—	—	—	—	48,324,374	—	—	—	48,353,624
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,23)	—	—	438,750	4,388	—	—	—	—	7,360,187	—	—	—	7,364,575
Exercise of stock options at $2.00 per share	—	—	182,380	1,824	—	—	—	—	362,937	—	—	—	364,761
Exercise of stock options at $6.38 per share	—	—	1,500	15	—	—	—	—	9,555	—	—	—	9,570
Exercise of stock options at $7.14 per share	—	—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Cancellation of stock options	—	—	—	—	—	—	—	—	(80,062)	—	80,062	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	(62,726)	—	(62,726)

Balance at May 31, 1996	—	—	13,586,155	135,862	—	—	—	—	115,427,120	(50,611,169)	(3,853)	—	64,947,960
Net loss	—	—	—	—	—	—	—	—	—	(4,245,693)	—	—	(4,245,693)
Exercise of stock options at $0.20 per share	—	—	263,285	2,633	—	—	—	—	50,025	—	—	—	52,658
Exercise of stock options at $2.00 per share	—	—	232,935	2,329	—	—	—	—	463,540	—	—	—	465,869
Exercise of stock options at $7.14 per share	—	—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	2,569	—	2,569

Balance at May 31, 1997	—	—	14,092,375	140,924	—	—	—	—	116,011,985	(54,856,862)	(1,284)	—	61,294,763
Net loss	—	—	—	—	—	—	—	—	—	(5,883,378)	—	—	(5,883,378)
Exercise of stock options at $7.14 per share	—	—	5,000	50	—	—	—	—	35,650	—	—	—	35,700
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	1,284	—	1,284

Balance at May 31, 1998	—	—	14,097,375	140,974	—	—	—	—	116,047,635	(60,740,240)	—	—	55,448,369
Net loss	—	—	—	—	—	—	—	—	—	(7,416,333)	—	—	(7,416,333)
Non-cash compensation		—	—	—	—	—	—	—	—	14,354	—	—	14,354
Exercise of stock options at $7.14 per share	—	—	17,500	175	—	—	—	—	124,775	—	—	—	124,950
Exercise of stock warrants at $8.00 per share	—	—	125,000	1,250	—	—	—	—	998,750	—	—	—	1,000,000

Balance at May 31, 1999	—	—	14,239,875	142,399	—	—	—	—	117,185,514	(68,156,573)	—	—	49,171,340
Net loss	—	—	—	—	—	—	—	—	—	(9,167,070)	—	—	(9,167,070)
Non-cash compensation	—	—	—	—	—	—	—	—	57,112	—	—	—	57,112
Exercise of stock options at $13.38 per share	—	—	2,500	25	—	—	—	—	33,425	—	—	—	33,450

Balance at May 31, 2000	—	—	14,242,375	142,424	—	—	—	—	117,276,051	(77,323,643)	—	—	40,094,832
Net loss	—	—	—	—	—	—	—	—	—	(10,174,609)	—	—	(10,174,609)
Non-cash compensation	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options at $6.38 per share	—	—	6,000	60	—	—	—	—	38,220	—	—	—	38,280
Exercise of stock options at $10.81 per share	—	—	17,500	175	—	—	—	—	189,000	—	—	—	189,175

Balance at May 31, 2001	—	—	14,265,875	142,659	—	—	—	—	117,503,271	(87,498,252)	—	—	30,147,678
Net loss	—	—	—	—	—	—	—	—	—	(10,717,360)	—	—	(10,717,360)

Balance at May 31, 2002	—	—	14,265,875	142,659	—	—	—	—	117,503,271	(98,215,612)	—	—	19,430,318
Net loss	—	—	—	—	—	—	—	—	—	(12,250,145)	—	—	(12,250,145)

Balance at May 31, 2003	—	—	14,265,875	142,659	—	—	—	—	117,503,271	(110,465,757)	—	—	7,180,173
Issuance of common stock at $5.60 per share on July 28, 2003 (net of costs of issuance of $909,229)	—	—	1,892,857	18,928	—	—	—	—	9,671,843	—	—	—	9,690,771
Issuance of common stock to directors at $6.08 per share on October 30, 2003	—	—	12,335	123	—	—	—	—	74,877	—	—	—	75,000
Deferred compensation related to stock grants	—	—	25,500	255	—	—	—	—	190,995	—	(191,250)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	35,630	—	35,630
Issuance of common stock at $5.80 per share on January 29, 2004 (net of costs of issuance of $1,126,104)	—	—	2,585,965	25,860	—	—	—	—	13,846,633	—	—	—	13,872,493
Issuance of common stock at $5.80 per share on February 18, 2004 (net of costs of issuance of $116,423)	—	—	237,008	2,370	—	—	—	—	1,255,853	—	—	—	1,258,223
Issuance of common stock at $5.80 per share on April 15, 2004 (net of costs of issuance of $192,242)	—	—	409,483	4,095	—	—	—	—	2,178,664	—	—	—	2,182,759
Issuance of common stock at $12.00 per share on May 18, 2004 (net of costs of issuance of $1,716,831.36)	—	—	1,954,416	19,544	—	—	—	—	21,716,616	—	—	—	21,736,160
Exercise of stock options at $6.38 per share	—	—	15,000	150	—	—	—	—	95,550	—	—	—	95,700
Net loss	—	—	—	—	—	—	—	—	—	(14,573,798)	—	—	(14,573,798)

Balance at May 31, 2004			21,398,439	213,984	—	—	—	—	166,534,302	(125,039,555)	(155,620)	—	41,553,111
Deferred compensation related to stock grants	—	—	5,500	55	—	—	—	—	71,055	—	(71,110)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	122,121	—	122,121
Exercise of stock options between $5.08 and $14.17 per share	—	—	167,875	1,679	—	—	—	—	1,739,585	—	—	—	1,741,264
Cost of shares in treasury, 1,717 shares	—	—	—	—	—	—	—	—	—	—	—	(25,393)	(25,393)
Issuance of common stock to directors at $12.66 per share on September 21, 2004	—	—	5,925	59	—	—	—	—	74,941	—	—	—	75,000
Issuance of common stock at $15.00 per share on February 9, 2005 (net of costs of issuance of $4,995,689)	—	—	5,175,000	51,750	—	—	—	—	72,577,561	—	—	—	72,629,311
Net loss	—	—	—	—	—	—	—	—	—	(20,321,456)	—	—	(20,321,456)

Balance at May 31, 2005			26,752,73	267,527	—	—	—	—	240,997,444	(145,361,011)	(104,609)	(25,393)	95,773,958
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	95,550	—	95,550
Exercise of stock options at $7.13 and $10.66 per share	—	—	2,875	29	—	—	—	—	29,295	—	—	—	29,324
Issuance of common stock to directors at $13.05 per share on September 29, 2005	—	—	5,750	57	—	—	—	—	74,943	—	—	—	75,000
Issuance of common stock to director at $13.21 per share on October 3, 2005	—	—	1,135	12	—	—	—	—	14,988	—	—	—	15,000
Issuance of common stock to director at $10.67 per share on February 24, 2006	—	—	1,406	14	—	—	—	—	14,986	—	—	—	15,000
Exercise of stock options at $10.66, $5.15 and $11.09 per share	—	—	8,000	80	—	—	—	—	65,075	—	—	—	65,155
Exercise of stock options at $10.66 and $7.13 per share	—	—	2,750	28	—	—	—	—	26,640	—	—	—	26,668
Exercise of stock options at $5.15 and $7.13 per share	—	—	3,000	30	—	—	—	—	16,905	—	—	—	16,935
Net loss	—	—	—	—	—	—	—	—	—	(26,775,418)	—	—	(26,775,418)

Balance at May 31, 2006			26,777,655	267,777	—	—	—	—	241,240,276	(172,136,429)	(9,059)	(25,393)	69,337,172
Eliminate remaining deferred compensation (unaudited)	—	—	—	—	—	—	—	—	(9,059)	—	9,059	—	—
Exercise of stock options at $5.15 and $7.13 per share (unaudited)	—	—	2,750	28	—	—	—	—	17,105	—	—	—	17,133
Exercise of stock options at $7.13 per share (unaudited)	—	—	750	7	—	—	—	—	5,348	—	—	—	5,355
Issuance of common stock to directors at $13.03 per share on September 20, 2006 (unaudited)	—	—	6,912	69	—	—	—	—	89,931	—	—	—	90,000
Exercise of stock options at $11.44 per share (unaudited)	—	—	10,000	100	—	—	—	—	114,300	—	—	—	114,400
Exercise of stock options at $5.15, $11.92 and $13.21 per share (unaudited)	—	—	3,125	31	—	—	—	—	24,646	—	—	—	24,677
Exercise of stock options at $5.08 and $6.08 per share (unaudited)	—	—	15,000	150	—	—	—	—	81,050	—	—	—	81,200
Exercise of stock options at $5.15 per share (unaudited)	—	—	3,000	30	—	—	—	—	15,421	—	—	—	15,451
Exercise of stock options at $11.92 per share (unaudited)	—	—	375	4	—	—	—	—	4,467	—	—	—	4,471
Exercise of warrants at $6.88 per share (unaudited)	—	—	96,974	969	—	—	—	—	666,212	—	—	—	667,181
Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	2,265,257	—	—	—	2,265,257
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(21,277,396)	—	—	(21,277,396)

Balance at February 28, 2007 (unaudited)	—	$—	26,916,541	$269,165	—	$—	—	$—	$244,514,954	$(193,413,825)	$—	(25,393)	$51,344,901

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Cash Flows
Nine months ended February 28, 2007 and February 28, 2006
and the cumulative period from June 19, 1985
(inception) through February 28, 2007

			Cumulative
			from
			June 19, 1985
	Nine months ended February 28,		through
	2007	2006	February 28, 2007
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(21,277,396)	(18,444,796)	(193,413,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Marketable security amortization	(941,208)	(1,301,084)	(3,239,411)
Depreciation and amortization	378,491	204,220	19,323,262
Stock based compensation	2,355,257	191,588	6,416,281
Loss of sale of equipment	—	—	66,359
Changes in assets and liabilities:
Restricted cash	703,038	—	(223,454)
Prepaid expenses	586,178	545,654	(436,137)
Other current assets	—	139,808	—
Other assets	49,391	328	(1,840,460)
Accounts payable	(1,151,568)	(128,953)	3,330,236
Accrued expenses	28,099	(30,120)	162,105
Government grant liability	(703,038)	—	223,454
Accrued compensation and benefits	(563)	80,161	741,475
Other liabilities	(244,382)	(12,342)	5,198

Net cash used in operating activities	(20,217,701)	(18,755,536)	(168,884,917)

Cash flows from investing activities:
Purchase of property, plant, equipment, and capitalized engineering costs	(7,741,713)	(484,575)	(27,690,026)
Proceeds from sale of land and equipment	—	—	1,863,023
Proceeds from matured marketable securities	75,000,000	146,794,000	692,646,352
Proceeds from sale of marketable securities	—	—	7,141,656
Purchase of marketable securities	(61,158,990)	(84,972,708)	(717,333,597)

Net cash provided by (used in) investing activities	6,099,297	61,336,717	(43,372,592)

Cash flows from financing activities:
Proceeds from issuance of common stock	929,868	121,147	237,055,003
Payment of common stock issuance costs	—	—	(14,128,531)
Proceeds from issuance of preferred stock	—	—	6,644,953
Proceeds from sale of stock options to purchase common shares	—	—	7,443,118
Proceeds from issuance of notes payable	—	—	1,500,000
Repayment of notes payable	—	—	(140,968)

Net cash provided by financing activities	929,868	121,147	238,373,575

Net increase (decrease) in cash	(13,188,536)	42,702,328	26,116,066

Cash at beginning of period	39,304,602	6,800,405	—

Cash at end of period	$26,116,066	49,502,733	26,116,066

Supplemental Schedule of Noncash Financing Activities:
Exercise of stock option, 5,000 shares in exchange for 1,717 treasury shares.	$—	—	25,393
See accompanying notes to financial statements and accountants’ review report.

Northfield Laboratories Inc.
(a company in the development stage)
Notes to the Financial Statements
February 28, 2007
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
(2) RECLASSIFICATIONS
     Certain amounts included in the previous quarter and year-end financial statements have been reclassified to conform to the nine months ended February 28, 2007 financial statement presentation.
(3) USE OF ESTIMATES
     Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
(4) COMPUTATION OF NET LOSS PER SHARE
     Basic earnings per share is based on the weighted average number of shares outstanding and exclude the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and include the dilutive effect of unexercised common stock equivalents. Because we reported net losses for all periods presented, basic and diluted per share amounts are the same. As of February 28, 2007, we had 1,566,957 options and 115,418 warrants that were excluded from the net loss per share calculation because their inclusion would have been anti-dilutive.
(5) SHARE-BASED COMPENSATION
     Our Nonqualified Stock Option Plan for Outside Directors (the “Directors Plan”) lapsed on May 31, 2004. Following the termination of the plan, all options outstanding prior to plan termination may be exercised in accordance with their terms. As of February 28, 2007, options to purchase a total of 60,000 shares of our common stock at prices between $4.09 and $13.38 per share were outstanding. These options expire between 2008 and 2012, ten years after the date of grant.
     With an effective date of October 1, 1996, we established the Northfield Laboratories Inc. 1996 Stock Option Plan (the “1996 Option Plan”). This plan provides for the granting of stock options to our directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the quarters ended February 28, 2007 and 2006, we did not grant any options from this plan. As of February 28, 2007, options to purchase a total of 164,500 shares of our common stock at prices between $9.56 and $15.41 were outstanding. These options expire between 2007 and 2008, ten years after the date of grant.
     With an effective date of June 1, 1999, we established the Northfield Laboratories Inc. 1999 Stock Option Plan (the “1999 Option Plan”). This plan provides for the granting of stock options to our directors, officers, key employees, and consultants. Stock options to purchase a total of

500,000 shares of common stock are available under the 1999 Option Plan. During the quarters ended February 28, 2007 and February 28, 2006, we did not grant any options to purchase shares of common stock. As of February 28, 2007, options to purchase a total of 283,375 shares of our common stock at prices between $3.62 and $14.17 per share were outstanding. These options expire in 2013, ten years after the date of grant.
     With an effective date of January 1, 2003, we established the New Employee Stock Option Plan (the “New Employee Plan”). This plan provides for the granting of stock options to our new employees. Stock options to purchase a total of 350,000 shares are available under the New Employee Plan. During the quarter ended February 28, 2007, we granted no options to purchase shares of common stock under this plan. During the quarter ended February 28, 2006, we granted 5,000 options to purchase shares of common stock at a price of $13.42 per share. As of February 28, 2007, options to purchase a total of 105,000 shares of our common stock at prices between $3.62 and $18.55 per share were outstanding. These options expire between 2014 and 2016, ten years after the date of grant.
     With an effective date of September 17, 2003, we established and stockholders approved the 2003 Equity Compensation Plan with 750,000 available share awards. This plan provides for the granting of stock, stock options and various other types of equity compensation to our employees, non-employee directors and consultants. On September 29, 2005, the number of available share awards was increased to 2,250,000 by stockholder approval. During the quarter ended February 28, 2007, we did not grant any options to purchase shares of common stock. During the quarter ended February 28, 2006, we granted 235,000 options to purchase shares of common stock at prices between $10.67 and $12.76. At February 28, 2007, options to purchase a total of 1,069,500 shares of our common stock at prices between $5.94 and $18.55 were outstanding. These options expire between 2014 and 2016, ten years after the date of grant.
     The service period for option plans is generally four years, with shares vesting at a rate of 25% each year.
     Restricted stock awards are granted to key members of our management team. Restricted stock awards granted to employees, beginning with shares granted in 2003, vest 50% on their first anniversary and in their entirety on the second anniversary of the award. At February 28, 2007, there were no shares of unvested restricted stock. All restricted stock vested in the second quarter of 2007. No restricted shares were granted in the nine months ended February 28, 2007 and 2,750 shares vested during the nine months ended February 28, 2007. We measure the fair value of restricted stock based upon the market price of the underlying common stock at the date of grant. At February 28, 2007 and February 28, 2006, the amount of related deferred compensation reflected in shareholders’ equity was $0 and $18,021, respectively. The amortization of deferred compensation for the three months ended February 28, 2007 and February 28, 2006 was $94 and $20,818, respectively. The amortization of deferred compensation for the nine months ended February 28, 2007 and February 28, 2006 was $9,059 and $86,588, respectively.
     We issue shares from authorized but un-issued common shares upon share option exercises and restricted stock grants.
     Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the fair value of our common stock at the grant date over the amount the employee must pay for the stock.

     We adopted SFAS 123R in the first quarter of fiscal 2007 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of June 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.
     Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.
     We do not recognize a tax benefit related to share based compensation due to the historical net operating loss and related valuation allowance.
     The effect of adopting SFAS 123R and the impact of the expense on basic earnings per share for the three and nine months ended February 28, 2007 was $.02 and $.08, respectively. The charge associated with share-based compensation expense recognized in the Statements of Operations in the three and nine months ended February 28, 2007 was $553,756 and $2,256,000.
     The following table shows the effect on net loss for three and nine months ended February 28, 2006 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148“Accounting for Stock-Based Compensation — Transition and Disclosure”.

	Three months	Nine months
	Ended	Ended
	February 28, 2006	February 28, 2006

Net loss as reported	$(6,394,958)	$(18,444,796)
Add: Stock based compensation expense included in statements of operations	35,818	191,588
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(604,259)	(2,304,112)

Pro forma net loss	$(6,963,399)	$(20,557,320)

Basic and diluted earnings per share:
As reported	(.24)	(.69)
Pro forma	(.26)	(.77)

     As of February 28, 2007, there was approximately $4,381,304 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 1.98 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the three and nine months ended February 28, 2007 and February 28, 2006.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

Fair Value	—	2,143,309	1,090,890	3,802,905
Expected volatility	73.1%	71.5%	73.1%	71.5%
Risk-free interest rate	5.0%	4.4%	5.0%	4.4%
Dividend yield	—	—	—	—
Expected lives	6.8 years	7.0 years	6.8 years	7.0 years

     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with equivalent remaining term.
     On June 30, 2006, we issued 5,000 options to purchase shares of common stock to one individual at a price of $9.65 per share. On July 6, 2006, we issued 33,000 options to purchase shares of common stock to 22 individuals at a price of $10.94 per share. On July 21, 2006, we issued 2,000 options to purchase shares of common stock to one individual at a price of $11.59 per share. On August 14, 2006, we issued 25,000 options to purchase shares of common stock to one individual at a price of $10.87 per share. On September 20, 2006, we issued 60,000 options to purchase shares of common stock to six individuals at a price of $13.03 per share. On October 11, 2006, we issued 2,500 options to one individual at a price of $14.68 per share. For all options other than the September 20, 2006 option grant, we will expense the share-based compensation over the vesting period of the options, which is four years. The options granted on September 20, 2006, vested immediately.
     The weighted average grant-date fair value of options granted during the nine months ended February 28, 2007 and February 28, 2006 was $1,090,890 and $3,802,905, respectively. The weighted average grant date fair value of options granted during the three months ended February 28, 2007 and February 28, 2006 was $0 and $2,143,309, respectively.
     The following table summarizes our stock option activity during the nine months ended February 28, 2007:

				Weighted
				Average
			Weighted	Remaining	Aggregate
		Range of	Average	Contractual	Intrinsic
	Shares	Exercise Prices	Exercise Price	Terms (years)	Value

Outstanding at May 31, 2006	1,747,375	$3.62 - $19.00	$11.11
Granted at Fair Value	65,000	$9.65 - $11.59	$10.83
Exercised	3,500	$5.15 - $7.13	$6.43
Expired	0
Cancelled	16,000	$5.15 -- $15.15	$12.80

Outstanding at August 31, 2006	1,791,875	$3.62 -- $19.00	$11.10	6.06	2,797,666

Exercisable at August 31, 2006	533,500	$3.62 -- $15.90	$11.24	6.06	353,500

Granted at Fair Value	62,500	$13.03 - $14.68	$13.10
Exercised	28,125	$5.08 - $13.21	$7.83
Expired	5,000	$11.44	$11.44
Cancelled	9,375	$10.66 -- $22.02	$17.07
Outstanding at November 30, 2006	1,811,875	$3.62 -- $19.00	$11.18	6.23	$8,312,282

Exercisable at November 30, 2006	983,625	$3.62 -- $15.90	$9.54	6.23	$5,663,189
Granted at Fair Value	0	—	—
Exercised	3,375	$5.15 - $11.92	$5.90
Expired	95,000	$10.81	$10.81
Cancelled	31,125	$11.92 - $13.05	$12.86
Outstanding at February 28, 2007	1,682,375	$3.62 -- $18.55	$11.08	6.62	$29,700

Exercisable at February 28, 2007	1,116,500	$3.62 -- $18.55	$10.27	6.62	$29,700

The aggregate intrinsic value in the table above is before taxes and based on a weighted average exercise price of $11.08 for options outstanding at February 28, 2007 and $10.27 for options exercisable at February 28, 2007. The total intrinsic value of options exercised during the three months ended February 28, 2007 and February 28, 2006 was $33,476 and $56,320, respectively. The total intrinsic value of options exercised during the nine months ended February 28, 2007 and February 28, 2006 was $240,254 and $66,433, respectively. The total fair value of options vested during the three months ended February 28, 2007 and February 28, 2006 was $553,756 and $568,441, respectively. The total fair value of options vested during the nine months ended February 28, 2007 and February 28, 2006 was $2,256,198 and $2,112,524, respectively.
(6) RECENTLY ISSUED ACCOUNTING STANDARD
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.
     In November 2006, the U.S. Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements in current year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our financial position and results of operations.
(7) RESTRICTED CASH
     As of February 28, 2007, we had $223,454 in restricted cash from a government grant. The funds are being used in accordance with the terms of the grant and all funds will be used during the current fiscal year. We account for the lapse in cash’s restriction when grant expenditures are incurred. We recognize the funds as a contra-expense or a reduction in the asset carrying value based on the type of grant expenditure incurred.
(8) MARKETABLE SECURITIES
     At February 28, 2007, our funds are invested in high grade commercial paper. We have the intent and ability to hold these securities until maturity and all securities have a maturity of less than one year.
     The fair market value of our marketable securities was $20,776,156 at February 28, 2007, which included gross unrealized holding losses of $3,064. The fair market value of our marketable securities was $33,677,649 at May 31, 2006, which included gross unrealized holding losses of $1,373. All of these marketable securities are scheduled to mature in less than one year.

(9) PROPERTY, PLANT & EQUIPMENT
     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the term of the lease, generally five years.
     On June 23, 2006, we purchased our previously leased manufacturing facility for $6,731,000. With the purchase, the lease for the facility has been canceled, the asset retirement obligation was terminated, and the lease deposit of $49,200 was refunded to us.
(10) LEGAL PROCEEDINGS
     Between March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of our stockholders, against Northfield and Dr. Steven A. Gould, our Chief Executive Officer, and Richard DeWoskin, our former Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and alleges, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about Northfield’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase shares of our common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on Northfield or the clinical development or future commercialization of PolyHeme. We intend to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.
     On March 13, 2006, the SEC notified us that it is conducting an informal inquiry, and requested that we voluntarily provide the SEC with certain categories of documents from 1998 to the present primarily relating to our public disclosures concerning the clinical development of PolyHeme. Since that time, the SEC has sent us additional requests for documents and information, and has modified its initial requests. We are cooperating with the SEC and have been providing the SEC with the requested documents and information on a rolling basis.
     On March 17, 2006, we also received a letter from Senator Charles E. Grassley, then Chairman of the Senate Finance Committee, requesting that we provide certain categories of documents relating to the Phase III clinical trauma trial as well as documents relating to correspondence with FDA. Subsequently, we produced documents to the Committee, and the Committee requested additional documents which were also provided.
     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RECENT DEVELOPMENTS
     On December 19, 2006 we reported preliminary top-line data in our pivotal Phase III trauma trial assessing the efficacy and safety of PolyHeme. However, because of discrepancies that were identified in the dates of death for two patients, the data collected is being re-verified and the database is being unlocked and corrected prior to finalizing the statistical analyses.
     The study was conducted to seek an indication for the use of PolyHeme that addresses a critical unmet medical need — when red blood cell transfusion is indicated but blood is not immediately available. This was an active control dual superiority/non-inferiority trial comparing the survival of trauma patients receiving PolyHeme, starting at the scene of injury and continuing for up to 6 units or 12 hours before receiving blood, to the survival of patients who received standard treatment that did include early blood transfusion upon arrival at the hospital.

     The primary efficacy endpoint was Day 30 mortality. Before the trial began, an agreement with FDA was reached regarding the acceptable statistical boundary or margin for non-inferiority. The term “non-inferior”, meaning not different or not worse than, is a relative term that represents the predefined statistical margin for the comparison of mortality between the PolyHeme and control groups. In our study, that margin for Day 30 mortality for PolyHeme patients was selected based on historical data and the trial setting, and was set at up to 7% more than those patients with early access to blood. The actual observed mortality difference of the PolyHeme group relative to the control group had to be considerably less than 7% worse, as did occur in the trial.
     The primary analysis group in the trial includes 712 patients who were randomized and received some treatment, including those with major protocol violations. Preliminary results from the uncorrected study data for this group show that for the non-inferiority endpoint, the 7% margin was exceeded by 0.3% There were 586 patients randomized and treated in full compliance with the protocol. In these patients the outcome was well below the 7% margin, at 5.8%.
     As previously announced, the discrepancies in the pivotal Phase III trauma trial database are being thoroughly reviewed and audited from both an internal and external perspective. The internal audit, conducted by our contract research organization, is essentially completed. The external audit, conducted by third party consultants, is nearing completion.
     When the study data has been verified and any discrepancies resolved and corrected in the database, the database will be re-locked and a reanalysis of the data base will be performed. We expect to finish the external audit of the data base, submit a report to FDA and inform shareholders during April, 2007.
     Since Northfield’s incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield’s inception through February 28, 2007, we have incurred operating losses totaling $193,414,000.
     We will be required to prepare and submit a Biological License Application, or BLA, to FDA and obtain regulatory approval from FDA before PolyHeme can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties. We therefore cannot at this time reasonably estimate the timing of any future revenues from the commercial sale of our product candidate, PolyHeme. The costs incurred by Northfield to date and during each period presented below in connection with our development of PolyHeme are described in the Statements of Operations in our financial statements.
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
RESULTS OF OPERATIONS
     We reported no revenues for either of the three and nine-month periods ended February 28, 2007 or 2006. From Northfield’s inception through February 28, 2007, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.
OPERATING EXPENSES
     Operating expenses for our third fiscal quarter ended February 28, 2007 totaled $6,746,000, a decrease of $494,000 from the $7,240,000 reported in the third quarter of fiscal 2006. Measured on a percentage basis, third quarter fiscal 2007 operating expenses were less than third quarter fiscal 2006 expenses by 6.8%. The decrease is primarily driven by a decrease in spending for site related clinical expenses related to our Phase III trial of PolyHeme as it was completed in the first fiscal quarter of 2007. This decrease was somewhat offset by an increase in professional fees relating to our legal proceedings and an increase in share-based compensation expense as we adopted SFAS 123R in the current fiscal year. See “Share-Based Compensation” within the notes to our unaudited financial statements included in this report. See “Legal Proceedings” within Part II, Item 1, included in this report.
     Research and development expenses during the third quarter of fiscal 2007 totaled $4,476,000, a decrease from the $5,786,000 reported in the third quarter of fiscal 2006. This decrease is due to a decrease in spending for site related clinical expenses related to our Phase III trial as it was completed in the first fiscal quarter of 2007. The decrease was partially offset by an increase in salaries and benefits brought on by an increase in headcount to 81 as of February 28, 2007 from 62 as of February 28, 2006. This is directly related to the preparation required for the reporting of data from our trial to FDA, as well as our preparation for FDA review of our manufacturing facility.
     We anticipate a continued high level of research and development spending for the remainder of fiscal 2007. We reported preliminary top-line data of our pivotal Phase III trial in the current fiscal quarter and continue the significant task of data verification, assembly, analysis and report preparation for FDA. Preparing the Biologics License Application, or BLA, for PolyHeme to be submitted to FDA will continue through fiscal 2007. At the same time, we will continue an extensive process of preparation for FDA’s review of our manufacturing facility. Northfield’s internal research and development resources will be focused on these tasks and we expect to expand the use of external resources to complete the tasks in a timely manner.
     General and administrative expenses in the third quarter of fiscal 2007 totaled $2,270,000, which is an increase of $816,000, or 56.1%, from the $1,454,000 of general and administrative expenses reported in the third quarter of fiscal 2006. The increased expenses in the third quarter of fiscal 2007 compared to the third quarter of fiscal year 2006 were due to increased professional service fees related to our ongoing legal proceedings and share-based compensation expense with the adoption of SFAS 123R in the first quarter of fiscal 2007. We anticipate significant general and administrative expense increases for the remainder of fiscal 2007. Legal expenses, additional share-based compensation expense, as well as other professional service costs, such as market research and corporate communications, are expected.
     For the nine-month period ended February 28, 2007, operating expenses of $23,462,000 exceeded the operating expenses of $20,756,000 incurred in the nine-month period ended February 28, 2006. The dollar increase was $2,706,000 and the percentage increase equaled 13.0%. The increases were primarily driven by legal expenses and share-based compensation. In addition, we experienced increases in salaries and benefits as we expanded our internal capabilities through increased headcount.
     Research and development expenses for the nine-month period ended February 28, 2007 totaled $15,928,000, which represents a $526,000, or 3.2%, decrease from the comparable expenses incurred in the nine-month period ended February 28, 2006. This decrease is due to reduced spending for site related clinical expenses related to our Phase III trial as it was completed in the first fiscal quarter of 2007. The decrease was partially offset by increased expenses during the first nine months of the fiscal year in share- based compensation and salaries and benefits.
     General and administrative expenses for the nine-month period ended February 28, 2007 totaled $7,535,000, which is an increase of $3,232,000, or 75.1%, from the $4,303,000 of general and administrative expenses reported for the nine-month period ended February 28, 2006. The increased expenses for the first nine months of the fiscal year compared to the first nine months of the fiscal year 2006 were primarily the result of increased professional service fees related to our ongoing legal proceedings and share-based compensation expense with the adoption of SFAS 123R in the first quarter of fiscal 2007.

INTEREST INCOME
     Interest income for the three-month period ended February 28, 2007 totaled $635,000, a decrease of $210,000 from the $845,000 in interest income reported in the three-month period ended February 28, 2006. Although we had a significantly lower level of cash and marketable securities available to invest during the current fiscal quarter, the increase in short-term interest rates by 50-60 basis points offset some of the negative impact.
     Interest income for the nine-month period ended February 28, 2007 totaled $2,185,000, a decrease of $127,000 from the $2,312,000 in interest income reported in the nine-month period ended February 28, 2006. Significantly lower levels of cash and marketable securities available to invest during the current fiscal period caused the decrease although higher short-term interest rates offset some of the negative impact. We continue to invest our funds only in high grade, short-term instruments.
NET LOSS
     Our net loss for the three-month period ended February 28, 2007 totaled $6,112,000, or $0.23 per share, compared to a net loss of $6,395,000, or $0.24 per share, for the three-month period ended February 28, 2006. In dollar terms, the loss decreased by $283,000, or 4.4%, primarily as a result of a decrease in spending for site related clinical expenses related to our Phase III trial as it was completed in the first fiscal quarter of 2007. This decrease was offset by an increase in professional services related to our ongoing legal proceedings. Also included in the current fiscal quarter was share-based compensation expense as we adopted SFAS 123R in the current fiscal year and reduced interest income.
     On a fiscal year to date basis, we reported a loss of $21,277,000, or $0.79 per share, compared to a prior year nine-month loss of $18,445,000, or $0.69 per share. The increased net loss of $2,832,000, or 15.4%, was primarily the result of legal expenses, share-based compensation, and salaries and benefits expense. These expenses were offset somewhat by a decrease in spending for outside clinical expenses related to our Phase III trial.
LIQUIDITY AND CAPITAL RESOURCES
     From Northfield’s inception through February 28, 2007, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $196,575,000. For the nine months ended February 28, 2007 and 2006, these cash expenditures totaled $27,959,000 and $19,240,000, respectively. The current fiscal year nine-month increase in cash utilization is due primarily to our purchase of our previously leased manufacturing facility for $6,731,000. Other contributing factors are our increased salaries and benefit expense related to our increased infrastructure, as well as professional fees and expenses related to our ongoing legal proceedings.
     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of February 28, 2007, we had cash, restricted cash and marketable securities totaling $47,119,000. As previously reported, we have been successful in securing a $1.4 million federal appropriation as part of the Defense Appropriation Bill in 2005 and a $3.5 million federal appropriation as part of the Fiscal 2006 Defense Appropriation Bill. As of February 28, 2007, we have received $1,235,000 of these funds.
     We are currently utilizing our cash resources at a rate of approximately $25 million per year. The rate at which we utilize our cash resources will significantly increase over the next two years should we launch our planned commercial manufacturing facility construction project and further expand our business organization in support of product launch. Additional costs will also be incurred during 2007 in preparing a BLA for PolyHeme to be filed with FDA.
     Based on our current estimates, we believe our existing capital resources would be sufficient to permit us to conduct our operations, including the preparation and submission of a BLA to FDA, for approximately 18 to 21 months. As of the date of this report, a decision to launch our planned manufacturing facility construction project and expansion of our manufacturing, sales, marketing and distribution capabilities has been deferred until we have final data from our pivotal Phase III trial and have submitted that data to FDA.
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
NET DEFERRED TAX ASSETS VALUATION
     We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of February 28, 2007, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

CONTRACTUAL OBLIGATIONS
The following table reflects a summary of our contractual cash obligations as of February 28, 2007:

		LESS THAN
Contractual Obligations	TOTAL	ONE YEAR	1-3 YEARS

Lease Obligations (1)	$817,004	$358,509	458,495
Other Obligations (2)	$1,230,000	$1,230,000	—

Total Contractual Cash Obligation	$2,047,004	$1,588,509	$458,495

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
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.
     In November 2006, the U.S. Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the effect that the adoption of SAB 108 will have on its financial position and results of operations.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received on our cash and marketable securities of $46,895,000 at February 28, 2007 would decrease interest income by $469,000 on an annual basis.
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
Part II
OTHER INFORMATION
Item 1. Legal Proceedings.
     Between March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of our stockholders, against Northfield and Dr. Steven A. Gould, our Chief Executive Officer, and Richard DeWoskin, our former Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and alleges, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about Northfield’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase shares of our common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on Northfield or the clinical development or future commercialization of PolyHeme. We intend to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.
     On March 13, 2006, the SEC notified us that it is conducting an informal inquiry, and requested that we voluntarily provide the SEC with certain categories of documents from 1998 to the present primarily relating to our public disclosures concerning the clinical development of PolyHeme. Since that time, the SEC has sent us additional requests for documents and information, and has modified its initial requests. We are cooperating with the SEC and have been providing the SEC with the requested documents and information on a rolling basis.

     On March 17, 2006, we also received a letter from Senator Charles E. Grassley, then Chairman of the Senate Finance Committee, requesting that we provide certain categories of documents relating to our Phase III clinical trauma trial as well as documents relating to correspondence with FDA. Subsequently, we produced documents to the Committee, and the Committee requested additional documents which were also provided.

Item 6. Exhibits.

Exhibit 15	Letter regarding unaudited interim financial information

Exhibit 31.1	Certification of Steven A. Gould, M.D., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Donna O’Neill-Mulvihill, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Steven A. Gould, M.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Donna O’Neill-Mulvihill, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 9, 2007.

Signature	Title

/s/ Steven A. Gould, M.D. Steven A. Gould, M.D.	Chairman of the Board and Chief Executive Officer
/s/ Donna O’Neill-Mulvihill Donna O’Neill-Mulvihill	Vice President of Finance