Form 10-K
period 2007-05-31
NORTHFIELD LABORATORIES INC /DE/
filed 2007-08-14
CIK 920947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION
REPORTS PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24050
NORTHFIELD LABORATORIES INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	36-3378733
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1560 Sherman Avenue, Suite 1000, Evanston, Illinois	60201-4800
(Address of Principal Executive Offices)	(Zip Code)

(847) 864-3500
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

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

Large Accelerated Filer ☐          Accelerated Filer ☒          Non-Accelerated Filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of their Securities Exchange Act of 1934). ☐ Yes ☒ No

As of November 30, 2006, 26,814,475 shares of the Registrant’s common stock, par value $.01 per share, were outstanding. On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant’s common stock on November 30, 2006) held by non-affiliates of the Registrant was $412,674,770 (26,814,475 shares at $15.39 per share).

As of July 31, 2007, there were 26,916,541 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting are incorporated by reference into Part III of this Form 10-K. The Registrant maintains an Internet website at www.northfieldlabs.com. None of the information contained on this website is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission.

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

Northfield Laboratories Inc. is a leader in developing a hemoglobin-based oxygen-carrying red blood cell substitute for the treatment of urgent, large volume blood loss in trauma and resultant surgical settings. The initial indication we are seeking for our product, PolyHeme®, is the early treatment of urgent, life-threatening blood loss following trauma when donated blood may not be immediately available. We believe that this indication addresses a critical unmet medical need, since some trauma patients bleed to death before they have access to blood. We believe that PolyHeme has the potential to improve survival in critically injured patients who have delayed access to blood and whose expected mortality without oxygen-carrying replacement would be considerably greater.

In July 2006 we announced the completion of patient enrollment in our pivotal Phase III trial with PolyHeme. This was the first study in the United States to evaluate the safety and efficacy of an oxygen-carrying red blood cell substitute beginning at the scene of injury and continuing during transport and in the early hospital period. A total of 32 Level I trauma centers across the country participated in our study. The trial had an enrollment of 720 patients.

We reported the preliminary “top-line” results of our study in December 2006 and announced additional results from the study in May 2007. The primary efficacy endpoint of the study was a dual superiority-noninferiority assessment of mortality at 30 days after injury. The margin to assess noninferiority, using the upper limit of the confidence interval, was set at 7% more than control. In the primary modified intent to treat population, representing the 714 patients both randomized and treated, the upper limit was 7.65%. These results did not achieve the primary endpoint for efficacy in the primary analysis population as specified in the protocol. In the as treated population, comprised of the same 714 patients, but analyzed in accordance with the treatment the patients actually received, the upper limit was 7.06%. In the per protocol population, which included the 590 patients both appropriately randomized and correctly treated as specified in the trial protocol, the upper limit was 6.21%.

Day 30 mortality was also a primary safety endpoint. There was no statistically significant difference in mortality at 30 days between patients who received PolyHeme beginning at the scene and continuing for up to 12 hours following injury, and control patients who received the standard of care, including early blood.

We believe the results of this study are best understood in the context of bleeding patients who do not have early access to blood transfusion, as did the patients in our trial. Mortality rates in that scenario would be considerably higher than those observed in the control patients in the largely urban setting of our trial, where transit times were relatively short and access to blood was rapid. We believe that when our data are extrapolated to patients who need an oxygen carrier and have delayed access to blood, PolyHeme can play an important role in saving lives.

We are presently preparing a Biologics License Application, or BLA, for PolyHeme for submission to the U.S. Food and Drug Administration, or FDA. We have submitted a detailed summary of our trial data to FDA and have participated in a pre-BLA meeting with the Agency. Our goal is to submit our BLA to FDA during the first half of calendar 2008. We also plan to request priority review of our BLA. We believe PolyHeme satisfies the stated criteria for priority review based on its potential to address an unmet medical need.

We believe that PolyHeme ultimately represents a substantial global market opportunity, based on the need for a universally compatible, immediately available oxygen-carrying product with extended shelf-life and PolyHeme’s potential for eventual approval for multiple indications.

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

Our founding scientific research team was responsible for the original concept, the early development and evaluation and clinical testing of PolyHeme, and has authored over 100 publications in the scientific literature relating to hemoglobin-based oxygen carrier research and development. Members of our scientific research team have been involved in development of national transfusion policy through their participation in the activities of the National Heart Lung Blood Institute, the National Blood Resource Education Panel, the Department of Defense, the American Association of Blood Banks, the American Blood Commission, the American College of Surgeons and the American Red Cross.

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

OUR PIVOTAL PHASE III TRIAL

Patient enrollment in our pivotal Phase III trial, in which PolyHeme was used for the first time to treat severely injured patients in hemorrhagic shock before they reached the hospital, was completed in July 2006. Under this protocol, treatment with PolyHeme began at the scene of the injury or in the ambulance and continued during transport and the initial 12 hour post-injury period in the hospital. The study was based on two potential life-saving benefits. The first was starting infusion of an oxygen-carrying fluid at the scene of injury and continuing during transport to the hospital. Because blood is not routinely carried in ambulances, PolyHeme represented a potential improvement over the current standard of care.

The second opportunity was the potential to improve the outcome associated with the use of donated blood in the early hospital period in critically injured patients. Although blood is the current standard of care, there is a growing body of scientific evidence pointing to the adverse immunomodulatory effects of early blood transfusion in trauma patients, specifically the incidence of multiple organ failure and the resultant associated mortality. There are also published data indicating that these same effects may not occur with PolyHeme. While blood is available in the hospital, PolyHeme was evaluated as a potentially better alternative for the early care of the injured patient.

A total of 32 Level I trauma centers across the United States participated in our study. Each of the sites that participated in the trial is designated as a Level I trauma center, indicating its capacity to treat the most severely injured trauma patients. A total of 720 patients was enrolled.

As part of our trial protocol, an Independent Data Monitoring Committee, or IDMC, consisting of independent medical and biostatistical experts, was responsible for periodically evaluating the safety data from the trial and making recommendations relating to continuation or modification of the trial protocol to minimize any identified risks to patients. The protocol included four planned evaluations by the IDMC that occurred after 60, 120, 250 and 500 patients had been enrolled and monitored for a 30-day follow up period. The IDMC focused its reviews on mortality and serious adverse events and evaluated all safety data as the trial continued. We received a recommendation from the IDMC after each review, but we did not have access to the trial data reviewed by the IDMC until enrollment had been completed and the database had been locked.

The IDMC completed all four of the planned reviews of the trial data and, in each case, recommended continuation of the trial without modification through completion of patient enrollment. This was the first time that a trial of a hemoglobin-based oxygen carrier passed this patient evaluation milestone in a high risk trauma population.

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

TRIAL DESIGN AND CLINICAL ENDPOINTS

Prior to the launch of our pivotal Phase III trial, we reached agreement with FDA on Special Protocol Assessment, or SPA, for the trial. SPA is designed to facilitate the review and approval of drug and biological products by allowing for FDA evaluation of the trial sponsor’s proposed design and size of clinical trials intended to form the primary basis for an efficacy claim in a BLA submitted to FDA. Our SPA reflects an agreement with FDA on our trial design, the trial endpoints and the broad concepts for clinical indications those endpoints would support in an application for product approval by FDA.

Our pivotal Phase III trial was conducted under a federal regulation, 21 CFR 50.24, that permits research to be conducted in certain emergent, life-threatening situations using an exception from the requirement for prospective informed consent by individual patients. Participation by each clinical trial site is overseen by an IRB. Under the applicable federal regulation, an IRB may give approval for patient enrollment in trials in emergency situations without requiring individual informed consent provided specific criteria are met: patients must be in a life-

threatening situation for which available treatments are unproven or unsatisfactory and scientific evidence must be needed to assess the safety and effectiveness of alternative treatments; the experimental therapy being evaluated must also provide patients potential for direct clinical benefit, medical intervention must be required before informed consent can be obtained; and it must be impracticable to conduct the trial using only consenting patients. Where informed consent is feasible, the sponsor’s consent procedures and forms must be reviewed and approved by the IRB, and attempts to obtain informed consent must be documented by the sponsor. Before enrollment can begin, the regulation requires public disclosure of information about the trial, including the potential risks and benefits, and the formation of an independent monitoring committee to oversee the trial. Consultation must also occur with representatives of the community where the study will be conducted and from which the study population will be drawn. Each of the clinical sites that participated in our trial completed the required public disclosure and community consultation procedures and received IRB approval to enroll patients in accordance with the trial protocol.

Under our trial protocol, patients enrolled in the trial were randomly assigned to either a treatment group or a control group. The treatment group received PolyHeme at the scene of injury or in the ambulance during transport, and continued to receive PolyHeme, if necessary, during the initial 12 hour post-injury period in the hospital. Patients in the treatment group were eligible to receive a maximum of six units of PolyHeme. The control group received crystalloid solution in the field and donated blood, if necessary, in the hospital.

Evaluation of the efficacy data generated in our pivotal Phase III trial focused on patient survival at 30 days after the date of injury. The mortality rate observed for patients in the treatment group in our trial was compared statistically with the mortality rate for patients in the control group. A key feature of our SPA is the agreement on dual primary endpoints of superiority and noninferiority between the treatment and control groups. The trial design is unusual in that either of the primary endpoints of superiority or noninferiority may be used to provide evidence of efficacy.

Patient enrollment in our trial was conducted primarily in urban settings because urban Level I trauma centers have the patient volume, resources and sophistication to conduct a clinical trial of this complexity. In urban areas, however, transit times in the ambulance are brief, and it was understood that patients in the control group would reach the hospital, where they would have early access to blood, in relatively short periods of time. As a result, it was recognized that the observed outcome in our trial might not demonstrate the expected survival benefit that might occur if the trial were being conducted in the rural setting, where more extended transport times are typical and where the availability of blood is often limited. It was therefore understood that the data from our study would be extrapolated to the intended setting and the intended patient population who require transfusion but have delayed access to blood.

PHASE III TRIAL RESULTS

Efficacy Analysis

The primary efficacy endpoint for our pivotal Phase III trial was a dual superiority-noninferiority assessment of mortality at 30 days after injury. A noninferiority endpoint requires the establishment of a relative margin around the control outcome. The margin to assess noninferiority in our study, using the upper limit of the confidence interval, was set at 7% more than control.

The protocol for our trial specified multiple patient populations for analysis. The primary modified intent to treat, or MITT, population is comprised of all 714 patients both randomized and treated. In this population, patients were analyzed as randomized, and not based on the actual treatment they received. Overall, 41 randomized patients in the study received the incorrect treatment. There were 21 patients randomized to PolyHeme who did not receive any PolyHeme were analyzed in the PolyHeme group. Two of these patients died. Similarly, there were 20 patients randomized to control who received PolyHeme, and were analyzed in the control group. One of those patients died.

The as treated, or AT, population is also comprised of all 714 patients both randomized and treated. However, in this population all patients were analyzed according to the treatment they actually received. Therefore, all patients who received PolyHeme were analyzed in the PolyHeme group, and all patients who did not receive any

PolyHeme were analyzed in the control group. Although the AT population was pre-specified for safety rather than efficacy, it provides a meaningful opportunity to assess mortality as well.

The per protocol, or PP, population is comprised of the 590 patients both appropriately randomized and correctly treated according to the protocol. The PP population does not include 124 patients who had major protocol violations related to eligibility or treatment regimen. Since the PP patients were treated exactly as specified in the protocol, Northfield believes the PP population represents the clearest opportunity to assess a treatment effect of PolyHeme in this setting.

In the primary MITT population, the upper limit of the confidence interval in our pivotal Phase III trial was 7.65%. These results did not achieve the primary endpoint for efficacy in the primary analysis population as specified in the protocol. In the AT population, the upper limit was 7.06%. In the PP population, the upper limit was 6.21%. The data are shown in the following table:

DAY 30 MORTALITY

	PolyHeme Group		Control Group
	(Deaths/Number	Mortality Rate	(Deaths/Number	Mortality Rate	Upper Limit
	of Patients)	(%)	of Patients)	(%)	(%)

MITT	47/350	13.4	35/364	9.6	7.65
AT	46/349	13.2	36/365	9.9	7.06
PP	31/279	11.1	29/311	9.1	6.21

Secondary efficacy endpoints of the study included Day 1 mortality, the incidence of multiple organ failure, the use of donated blood through Day 1, and an analysis of mortality by the mechanism of injury (blunt versus penetrating trauma). The incidence of transfusion of donated blood was significantly lower in the PolyHeme group at 41% than the control group at 51% (p≤0.05). A p-value ≤0.05 indicates that the probability the result is due to chance is equal to or less than 5%. There was no statistically significant difference between PolyHeme and control patients for the other efficacy endpoints. The Day 1 mortality data is shown in the following table:

DAY 1 MORTALITY

	PolyHeme Group		Control Group
	(Deaths/Number of	Mortality Rate	(Deaths/Number of	Mortality Rate
	Patients)	(%)	Patients )	(%)

MITT	34/350	9.7	27/364	7.4
AT	33/349	9.5	28/365	7.7
PP	20/279	7.2	22/311	7.1

Safety Analysis

The primary safety endpoints in the study were Day 1 mortality, Day 30 mortality and durable serious adverse events, or SAEs. Durable SAEs were prospectively defined as SAEs which resulted in a “permanently disabling” outcome. There were two durable SAEs in each group. There was no statistically significant difference in mortality at Day 1 or Day 30 between patients who received PolyHeme beginning at the scene and continuing for up to 12 hours following injury, and control patients who received the standard of care, including early blood.

In addition to these primary safety endpoints, all adverse events, or AEs, SAEs, cardiac SAEs and myocardial infarction, or MI, were also analyzed. Virtually all patients in the study had adverse events. The overall incidence of AEs in the PolyHeme group of 93% (324 patients) was higher than that in the control group of 88% (322 patients), (p≤0.05). The most common AEs in both groups were anemia, fever and electrolyte imbalances. The overall incidence of SAEs in the study was 40% (141 patients) in the PolyHeme group and 35% (126 patients) in the control group (p>0.05). The most common SAEs in both groups were shock, pneumonia and respiratory failure.

The incidence of cardiac AEs was 35% (123 patients) in the PolyHeme group and 29% (105 patients) in the control group (p>0.05). The incidence of cardiac SAEs was 7% (23 patients) in the PolyHeme group and 4%

(16 patients) in the control group (p>0.05). The overall incidence of MI in the study as reported by investigators was 2%: eleven PolyHeme patients and three control patients (p≤0.05). Three PolyHeme patients and one control patient died.

The medical literature documents the difficulty of making an accurate diagnosis of MI in trauma patients for multiple reasons, including direct trauma to the chest. MI and myocardial ischemia are traditionally assessed by electrocardiograms and measurement of the levels of the cardiac enzymes Troponin I and CK-MB, both of which can be altered by direct trauma. Approximately 75% of the patients in this study had abnormal electrocardiograms or elevated cardiac enzymes. Because of the disparity between the low number of reported MIs and the high incidence of abnormal electrocardiograms and elevated cardiac enzymes, Northfield has established an independent panel of cardiac experts to review the cardiac profiles of all 720 randomized patients in a blinded fashion to categorize MIs in the study.

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

We believe that the initial indication we are seeking for PolyHeme - unavailability of red blood cells — represents the greatest clinical and commercial opportunity for the product since it addresses a critical unmet medical need and has the potential to provide a survival benefit. At present, no adequate alternative to blood exists for the treatment of patients with life-threatening hemorrhage who need replacement of lost oxygen-carrying capacity. PolyHeme is the first hemoglobin-based oxygen carrier to pursue this indication, and our goal is for PolyHeme to be first to the market for this indication.

An independent assessment of the potential market opportunity for PolyHeme, using a variety of primary and secondary sources along with original research, indicates a potential market opportunity in the United States for PolyHeme’s initial indication of unavailability in excess of 350,000 units per year, representing an estimated market value of $400 to $500 million. In addition, the global opportunity for our initial indication, as well as multiple other potential indications, is estimated to be six to seven times the U.S. unavailability projection, or $2 to $3 billion.

In an effort to further understand the potential market opportunity for PolyHeme, we have initiated pharmacoeconomic research designed to better understand and help develop policy and reimbursement strategies for the commercialization of PolyHeme. This work will continue during the current fiscal year. We continue to work with community leaders, hospitals and emergency response teams to identify issues and opportunities associated with the adoption of PolyHeme in the treatment of life threatening blood loss when red blood cells are not available.

MANUFACTURING AND MATERIAL SUPPLY

We use a proprietary process of separation, filtration, chemical modification, purification and formulation to produce PolyHeme. We have produced PolyHeme for use in our clinical trials in our pilot manufacturing facility in Mt. Prospect, Illinois. Our pilot manufacturing facility has the capacity to produce approximately 10,000 units of PolyHeme per year. We plan to submit our BLA based on the use of this facility for our initial product production.

We are presently planning to construct an expanded commercial manufacturing facility with the capacity to produce 100,000 units or more of PolyHeme per year. In June 2006, we purchased the 106,000 square foot building in Mt. Prospect, Illinois in which our pilot manufacturing facility is located and plan to construct our expanded commercial manufacturing facility at this site. In addition to manufacturing operations, the facility houses laboratory, quality control and administrative personnel. We have conducted certain engineering and size optimization activities for the planned facility. We will need to raise additional funds before we are able to proceed with this manufacturing expansion.

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

The successful commercial introduction of PolyHeme will also depend on an adequate supply of blood to be used as a starting material. We believe that an adequate supply of blood is obtainable through the voluntary blood services sector. We have had extensive discussions with existing blood collection agencies, including the American Red Cross and Blood Centers of America, regarding sourcing of blood. We currently have short-term purchasing contracts with each of these agencies. We also have an agreement in place with hemerica, Inc., a subsidiary of Blood Centers of America, under which hemerica would supply us with up to 160,000 units per year of packed red cells, the source material for PolyHeme.

MARKETING STRATEGIES

If FDA approval of PolyHeme is received, we presently intend to market PolyHeme with our own sales force in the United States. We are exploring potential sales, marketing and distribution plans for PolyHeme. We may also consider entering into collaborative relationships with strategic partners which could involve arrangements relating to the sale and marketing of PolyHeme.

We have entered into license agreements with Pfizer Inc. and Hemocare Ltd., an Israeli corporation, to develop, manufacture and distribute PolyHeme in certain European, Middle Eastern and African countries. The license agreements permit Pfizer and Hemocare to utilize PolyHeme and related manufacturing technology in return for the payment of royalties based upon sales of PolyHeme in the licensed territories.

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

Biopure Corporation, which is developing a bovine hemoglobin-based oxygen carrier product, has stated that it intends to pursue an indication for cardiovascular ischemia and is conducting trials to explore that indication outside the United States. Biopure has submitted a marketing authorization application to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency for its Hemopure product for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age and has reported receiving a provisional letter raising questions about its application. Biopure has also reported that the Naval Medical Research Center has assumed primary responsibility for submitting an Investigational New Drug application to conduct a clinical trial using Biopure’s product for the out-of-hospital treatment of trauma patients. This proposed study protocol is currently on clinical hold. Synthetic Blood International, Inc., which is developing a perfluorocarbon-based oxygen carrier product, completed an eight patient proof-of-concept study in patients with traumatic brain injury at one center in the United States. Sangart, Inc., a private company, is enrolling patients in two parallel European Phase III trials in elective orthopedic surgery to gauge the ability of its human hemoglobin-based product to prevent and treat hemodynamic instability, especially hypotension, or low blood pressure, during surgery. Hemobiotech, a private company, is developing a bovine hemoglobin-based solution. It has not reported conducting clinical trials in the United States to date.

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

Typically, the trial design protocols and effectiveness endpoints are established in consultation with the FDA. At the sponsor’s request, FDA may meet with sponsors for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in a BLA. If an agreement is reached, the FDA will reduce the agreement to writing. This agreement is called a special protocol assessment, or SPA. The SPA agreement, however, is not a guarantee of product approval by FDA or approval of any permissible claims about the product. In particular, it is not binding on the FDA if previously unrecognized public health concerns later come to light, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the protocol agreed upon, or FDA’s reliance on data, assumptions or information are determined to be wrong. Even after an SPA agreement is finalized, the SPA agreement may be changed by the sponsor company or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

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

Our regulatory strategy is to pursue FDA approval of PolyHeme in the United States. We have submitted a detailed summary of our trial data to FDA and have participated in a pre-BLA meeting with the agency. Our goal is to submit our BLA to FDA during the first half of calendar 2008. We intend to request priority review at the time our BLA is submitted to FDA. FDA may grant priority review to products that provide significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of serious or life-threatening disease. We believe PolyHeme satisfies the stated criteria for this designation based on its potential to improve patient survival. Products awarded priority review are given abbreviated review goals by the agency. FDA makes a decision as part of the agency’s review of the application for filing. We cannot guarantee that the agency will grant priority review and cannot predict what impact, if any, priority review will have on the review time for PolyHeme. Priority review does not ensure that FDA will ultimately approve PolyHeme. See risk factor section for all additional disclosures.

We are also exploring the potential to seek regulatory approval outside the United States. This may involve licensing or other arrangements with other foreign or domestic companies. To date, we have not conducted any clinical trials of PolyHeme outside of the United States.

PATENTS AND PROPRIETARY RIGHTS

With the expiration in 2006 of five of our United States patents and issuance of two new patents, we now own six United States patents and several pending United States patent applications relating to PolyHeme, its uses and certain of our manufacturing processes. We have obtained counterpart patents and have additional patent applications pending in Canada, Israel, Mexico, Australia, New Zealand, Iceland, Norway, India, the Russian Federation, South Africa, Brazil, various Asian countries and various European Union countries. Our United States patents have various expiration dates; the latest to expire of our United States patents has a term that extends to 2025. Our broadest issued United States patent was originally scheduled to expire in 2006 but has been extended by the United States Patent Office to 2007. A further application for a one-year patent term extension has been filed in the Patent Office. If that extension is granted, that patent will expire in 2008 and a further application for a one-year extension will then be filed with the Patent Office seeking an extension until 2009. No extensions are possible beyond 2011. We have a policy of seeking patents covering the important techniques, processes and applications developed from our research and all modifications and improvements thereto. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We will continue to seek appropriate protection for our proprietary technology.

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

In fiscal 2007, 2006 and 2005, our research and development expenses totaled $21,060,000, $24,165,000 and $16,600,000, respectively. We anticipate that our research and development expenses, which include expenses relating to the preparation and submission of our BLA for PolyHeme, will continue during fiscal 2008 at approximately the same level as during our 2007 fiscal year.

HUMAN RESOURCES

As of August 1, 2007, we had 93 employees, of whom 82 were involved in research and development and nine were responsible for financial and other administrative matters. We also had consulting arrangements with 30 individuals and organizations as of that date. None of our employees are represented by labor unions, and we are not aware of any organizational efforts on behalf of any labor unions involving our employees. We consider our relations with our employees to be excellent.

CORPORATE INFORMATION

We were incorporated under the laws of the State of Delaware in June 1985. Our website is www.northfieldlabs.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Copies of our code of business conduct and ethics and other corporate governance documents are available on our website.

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

From our inception through May 31, 2007, we have incurred net operating losses totaling $199,808,000. We will require substantial additional expenditures to pursue regulatory approval for PolyHeme, to establish expanded commercial scale manufacturing processes and facilities, and to establish marketing, sales and administrative capabilities. These expenditures are expected to result in substantial losses for at least the next few years and are expected to substantially exceed our currently available capital resources. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis or at all.

Our financial resources are limited and we will need to raise additional capital in the future to continue our business.

As of May 31, 2007, we had cash and cash equivalents of approximately $40,688,000. During our 2007 fiscal year, we spent approximately $34,969,000 to operate our business, and we expect to spend approximately the same amount during our 2008 fiscal year. We anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business for the next 18 to 20 months. We will need to raise additional capital to continue our business after this period. Our future capital requirements will depend on many factors, including the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities may result in significant dilution to our existing stockholders. In addition, we are subject to a putative class action lawsuit alleging violations of the federal securities laws and we also have received separate requests from both the SEC and the Senate Committee on Finance asking us voluntarily to provide certain information. These matters involve risks and uncertainties that may prevent Northfield from raising additional capital or may cause the terms upon which Northfield raises additional capital, if additional capital is available, to be less favorable to Northfield than would otherwise be the case.

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

The primary efficacy endpoint of our pivotal Phase III trial was a dual superiority-noninferiority assessment of mortality at 30 days after injury. The results from our trial did not achieve the primary efficacy endpoint in the primary patient population as specified in the protocol. There was no statistically significant difference between the PolyHeme and control group for any of the primary safety endpoints for our trial. There were, however, statistically significant differences observed with respect to certain secondary safety endpoints, including the incidence of myocardial infarction. Based on these results from our trial, there can therefore be no assurance that the data from the trial will be sufficient to demonstrate the safety and effectiveness of our PolyHeme product for purposes of obtaining FDA approval for the commercial sale of the product in the United States.

Our goal is to submit our BLA for PolyHeme to FDA during the first half of calendar year 2008. The preparation of a BLA is a complex and time-consuming process and there can be no assurance that we will be able to submit our BLA within this time period. If the completion of our BLA takes longer than expected, FDA approval for the commercial sale of PolyHeme may be substantially delayed.

Once we submit our BLA, there can be no assurance that the submission will be accepted for filing or that FDA may not issue a refusal to file, or RTF, if it believes the filing is inadequate or incomplete. FDA previously issued an RTF to us in 2001 when we submitted a BLA based on data from our prior Phase II trauma trials. We intend to seek priority review of our BLA filing. Even if FDA accepts the submission of our BLA, there can also be no assurance that FDA will grant the BLA priority review. There also can be no assurance that FDA will determine that the trial data included in our BLA are sufficient to demonstrate that PolyHeme is safe or that we have achieved the clinical endpoints for effectiveness that are part of the trial protocol for our pivotal Phase III trial. FDA may accordingly refuse to approve PolyHeme for commercial sale or may require us to conduct additional clinical trials of PolyHeme in order to obtain approval. Even if FDA approval for the commercial sale of PolyHeme is obtained, it may include significant limitations on the indicated uses for which PolyHeme may be marketed. FDA requires a separate approval for each proposed indication for the use of PolyHeme in the United States. If we want to expand PolyHeme’s indications, we will have to design additional clinical trials, submit the trial designs to FDA for review and complete those trials successfully.

Our business, financial condition and results of operations are critically dependent on receiving FDA approval of PolyHeme. A significant delay in achieving or failure to achieve FDA approval for commercial sales of PolyHeme would have a material adverse effect on us and could result in the cessation of our business.

There may be limitations in the supply of the starting material for PolyHeme.

We currently purchase donated red blood cells from the American Red Cross and Blood Centers of America for use as the starting material for PolyHeme. We have an agreement with hemerica, Inc., a subsidiary of Blood Centers of America, under which hemerica would supply us with up to 160,000 units per year of packed red cells, the source material for PolyHeme. We have not purchased any blood supplies under this agreement to date. We have plans to enter into long-term supply arrangements with other blood collectors. We cannot ensure that we will be able to enter into satisfactory long-term arrangements with blood bank operators, that the price we may be required to pay for starting material will permit us to price PolyHeme competitively or that we will be able to obtain an adequate supply of starting material. Additional demand for blood may arise from competing human hemoglobin-based oxygen carrier products, thereby limiting our available supply of starting material.

The market may not accept our product.

Even if PolyHeme is approved for commercial sale by FDA, the degree of market acceptance of PolyHeme by physicians, healthcare professionals and third party payors will depend on a number of factors, including:

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	effectiveness of our sales and marketing strategy; and

•	the price of PolyHeme compared with competing therapies.

In addition, even if PolyHeme does achieve market acceptance, we may not be able to maintain that market acceptance over time if new products are introduced that are more favorably received than PolyHeme or render PolyHeme obsolete.

We rely on third parties to perform data collection and analysis with respect to our clinical trial and to assist in the preparation of our BLA for PolyHeme, which may result in costs and delays that prevent us from successfully commercializing our product.

We do not have the personnel resources to conduct all of the activities relating to the collection and analysis of data from our clinical trial and the preparation and submission of our BLA for PolyHeme. We rely and will continue to rely on clinical investigators, third-party clinical research organizations and consultants to perform many of these functions.

Our BLA may be delayed, suspended or terminated if:

•	these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines;

•	these third parties need to be replaced; or

•	the work performed by these third parties does not satisfy applicable regulatory requirements or is not usable for other reasons.

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

We have taken advantage of Special Protocol Assessment, or SPA, one of the features of the Food and Drug Modernization Act of 1997. Our SPA reflects an agreement with FDA on our trial design, the trial endpoints and the broad concepts for clinical indications those endpoints would support in an application for product approval by FDA. The SPA agreement, however, is not a guarantee of product approval by FDA or approval of any permissible claims about the product. In particular, it is not binding on the FDA if previously unrecognized public health concerns later comes to light, other new scientific concerns regarding product safety or effectiveness arise, the sponsor fails to comply with the protocol agreed upon, or FDA’s reliance on data, assumptions or information are determined to be wrong. Even after an SPA agreement is finalized, the SPA agreement may be changed by the sponsor company or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

In addition, the data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA regulatory approval. Even if FDA accepts that our analysis of the Phase III data is sufficient to demonstrate effectiveness, our data may not demonstrate safety. We cannot ensure that, even after extensive clinical trials, regulatory approval will ever be obtained for PolyHeme. If PolyHeme is approved, it would be the first hemoglobin-based oxygen carrier for human use to receive FDA approval.

We will be required to submit a Biologics License Application, or BLA, with FDA in order to obtain regulatory approval for the commercial sale of PolyHeme in the United States. Under FDA guidelines, FDA may comment upon the acceptability of a BLA following its submission. After a BLA is submitted there is an initial review by FDA to be sure that all of the required elements are included in the submission. There can be no assurance that the submission will be accepted for filing or that FDA may not issue a refusal to file, or RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. We received an RTF from FDA in November 2001 in connection with our submission of a BLA seeking approval to market PolyHeme for use in the treatment of urgent, life-threatening blood loss based on data from patients in the hospital setting only. The subsequent dialogue with FDA resulted in the mutual decision to proceed with our pivotal Phase III trial. When our planned new BLA submission is filed, the timing of the FDA review process is uncertain and there can be no assurance that the full review will result in product approval. Moreover, if regulatory approval of PolyHeme is granted, the approval may include limitations on the indicated uses for which PolyHeme may be marketed. Further clinical trials will likely be required to gain approval to promote the use of PolyHeme for any additional indications.

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

The lack of established criteria for evaluating the safety and effectiveness of hemoglobin-based oxygen-carrying products could also delay or prevent FDA approval. In October 2004, FDA published for comment a draft guidance document indicating suggested criteria for testing the safety and effectiveness of oxygen therapeutics as substitutes for human red blood cells and providing guidance on the design of clinical trials to assess the risks and benefits associated with the use of such products. The draft guidance document was based in part on a conference on hemoglobin-based oxygen-carrying products convened at National Institutes of Health in 1999. The draft guidance will not be finalized and implemented until completion of a public comment process. We cannot be certain when the definitive guidance will be issued by FDA or what effect, if any, the definitive guidance may have on our clinical trial. It is possible that, as a result of the definitive guidance, we may be required to undertake additional pre-clinical or clinical trials or modify the way data from our trial are analyzed or presented. FDA’s definitive guidance relating to the evaluation of the effectiveness of hemoglobin-based oxygen-carrying products could delay or prevent FDA regulatory approval of PolyHeme. In addition, delay or rejection could be caused by other future changes in FDA policies and regulations.

We plan to request priority review of our BLA by FDA. We believe that PolyHeme satisfies the stated criteria for priority review based on its potential to address an unmet medical need. Products awarded priority review are given abbreviated review goals by the agency. FDA makes a decision as part of the agency’s review of the application for filing. There can be no assurance that the agency will grant PolyHeme priority review. If priority review is granted, we also cannot predict what impact, if any, it may have on the review time for PolyHeme. Priority review does not ensure that FDA will ultimately approve PolyHeme.

We currently manufacture PolyHeme at a single location and, if we were unable to utilize this facility, our ability to manufacture PolyHeme will be significantly affected, and we will be delayed or prevented from commercializing PolyHeme.

We currently manufacture PolyHeme at a single location and we have no alternative manufacturing capacity in place at this time. Damage to this manufacturing facility due to fire, contamination, natural disaster, power loss, unauthorized entry or other events could force us to cease the manufacturing of PolyHeme. Any lack of supply could, in turn, delay any potential commercial sales. In addition, if the facility or the equipment in the facility is significantly damaged or destroyed for any reason, we may not be able to replace our manufacturing capacity for an extended period of time, and our business, financial condition and results of operations will be materially and adversely affected. We intend to seek FDA approval of this facility for the commercial production of PolyHeme if and when marketing approval of PolyHeme is obtained. This facility will be subject to FDA inspections and extensive regulation, including compliance with current good manufacturing practices and FDA approval. Failure to comply may result in enforcement action, which may significantly delay or suspend manufacturing operations.

Failure to increase manufacturing capacity may impair PolyHeme’s market acceptance and prevent us from achieving profitability.

Currently, we have a manufacturing capacity of approximately 10,000 units of PolyHeme per year in our existing pilot facility. In June 2006, we purchased the 106,000 square foot building in Mt. Prospect, Illinois in which our pilot manufacturing facility is located and plan to construct an expanded commercial manufacturing facility at this site. We currently do not have sufficient available funds to permit us to begin construction of this facility and we will need to raise additional funds before we are able to proceed with our planned manufacturing expansion. There can be no assurance that we will be able to raise additional funds for this purpose. If we are successful in raising sufficient funds to begin construction of a commercial manufacturing facility, we expect that completion of the facility, including FDA inspection and validation, will require approximately 24 to 30 months. Therefore, even if FDA approval for the marketing of PolyHeme is obtained, we may not be able to produce PolyHeme in commercial quantities for a substantial period of time. A commercial-scale manufacturing facility will be subject to FDA inspections and extensive regulation, including compliance with current good manufacturing practices and FDA approval of scale-up changes. Failure to comply may result in enforcement action, which may significantly delay or suspend manufacturing operations. We have no experience in large-scale manufacturing, and there can be no assurance that we can achieve large-scale manufacturing capacity. It is also possible that we may incur substantial cost overruns and delays compared to existing estimates in building and equipping a large-scale manufacturing facility. Moreover, in order to seek FDA approval of the sale of PolyHeme produced at a larger-scale manufacturing facility, we may be required to conduct additional studies with product manufactured at that facility. A significant delay in achieving scale-up of commercial manufacturing capabilities would have a material adverse effect on sales of PolyHeme.

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

We have entered into license agreements Pfizer Inc. and Hemocare Ltd., an Israeli corporation, to develop, manufacture and distribute PolyHeme in certain European, Middle Eastern and African countries. The license agreements permit Pfizer and Hemocare to sell PolyHeme in return for the payment of royalties based upon sales of PolyHeme in the licensed territories. In order for Pfizer, Hemocare or anyone else, including us, to market our products in the European Union and many other foreign jurisdictions, we or our licensees must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process entails all of the risks associated with obtaining FDA approval. We and our licensees may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by FDA. We and our licensees may not be able to file for, and may not receive, necessary regulatory approvals to commercialize our product in any market. If we or our licensees fail to obtain these approvals, our business, financial condition and results of operations could be materially and adversely affected.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report by our management on our internal controls over financial reporting in our annual reports filed with the SEC. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. The report must also contain an opinion by our independent auditors with respect to the effectiveness of such internal controls.

Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent auditors determine that our internal controls are not effective, our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

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

We and Dr. Steven A. Gould, Northfield’s Chief Executive Officer, and Richard E. DeWoskin, Northfield’s former Chief Executive Officer, are subject to a putative class action pending in the United States District Court for the Northern District of Illinois Eastern Division, purportedly brought on behalf of a class of Northfield’s shareholders. The complaint alleges, among other things, that during the period from December 22, 2003 to February 21, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about Northfield’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase Northfield common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). If the outcome of this lawsuit is unfavorable to Northfield, or Northfield determines that it is advisable to enter into a settlement of the lawsuit, Northfield could be required to pay significant monetary damages or make significant settlement payments to the plaintiffs in the lawsuit.

While Northfield maintains directors and officers liability insurance, there can be no assurance that the proceeds of this insurance will be available with respect to all or part of any damages, costs or expenses that may be incurred by Northfield in connection with the aforementioned putative class action lawsuit. In addition, Northfield is a party to indemnification agreements under which it may be required to indemnify and advance defense costs to its current and former directors and officers in connection with this putative class action lawsuit. Even if this lawsuit is ultimately resolved in favor of Northfield, Northfield still may incur substantial legal fees and expenses in defending the lawsuit.

In March 2006, the SEC notified Northfield that it was conducting an informal inquiry, and requested that Northfield voluntarily provide the SEC with certain categories of documents from 1998 to the present primarily relating to our public disclosures concerning the clinical development of PolyHeme. Northfield is cooperating with the SEC and has provided the SEC with certain requested documents and information. While Northfield does not know and cannot predict the ultimate outcome or future of the SEC’s inquiry, the SEC has the authority to pursue formal civil enforcement actions, civil penalties, and equitable remedies, including disgorgement of funds and injunctions against future violations of the federal securities laws, and may refer criminal violations of the federal securities laws to the United States Department of Justice for prosecution.

Also in March 2006, Northfield received a letter from Senator Charles E. Grassley, then Chairman of the Senate Committee on Finance, informing Northfield that the Committee was concerned that Northfield’s Phase III clinical trauma trial may not have satisfied all of the criteria of the federal regulation that allows a waiver of informed consent in the context of emergency research. While Northfield does not know and cannot predict the ultimate outcome of the Committee’s investigation, actions by legislative bodies such as the Senate could prevent or materially delay FDA approval of the commercial sale of PolyHeme.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our success depends upon our ability to protect our intellectual property and our proprietary technology.

Our success depends in part on our ability to obtain and maintain intellectual property protection for PolyHeme as well as our technology and know-how. Our policy is to seek to protect PolyHeme and our technologies by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of PolyHeme. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for PolyHeme. Our United States patents have various expiration dates; the latest to expire of our United States patents has a term that extends to 2025. Our broadest United States patent was originally scheduled to expire in 2006 but has been extended by the United States Patent Office to 2007. A further application for a one-year patent term extension has been filed in the Patent Office. If that extension is granted, that patent will expire in 2008 and a further application for a one-year extension will then be filed seeking an extension until 2009. No extensions are possible beyond 2011. We cannot ensure that any particular extension will be granted or that any extensions that are granted will not result in an expiration date prior to 2011. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technologies. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of PolyHeme, it is possible that, before PolyHeme can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

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

We maintain our principal executive offices in Evanston, Illinois. The lease for our executive offices extends through February 2011. Rent expense for our Evanston offices for our 2007 fiscal year was $401,988.

We currently operate a pilot manufacturing facility in Mt. Prospect, Illinois. We are presently planning to construct an expanded commercial manufacturing facility with the capacity to produce more than 100,000 units of PolyHeme per year. In June 2006, we purchased the 106,000 square foot building in Mt. Prospect, Illinois in which our pilot manufacturing facility is located and plan to construct our expanded commercial manufacturing facility at this site. In addition to manufacturing operations, the facility houses laboratory, quality control and administrative personnel. Engineering and size optimization activities for the planned facility are currently underway. We currently do not have sufficient available funds to permit us to begin construction of this facility and we will need to raise additional funds before we are able to proceed with our planned manufacturing expansion. There can be no assurance that we will be able to raise additional funds for this purpose.

Item 3.	Legal Proceedings.

During 2006, ten separate complaints were filed, each purporting to be on behalf of a class of Northfield’s shareholders, against Northfield and Dr. Steven A. Gould, Northfield’s Chief Executive Officer, and Richard E. DeWoskin, Northfield’s former Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed in July 2006, and alleges, among other things, that during the period from December 22, 2003 to February 21, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about Northfield’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase Northfield common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on Northfield or the clinical development or future commercialization of PolyHeme. Northfield intends to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.

In March 2006, the SEC notified Northfield that it was conducting an informal inquiry, and requested that Northfield voluntarily provide the SEC with certain categories of documents from 1998 to the present primarily relating to Northfield’s public disclosures concerning the clinical development of PolyHeme. Since its initial notice, the SEC has sent Northfield additional requests for documents and information. Northfield is cooperating with the SEC and has provided the SEC with certain requested documents and information.

Also in March 2006, Northfield received a letter from Senator Charles E. Grassley, then Chairman of the Senate Committee on Finance, informing Northfield that the Committee was concerned that Northfield’s Phase III clinical trauma trial may not have satisfied all of the criteria of the federal regulation that allows a waiver of informed consent in the context of emergency research. In that letter, the Committee requested that Northfield provide certain categories of documents primarily relating to the Phase III clinical trauma trial. Northfield representatives have met with the staff of the Committee and we have provided certain documents and information requested by the Committee.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is traded on the Nasdaq Global Market under the symbol “NFLD.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq Global Market. These prices do not include retail markups, markdowns or commissions.

Fiscal Quarter Ended	High	Low

February 29, 2005	$23.85	$15.35
May 31, 2005	16.19	10.71
August 31, 2005	15.10	11.32
November 30, 2005	15.50	11.45
February 28, 2006	14.45	8.86
May 31, 2006	11.30	8.62
August 31, 2006	11.00	10.74
November 30, 2006	15.59	15.05
February 28, 2007	3.98	3.81
May 31, 2007	1.55	1.46
August 31, 2007 (through July 31, 2007)	1.46	1.21

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on our common stock from May 31, 2002 through May 31, 2007 with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Pharmaceutical Index. The total stockholder return assumes that $100 was invested in our common stock and each of the two indexes on May 31, 2002 and also assumes the reinvestment of any dividends. The return on our common stock is calculated using the closing price for the common stock on May 31, 2002, as quoted on the Nasdaq Stock Market, Inc. Past financial performance may not be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Comparison of Five — Year Cumulative Total Returns
Performance Graph for
Northfield Laboratories, Inc.

The Stock Performance Graph is not deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or incorporated by reference in any document so filed.

HOLDERS OF RECORD

As of August 1, 2007, there were approximately 500 holders of record and approximately 13,000 beneficial owners of our common stock. There were as of that date no issued and outstanding shares of our preferred stock.

DIVIDENDS

We have never declared or paid dividends on our capital stock and do not anticipate declaring or paying any dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any of our equity securities during the three months ended May 31, 2007.

RECENT SALES OF UNREGISTERED SECURITIES

We did not make any unregistered sales of our common stock during our 2007 fiscal year.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our September 25, 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 6.	Selected Financial Data.

The selected financial data set forth below for, and as of the end of, each of the years in the five-year period ended May 31, 2007 and for the cumulative period from June 19, 1985 (inception) through May 31, 2007 were derived from Northfield’s financial statements, which financial statements have been audited by KPMG LLP, independent registered public accounting firm.

						Cumulative
						June 19,
						1985
						through
	Years Ended May 31,					May 31,
	2007	2006	2005	2004	2003	2007
	(In thousands, except per share data)

Statement of Operations Data:
Revenues:
License income	$—	—	—	—	—	3,000
Costs and expenses:
Research and development	$21,060	$24,165	16,600	10,777	8,819	168,841
General and administrative	9,374	5,832	4,990	3,854	3,643	64,650
Interest income (net)	2,763	3,222	1,268	131	212	30,841
Net loss	$(27,671)	$(26,775)	(20,322)	(14,574)	(12,250)	(199,808)
Net loss per share basic and diluted	$(1.03)	$(1.00)	(0.88)	(0.86)	(0.86)	(17.42)
Shares used in calculation of per share data(1)	26,906	26,770	23,069	16,932	14,266	11,470
Balance Sheet Data:
Cash and marketable securities	$40,688	$73,910	98,131	42,487	6,890
Total assets	50,119	75,871	100,002	44,179	9,246
Total liabilities	4,777	6,534	4,228	2,626	2,066
Deficit accumulated during development stage	(199,808)	(172,136)	(145,361)	(125,040)	(110,466)
Total shareholders’ equity	45,342	69,337	95,774	41,553	7,180

(1)	Computed on the basis described in Note 1 of the Notes to Financial Statements. Excludes 1,681,375 shares reserved for issuance upon the exercise of stock options and 115,418 shares reserved for issuance for stock warrants as of May 31, 2007. Additional stock options for a total of 1,426,500 were available for grant as of May 31, 2007 under our employee stock option plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

In July 2006 we announced the completion of patient enrollment in our pivotal Phase III trial with PolyHeme. This was the first study in the United States to evaluate the safety and efficacy of an oxygen-carrying red blood cell substitute beginning at the scene of injury and continuing during transport and in the early hospital period. We reported the preliminary “top-line” results of our study in December 2006 and announced additional results from the study in May 2007.

We are presently preparing a Biologics License Application, or BLA, for PolyHeme for submission to the U.S. Food and Drug Administration, or FDA. We have submitted a detailed summary of our trial data to FDA and have participated in a pre-BLA meeting with the Agency. Our goal is to submit our BLA to FDA during the first half of calendar 2008. We also plan to request priority review of our BLA. We believe PolyHeme satisfies the stated criteria for priority review based on its potential to address an unmet medical need.

Since Northfield’s incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield’s inception through May 31, 2007, we have incurred operating losses totaling $199,808,000.

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

RESULTS OF OPERATIONS

We reported no revenues for the fiscal years ended May 31, 2007, 2006 or 2005. From Northfield’s inception through May 31, 2007, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.

OPERATING EXPENSES

Operating expenses for our fiscal years ended May 31, 2007, 2006 and 2005 totaled $30,434,000, $29,998,000 and $21,589,000, respectively. Measured on a percentage basis, fiscal 2007 operating expenses exceeded fiscal 2006 expenses by 1.5%, while fiscal 2006 operating expenses exceeded fiscal 2005 expenses by 38.9%.

During fiscal 2007, research and development expenses totaled $21,060,000, a decrease of $3,105,000, or 12.9%, from fiscal 2006 expenses of $24,165,000. During fiscal 2007, we concluded enrollment in our pivotal Phase III trial. While clinical costs associated with the trial decreased, our efforts to prepare our manufacturing facility and submit our BLA to FDA increased. The direct costs of the trial, hospital site activity and contract research activity totaled $3,186,000 in fiscal 2007, a decrease of $7,510,000, or 70.2%, from fiscal 2006. Additional fiscal 2007 costs were also recorded for science consulting, increased staff, benefit costs and production maintenance.

During fiscal 2006, research and development expenses totaled $24,165,000, an increase of $7,565,000, or 45.6%, from the fiscal 2005 expenses of $16,600,000. During fiscal 2006, an additional 12 trial sites opened with the attendant community consultation, training and trial initiation costs. Patient enrollment likewise accelerated with more clinical sites open and more sites gaining experience with the trial protocol. The direct costs of the trial, hospital site activity and contract research activity totaled $10,696,000 in fiscal 2006, an increase of $4,082,000, or 61.7%, from fiscal 2005. Additional 2006 costs were also recorded for increasing staff, benefit costs, insurance and science consulting.

We anticipate a continued high level of research and development spending in fiscal 2008. Following completion of enrollment in our pivotal Phase III trial in fiscal 2007, we have accelerated the significant task of data audit, assembly, analysis and report preparation. Preparing our BLA for PolyHeme to be submitted to FDA will continue through fiscal 2008. At the same time, we will be undergoing an extensive process of preparation for FDA’s pre-approval inspection of our pilot manufacturing facility. Northfield’s internal research and development resources will be focused on these tasks and we expect to expand the use of external resources to complete these tasks in a timely manner.

General and administrative expenses for the 2007 fiscal year totaled $9,374,000, an increase of $3,542,000, or 60.7%, from the expenses incurred in the prior fiscal year. Significant increases in share based compensation expense and professional service fees occurred during fiscal 2007. Effective June 1, 2006, we adopted Financial Accounting Standards Board Statement No. 123 (revised), Share-Based Payment. Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. We also incurred expenses for professional services in connection with a putative class action lawsuit that was initiated in the fourth quarter of fiscal 2006. In addition, we incurred increased expenses in fiscal 2007 for new software installation and our ongoing efforts to ensure the continued effectiveness of our internal controls over financial reporting as mandated by the Sarbanes-Oxley Act of 2002. We anticipate a reduction in our general and administrative expenses due to an anticipated reduction in share based compensation and professional services fees in fiscal 2008.

General and administrative expense for the 2006 fiscal year totaled $5,832,000, an increase of $842,000, or 16.9%, from the expense incurred in the prior fiscal year. Significant increases in professional service fees and public relations expenses occurred during fiscal 2006. These expenses were mainly incurred in connection with an informal request from the staff of the SEC to voluntarily provide certain information relating to the clinical development of PolyHeme in an elective surgery trial conducted between 1997 and 2001. We also provided similar information to the staff of the Finance Committee of the United States Senate. In addition, we incurred expenses for professional services in connection with a putative class action lawsuit that was initiated in the fourth quarter of fiscal 2006.

We anticipate a decrease in general and administrative expenses in fiscal 2008 compared to the $9,374,000 incurred during fiscal 2007. A reduction in share based compensation, legal expenses and other professional service costs, such as consulting fees and corporate communications, is planned. We are planning for a decrease in general and administrative expenses for fiscal 2008 of approximately 20% to 30% compared with our general and administrative expenses for fiscal 2007.

INTEREST INCOME

Interest income in fiscal 2007 equaled $2,763,000 compared to $3,222,000 in fiscal 2006. The current year decrease is the result of lower available cash resources for investment. Available interest rates at the beginning of the current fiscal year were approximately 4.9% for money-market investments and 5.1% for high quality one year securities. Money market rates in July 2007 were approximately 5.2% and high quality three-month securities were also around 5.2%. As our current investments mature, they will be rolled over until the funds are required for our business.

Interest income in fiscal 2006 equaled $3,222,000 compared to $1,268,000 in fiscal 2005. The increase was the result of larger available cash resources as well as higher interest rates on our short term investments.

With declining available cash resources and short term interest rates perhaps nearing a peak, we anticipate that in the absence of a major cash infusion, interest income will decline in fiscal 2008. A one percent rate decline yields $10,000 less in interest income on a $1,000,000 investment over a 12-month period.

NET LOSS

The net loss for our fiscal year ended May 31, 2007 was $27,671,000, or $1.03 per share, compared to a net loss of $26,775,000, or $1.00 per share, for the fiscal year ended May 31, 2006. Effective June 1, 2006, we adopted SFAS 123R. Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. The increased net loss was primarily the result of increased share based compensation expenses and professional service fees as well as an increase in science consulting and production maintenance.

The net loss for our fiscal year ended May 31, 2006 was $26,775,000, or $1.00 per share, compared to a net loss of $20,321,000, or $0.88 per share, for the fiscal year ended May 31, 2005. The increased net loss was primarily the result of increased clinical trial expenses and professional service fees.

LIQUIDITY AND CAPITAL RESOURCES

From Northfield’s inception through May 31, 2007, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $203,585,000. For the fiscal years ended May 31, 2007, 2006 and 2005, these cash expenditures totaled $34,969,000, $26,055,000 and $19,238,000, respectively. The fiscal 2007 increase in cash utilization is due to the purchase of our manufacturing facility for $6,700,000 and to the payment of expenses related to our pivotal Phase III trial.

We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of May 31, 2007, we had cash and marketable securities totaling $40,688,000. As previously reported, we have been successful in securing a $1.4 million federal appropriation as part of the Defense Appropriation Bill in 2005 and a $3.5 million federal appropriation as part of the Fiscal 2006 Defense Appropriation Bill. As of May 31, 2007, we have received $1,236,000 of these funds.

We are currently utilizing our cash resources at a rate of approximately $24 million per year. We expect the rate at which we utilize our cash resources will remain constant in fiscal 2008 as we prepare to complete and submit a BLA for PolyHeme to FDA, and upgrade our manufacturing facility for FDA inspection.

Based on our current estimates, we believe our existing capital resources will be sufficient to permit us to conduct our operations, including the preparation and submission of a BLA to FDA, for approximately 18 to 20 months.

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

NET DEFERRED TAX ASSETS VALUATION

We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of May 31, 2007, we have recorded a 100% percent valuation allowance against our net deferred tax assets.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual cash obligations as of May 31, 2007:

		Less than
Contractual Obligations	Total	One Year	1-3 Years

Lease Obligations(1)	$727,447	$360,198	$367,248
Other Obligations(2)	1,230,000	1,230,000	—

Total Contractual Cash Obligations	$1,957,447	$1,590,198	$367,248

(1)	The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 15, 2009 unamortized broker commissions of $17,470 would also be due.

(2)	Represents payments required to be made upon termination of employment agreements with two of our executive officers. The employment contracts renew automatically unless terminated. Figures shown represent compensation payable upon the termination of the employment agreements for reasons other than death, disability, cause or voluntary termination of employment by the executive officer other than for good reason. Additional payments may be required under the employment agreements in connection with a termination of employment of the executive officer following a change in control of Northfield.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, a business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that adoption of SFAS 159 will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The requirements of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that adoption of SFAS 157 will have a material effect on our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our Consolidated Financial Statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material effect on our financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received over a one year period on our cash and marketable securities of $40,688,000 at May 31, 2007 would decrease interest income by $407,000.

ITEM 8.	Financial Statements and Supplemental Data.

See the Table of Contents to Financial Statements on Page 35. See Note 12 to the Financial Statements on Page 56 for the Unaudited Supplementary Quarterly Data. These Financial Statements are included elsewhere in this document.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our management has concluded that, as of May 31, 2007, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an opinion on our internal control over financial reporting, which is included herein.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Vice President Finance, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B.	Other Information.

None.

PART III

Items 10 Through 14.

The information specified in Items 10 through 14 of Form 10-K has been omitted in accordance with instructions to Form 10-K. We expect to file with the SEC by August 14, 2007, pursuant to Regulation 14A, a definitive proxy statement which will contain the information required to be included in Items 10 through 14 of Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) and (2). See the Table of Contents to Financial Statements on page 35.

(3) See Description of Exhibits on page 58.

(b) See Description of Exhibits on page 58.

(c) None.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

PAGE

Report of Independent Registered Public Accounting Firm	36
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	37
Balance Sheets, May 31, 2007 and 2006	38
Statements of Operations, Fiscal Years ended May 31, 2007, 2006 and 2005, and the cumulative period from June 19, 1985 (inception) through May 31, 2007	39
Statements of Shareholders’ Equity (Deficit), Fiscal Years ended May 31, 2007, 2006, and 2005, and the cumulative period from June 19, 1985 (inception) through May 31, 2007	40
Statements of Cash Flows, Fiscal Years ended May 31, 2007, 2006, and 2005, and the cumulative period from June 19, 1985 (inception) through May 31, 2007	44
Notes of Financial Statements	45
Consent of Independent Registered Public Accounting Firm
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Northfield Laboratories Inc.:

We have audited the accompanying balance sheets of Northfield Laboratories Inc. (a company in the development stage) as of May 31, 2007 and 2006, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended May 31, 2007 and for the cumulative period from June 19, 1985 (inception) through May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Laboratories Inc. as of May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2007 and for the cumulative period from June 19, 1985 (inception) through May 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northfield Laboratories Inc.’s internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 14, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment,” as of June 1, 2006.

/s/ KPMG LLP

Chicago, Illinois
August 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Northfield Laboratories Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Northfield Laboratories Inc. (a company in the development stage) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northfield Laboratories Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Northfield Laboratories Inc. maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Northfield Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Northfield Laboratories Inc. as of May 31, 2007 and 2006, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 2007, and for the cumulative period from June 19, 1985 (inception) through May 31, 2007, and our report dated August 14, 2007 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Chicago, Illinois
August 14, 2007

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

BALANCE SHEETS
May 31, 2007 and May 31, 2006

	May 31,	May 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$23,224,026	39,304,602
Restricted cash	529,752	926,492
Marketable securities	16,934,204	33,679,022
Prepaid expenses	673,192	813,104
Other current assets	212,854	—

Total current assets	41,574,028	74,723,220
Property, plant, and equipment	19,588,246	15,654,049
Accumulated depreciation	(11,063,080)	(14,575,118)

Net property, plant, and equipment	8,525,166	1,078,931

Other assets	19,550	68,941

	$50,118,744	75,871,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,573,025	4,481,804
Accrued expenses	101,118	134,006
Accrued compensation and benefits	565,709	742,038
Government grant liability	529,752	926,492
Other	—	249,580

Total current liabilities	4,769,604	6,533,920
Other liabilities	7,431	—

Total liabilities	4,777,035	6,533,920

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 60,000,000 shares; issued 26,916,541 at May 31, 2007 and 26,777,655 at May 31, 2006	269,165	267,777
Additional paid-in capital	244,905,543	241,240,276
Deficit accumulated during the development stage	(199,807,606)	(172,136,429)
Deferred compensation	—	(9,059)

	45,367,102	69,362,565
Less cost of common shares in treasury; 1,717 shares and 1,717 shares, respectively	(25,393)	(25,393)

Total shareholders’ equity	45,341,709	69,337,172

	$50,118,744	75,871,092

See accompanying notes to financial statements.

NORTHFIELD LABORATORIES INC.
(a Company in the development stage)

STATEMENTS OF OPERATIONS
Years ended May 31, 2007, 2006 and 2005 and
the cumulative period from June 19, 1985
(inception) through May 31, 2007

				Cumulative
				from
				June 19, 1985
	Years Ended May 31,			through
	2007	2006	2005	May 31, 2007

Revenues — license income	$—	—	—	3,000,000
Costs and expenses:
Research and development	21,059,618	24,165,407	16,599,736	168,840,816
General and administrative	9,374,395	5,832,297	4,989,620	64,650,295

	30,434,013	29,997,704	21,589,356	233,491,111
Other income and expense:
Interest income	2,762,836	3,222,286	1,267,900	30,841,660
Interest expense	—	—	—	83,234

	$2,762,836	3,222,286	1,267,900	30,758,426

Net loss before cumulative effect of change in accounting principle	(27,671,177)	(26,775,418)	(20,321,456)	(199,732,685)

Cumulative effect of change in accounting principle	—	—	—	74,921

Net loss	$(27,671,177)	(26,775,418)	(20,321,456)	(199,807,606)

Net loss per share — basic and diluted	$(1.03)	(1.00)	(0.88)	(17.42)

Shares used in calculation of per share data — basic and diluted	26,906,407	26,769,860	23,069,166	11,470,012

See accompanying notes to financial statements.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years ended May 31, 2007, 2006 and 2005 and the cumulative period from June 19, 1985 (inception) through May 31, 2007

	Preferred stock		Common stock
	Number	Aggregate	Number	Aggregate
	of shares	amount	of shares	amount

Issuance of common stock on August 27, 1985	—	$—	3,500,000	$35,000
Issuance of Series A convertible preferred stock at $4.00 per share on August 27, 1985 (net of costs of issuance of $79,150)	—	—	—	—
Net loss	—	—	—	—

Balance at May 31, 1986	—	—	3,500,000	35,000
Net loss	—	—	—	—
Deferred compensation relating to grant of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1987	—	—	3,500,000	35,000
Issuance of Series B convertible preferred stock at $35.68 per share on August 14, 1987 (net of costs of issuance of $75,450)	—	—	—	—
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1988	—	—	3,500,000	35,000
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)	—	—	413,020	4,130
Conversion of Series A convertible preferred stock to common stock on June 7, 1988	—	—	1,250,000	12,500
Conversion of Series B convertible preferred stock to common stock on June 7, 1988	—	—	1,003,165	10,032
Exercise of stock options at $2.00 per share	—	—	47,115	471
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)	—	—	175,525	1,755
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)	—	—	87,760	878
Sale of options at $28.29 per share to purchase common stock at $.20 per share on March 30, 1989 (net of costs of issuance of $4,162)	—	—	—	—
Net loss	—	—	—	—
Deferred compensation relating to grant of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1989	—	—	6,476,585	64,766
Net loss	—	—	—	—
Deferred compensation relating to grant of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1990	—	—	6,476,585	64,766
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1991	—	—	6,476,585	64,766
Exercise of stock warrants at $5.60 per share	—	—	90,000	900
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1992	—	—	6,566,585	65,666
Exercise of stock warrants at $7.14 per share	—	—	15,000	150
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)	—	—	374,370	3,744
Net loss	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1993	—	—	6,955,955	69,560
Net loss	—	—	—	—
Issuance of common stock at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)	—	—	2,500,000	25,000
Cancellation of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1994	—	—	9,455,955	94,560
Net loss	—	—	—	—
Issuance of common stock at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)	—	—	375,000	3,750
Exercise of stock options at $7.14 per share	—	—	10,000	100
Exercise of stock options at $2.00 per share	—	—	187,570	1,875
Cancellation of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1995	—	—	10,028,525	100,285
Net loss	—	—	—	—
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)	—	—	2,925,000	29,250
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)	—	—	438,750	4,388
Exercise of stock options at $2.00 per share	—	—	182,380	1,824
Exercise of stock options at $6.38 per share	—	—	1,500	15
Exercise of stock options at $7.14 per share	—	—	10,000	100
Cancellation of stock options	—	—	—	—
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1996	—	$—	13,586,155	$135,862

See accompanying notes to financial statements.

					Deficit
Series A convertible		Series B convertible			accumulated			Total
preferred stock		preferred stock		Additional	during the			shareholders’
Number	Aggregate	Number	Aggregate	paid-in	development	Deferred	Treasury	equity
of shares	amount	of shares	amount	capital	stage	compensation	shares	(deficit)

—	$—	—	$—	$(28,000)	$—	$—	—	$7,000
250,000	250,000	—	—	670,850	—	—	—	920,850
—	—	—	—	—	(607,688)	—	—	(607,688)

250,000	250,000	—	—	642,850	(607,688)	—	—	320,162
—	—	—	—	—	(2,429,953)	—	—	(2,429,953)
—	—	—	—	2,340,000	—	(2,340,000)	—	—
—	—	—	—	—	—	720,000	—	720,000

250,000	250,000	—	—	2,982,850	(3,037,641)	(1,620,000)	—	(1,389,791)
—	—	200,633	200,633	6,882,502	—	—	—	7,083,135
—	—	—	—	—	(3,057,254)	—	—	(3,057,254)
—	—	—	—	—	—	566,136	—	566,136

250,000	250,000	200,633	200,633	9,865,352	(6,094,895)	(1,053,864)	—	3,202,226
—	—	—	—	9,749,870	—	—	—	9,754,000
(250,000)	(250,000)	—	—	237,500	—	—	—	—
—	—	(200,633)	(200,633)	190,601	—	—	—	—
—	—	—	—	93,759	—	—	—	94,230
—	—	—	—	4,976,855	—	—	—	4,978,610
—	—	—	—	2,488,356	—	—	—	2,489,234
—	—	—	—	7,443,118	—	—	—	7,443,118
—	—	—	—	—	(791,206)	—	—	(791,206)
—	—	—	—	683,040	—	(683,040)	—	—
—	—	—	—	—	—	800,729	—	800,729

—	—	—	—	35,728,451	(6,886,101)	(936,175)	—	27,970,941
—	—	—	—	—	(3,490,394)	—	—	(3,490,394)
—	—	—	—	699,163	—	(699,163)	—	—
—	—	—	—	—	—	546,278	—	546,278

—	—	—	—	36,427,614	(10,376,495)	(1,089,060)	—	25,026,825
—	—	—	—	—	(5,579,872)	—	—	(5,579,872)
—	—	—	—	—	—	435,296	—	435,296

—	—	—	—	36,427,614	(15,956,367)	(653,764)	—	19,882,249
—	—	—	—	503,100	—	—	—	504,000
—	—	—	—	—	(7,006,495)	—	—	(7,006,495)
—	—	—	—	—	—	254,025	—	254,025

—	—	—	—	36,930,714	(22,962,862)	(399,739)	—	13,633,779
—	—	—	—	106,890	—	—	—	107,040
—	—	—	—	5,663,710	—	—	—	5,667,454
—	—	—	—	—	(8,066,609)	—	—	(8,066,609)
—	—	—	—	—	—	254,025	—	254,025

—	—	—	—	42,701,314	(31,029,471)	(145,714)	—	11,595,689
—	—	—	—	—	(7,363,810)	—	—	(7,363,810)
—	—	—	—	14,163,851	—	—	—	14,188,851
—	—	—	—	(85,400)	—	85,400	—	—
—	—	—	—	—	—	267	—	267

—	—	—	—	56,779,765	(38,393,281)	(60,047)	—	18,420,997
—	—	—	—	—	(7,439,013)	—	—	(7,439,013)
—	—	—	—	2,261,250	—	—	—	2,265,000
—	—	—	—	71,300	—	—	—	71,400
—	—	—	—	373,264	—	—	—	375,139
—	—	—	—	(106,750)	—	106,750	—	—
—	—	—	—	—	—	(67,892)	—	(67,892)

—	—	—	—	59,378,829	(45,832,294)	(21,189)	—	13,625,631
—	—	—	—	—	(4,778,875)	—	—	(4,778,875)
—	—	—	—	48,324,374	—	—	—	48,353,624
—	—	—	—	7,360,187	—	—	—	7,364,575
—	—	—	—	362,937	—	—	—	364,761
—	—	—	—	9,555	—	—	—	9,570
—	—	—	—	71,300	—	—	—	71,400
—	—	—	—	(80,062)	—	80,062	—	—
—	—	—	—	—	—	(62,726)	—	(62,726)

—	$—	—	$—	$115,427,120	$(50,611,169)	$(3,853)	—	$64,947,960

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years ended May 31, 2007, 2006 and 2005 and the cumulative period from June 19, 1985 (inception) through May 31, 2007

	Preferred stock		Common stock
	Number	Aggregate	Number	Aggregate
	of shares	amount	of shares	amount

Net loss	—	$—	—	$—
Exercise of stock options at $0.20 per share	—	—	263,285	2,633
Exercise of stock options at $2.00 per share	—	—	232,935	2,329
Exercise of stock options at $7.14 per share	—	—	10,000	100
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1997	—	—	14,092,375	140,924
Net loss	—	—	—	—
Exercise of stock options at $7.14 per share	—	—	5,000	50
Amortization of deferred compensation	—	—	—	—

Balance at May 31, 1998	—	—	14,097,375	140,974
Net loss	—	—	—	—
Non-cash compensation	—	—	—	—
Exercise of stock options at $7.14 per share	—	—	17,500	175
Exercise of stock warrants at $8.00 per share	—	—	125,000	1,250

Balance at May 31, 1999	—	—	14,239,875	142,399
Net loss	—	—	—	—
Non-cash compensation	—	—	—	—
Exercise of stock options at $13.38 per share	—	—	2,500	25

Balance at May 31, 2000	—	—	14,242,375	142,424
Net loss	—	—	—	—
Non-cash compensation	—	—	—	—
Exercise of stock options at $6.38 per share	—	—	6,000	60
Exercise of stock options at $10.81 per share	—	—	17,500	175

Balance at May 31, 2001	—	—	14,265,875	142,659
Net loss	—	—	—	—

Balance at May 31, 2002	—	—	14,265,875	142,659
Net loss	—	—	—	—

Balance at May 31, 2003	—	—	14,265,875	142,659
Issuance of common stock at $5.60 per share on July 28, 2003 (net of costs of issuance of $909,229)	—	—	1,892,857	18,928
Issuance of common stock to directors at $6.08 per share on October 30, 2003	—	—	12,335	123
Deferred compensation related to stock grants	—	—	25,500	255
Amortization of deferred compensation	—	—	—	—
Issuance of common stock at $5.80 per share on January 29, 2004 (net of costs of issuance of $1,126,104)	—	—	2,585,965	25,860
Issuance of common stock at $5.80 per share on February 18, 2004 (net of costs of issuance of $116,423)	—	—	237,008	2,370
Issuance of common stock at $5.80 per share on April 15, 2004 (net of costs of issuance of $192,242)	—	—	409,483	4,095
Issuance of common stock at $12.00 per share on May 18, 2004 (net of costs of issuance of $1,716,831.36)	—	—	1,954,416	19,544
Exercise of stock options at $6.38 per share	—	—	15,000	150
Net loss	—	—	—	—

Balance at May 31, 2004			21,398,439	213,984
Deferred compensation related to stock grants	—	—	5,500	55
Amortization of deferred compensation	—	—	—	—
Exercise of stock options between $5.08 and $14.17 per share	—	—	167,875	1,679
Cost of shares in treasury, 1,717 shares	—	—	—	—
Issuance of common stock to directors at $12.66 per share on September 21, 2004	—	—	5,925	59
Issuance of common stock at $15.00 per share on February 9, 2005 (net of costs of issuance of $4,995,689)	—	—	5,175,000	51,750
Net loss	—	—	—	—

Balance at May 31, 2005			26,752,739	267,527
Amortization of deferred compensation	—	—	—	—
Exercise of stock options at $7.13 and $10.66 per share	—	—	2,875	29
Issuance of common stock to directors at $13.05 per share on September 29, 2005	—	—	5,750	57
Issuance of common stock to director at $13.21 per share on October 3, 2005	—	—	1,135	12
Issuance of common stock to director at $10.67 per share on February 24, 2006	—	—	1,406	14
Exercise of stock options at $10.66, $5.15 and $11.09 per share	—	—	8,000	80
Exercise of stock options at $10.66 and $7.13 per share	—	—	2,750	28
Exercise of stock options at $5.15 and $7.13 per share	—	—	3,000	30
Net loss	—	—	—	—

Balance at May 31, 2006			26,777,655	267,777
Eliminate remaining deferred compensation	—	—	—	—
Exercise of stock options at $5.15 and $7.13 per share	—	—	2,750	28
Exercise of stock options at $7.13 per share	—	—	750	7
Issuance of common stock to directors at $13.03 per share on September 20, 2006	—	—	6,912	69
Exercise of stock options at $11.44 per share	—	—	10,000	100
Exercise of stock options at $5.15, $11.92 and $13.21 per share	—	—	3,125	31
Exercise of stock options at $5.08 and $6.08 per share	—	—	15,000	150
Exercise of stock options at $5.15 per share	—	—	3,000	30
Exercise of stock options at $11.92 per share	—	—	375	4
Exercise of warrants at $6.88 per share	—	—	96,974	969
Share-based compensation
Net loss

Balance at May 31, 2007	—	$—	26,916,541	$269,165

See accompanying notes to financial statements.

					Deficit
Series A convertible		Series B convertible			accumulated			Total
preferred stock		preferred stock		Additional	during the			shareholders’
Number	Aggregate	Number	Aggregate	paid-in	development	Deferred	Treasury	equity
of shares	amount	of shares	amount	capital	stage	compensation	shares	(deficit)

—	$—	—	$—	$—	$(4,245,693)	—	—	$(4,245,693)
—	—	—	—	50,025	—	—	—	52,658
—	—	—	—	463,540	—	—	—	465,869
—	—	—	—	71,300	—	—	—	71,400
—	—	—	—	—	—	2,569	—	2,569

—	—	—	—	116,011,985	(54,856,862)	(1,284)	—	61,294,763
—	—	—	—	—	(5,883,378)	—	—	(5,883,378)
—	—	—	—	35,650	—	—	—	35,700
—	—	—	—	—	—	1,284	—	1,284

—	—	—	—	116,047,635	(60,740,240)	—	—	55,448,369
—	—	—	—	—	(7,416,333)	—	—	(7,416,333)
—	—	—	—	14,354	—	—	—	14,354
—	—	—	—	124,775	—	—	—	124,950
—	—	—	—	998,750	—	—	—	1,000,000

—	—	—	—	117,185,514	(68,156,573)	—	—	49,171,340
—	—	—	—	—	(9,167,070)	—	—	(9,167,070)
—	—	—	—	57,112	—	—	—	57,112
—	—	—	—	33,425	—	—	—	33,450

—	—	—	—	117,276,051	(77,323,643)	—	—	40,094,832
—	—	—	—	—	(10,174,609)	—	—	(10,174,609)
—	—	—	—	—	—	—	—	—
—	—	—	—	38,220	—	—	—	38,280
—	—	—	—	189,000	—	—	—	189,175

—	—	—	—	117,503,271	(87,498,252)	—	—	30,147,678
—	—	—	—	—	(10,717,360)	—	—	(10,717,360)

—	—	—	—	117,503,271	(98,215,612)	—	—	19,430,318
—	—	—	—	—	(12,250,145)	—	—	(12,250,145)

—	—	—	—	117,503,271	(110,465,757)	—	—	7,180,173
—	—	—	—	9,671,843	—	—	—	9,690,771
—	—	—	—	74,877	—	—	—	75,000
—	—	—	—	190,995	—	(191,250)	—	—
—	—	—	—	—	—	35,630	—	35,630
—	—	—	—	13,846,633	—	—	—	13,872,493
—	—	—	—	1,255,853	—	—	—	1,258,223
—	—	—	—	2,178,664	—	—	—	2,182,759
—	—	—	—	21,716,616	—	—	—	21,736,160
—	—	—	—	95,550	—	—	—	95,700
—	—	—	—	—	(14,573,798)	—	—	(14,573,798)

—	—	—	—	166,534,302	(125,039,555)	(155,620)	—	41,553,111
—	—	—	—	71,055	—	(71,110)	—	—
—	—	—	—	—	—	122,121	—	122,121
—	—	—	—	1,739,585	—	—	—	1,741,264
—	—	—	—	—	—	—	(25,393)	(25,393)
—	—	—	—	74,941	—	—	—	75,000
—	—	—	—	72,577,561	—	—	—	72,629,311
—	—	—	—	—	(20,321,456)	—	—	(20,321,456)

—	—	—	—	240,997,444	(145,361,011)	(104,609)	(25,393)	95,773,958
—	—	—	—	—	—	95,550	—	95,550
—	—	—	—	29,295	—	—	—	29,324
—	—	—	—	74,943	—	—	—	75,000
—	—	—	—	14,988	—	—	—	15,000
—	—	—	—	14,986	—	—	—	15,000
—	—	—	—	65,075	—	—	—	65,155
—	—	—	—	26,640	—	—	—	26,668
—	—	—	—	16,905	—	—	—	16,935
—	—	—	—	—	(26,775,418)	—	—	(26,775,418)

—	—	—	—	241,240,276	(172,136,429)	(9,059)	(25,393)	69,337,172
—	—	—	—	(9,059)	—	9,059	—	—
—	—	—	—	17,105	—	—	—	17,133
—	—	—	—	5,348	—	—	—	5,355
—	—	—	—	89,931	—	—	—	90,000
—	—	—	—	114,300	—	—	—	114,400
—	—	—	—	24,646	—	—	—	24,677
—	—	—	—	81,050	—	—	—	81,200
—	—	—	—	15,420	—	—	—	15,450
—	—	—	—	4,466	—	—	—	4,470
—	—	—	—	666,211	—	—	—	667,180
—	—	—	—	2,655,849	—	—	—	2,655,849
—	—	—	—	—	(27,671,177)	—	—	(27,671,177)

—	$—	—	$—	$244,905,543	$(199,807,606)	$—	(25,393)	$45,341,709

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

STATEMENTS OF CASH FLOWS
Years ended May 31, 2007, 2006 and 2005
and the cumulative period from June 19, 1985
(inception) through May 31, 2007

				Cumulative
				from
				June 19, 1985
	Years ended May 31,			through
	2007	2006	2005	May 31, 2007

Cash flows from operating activities:
Net loss	$(27,671,177)	(26,775,418)	(20,321,456)	(199,807,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Marketable security amortization	(1,213,864)	(1,695,897)	(537,201)	(3,512,067)
Depreciation and amortization	488,891	668,063	447,633	19,433,662
Share based compensation	2,745,849	200,550	197,121	6,806,873
Loss on sale of equipment	19,729	—	—	86,088
Changes in assets and liabilities:
Restricted cash	396,740	926,492	—	529,752
Prepaid expenses	139,912	13,637	(212,077)	(882,403)
Other current assets	(212,854)	139,808	(138,726)	(2,109,105)
Other assets	49,391	(451)	—	55,791
Accounts payable	(908,779)	1,156,234	1,487,919	3,573,025
Accrued expenses	(32,888)	23,327	(6,328)	101,118
Government grant liability	(396,740)	(926,492)	—	(529,752)
Accrued compensation and benefits	(176,329)	202,255	120,970	565,709
Other current liabilities	(249,580)	—	—	—
Other liabilities	7,431	(2,002)	(1,174)	7,431

Net cash used in operating activities	(27,014,268)	(26,069,894)	(18,963,319)	(175,681,484)

Cash flows from investing activities:
Purchase of property, plant, equipment, and capitalized engineering costs	(7,954,855)	(912,057)	(275,076)	(27,903,168)
Proceeds from sale of land and equipment	—	—	—	1,863,023
Proceeds from matured marketable securities	88,000,000	187,794,000	18,315,000	705,646,352
Proceeds from sale of marketable securities	—	—	—	7,141,656
Purchase of marketable securities	(70,041,318)	(128,445,934)	(105,664,266)	(726,215,925)

Net cash provided by (used in) investing activities	10,003,827	58,436,009	(87,624,342)	(39,468,062)

Cash flows from financing activities:
Proceeds from issuance of common stock	929,865	138,082	79,340,871	237,055,000
Payment of common stock issuance costs	—	—	(4,995,689)	(14,128,531)
Proceeds from issuance of preferred stock	—	—	—	6,644,953
Proceeds from sale of stock options to purchase common shares	—	—	—	7,443,118
Proceeds from issuance of notes payable	—	—	—	1,500,000
Repayment of notes payable	—	—	—	(140,968)

Net cash provided by financing activities	929,865	138,082	74,345,182	238,373,572

Net increase (decrease) in cash	(16,080,576)	32,504,197	(32,242,479)	23,224,026
Cash and cash equivalents at beginning of period	39,304,602	6,800,405	39,042,884	—

Cash and cash equivalents at end of period	$23,224,026	39,304,602	6,800,405	23,224,026

Supplemental Schedule of Noncash Financing Activities:
Exercise of stock option, 5,000 shares in exchange for 1,717 treasury shares	$—	—	25,393	25,393

See accompanying notes to financial statements.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)

NOTES TO FINANCIAL STATEMENTS
May 31, 2007 and 2006

(1)	Summary of Significant Accounting Policies

Description of Operations in the Development Stage

Northfield Laboratories Inc. (the “Company”), a Delaware corporation, was incorporated on June 19, 1985 to research, develop, test, manufacture, market, and distribute a hemoglobin-based blood substitute product. The Company is continuing its research and development activities.

Basis of Presentation

The financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” which requires development stage companies to employ the same generally accepted accounting principles as operating companies.

The Company as of the year ended May 31, 2007 reported cash and cash equivalents and marketable securities of $40.2 million. Existing capital resources are forecast to be adequate to satisfy operating and capital requirements, including the expenditures the Company expects will be incurred in connection with the preparation and submittal of a Biologics License Application to FDA, to prepare for the commercial launch of PolyHeme, and for other general corporate purposes for the next 18 months. Thereafter, the Company may require substantial additional funding to continue its operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash in banks, and money market funds.

Restricted Cash

As of May 31, 2007, the Company had $529,752 in restricted cash from a government grant. The funds will be used in accordance with the terms of the grant and all funds will be used during the fiscal year 2008.

The Company will recognize the funds as a contra-expense or a reduction of asset carrying value based on the type of grant expenditure incurred.

Marketable Securities

Marketable securities consist of high grade commercial paper, all of which have maturities of less than one year. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.

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

Computation of Net Loss Per Share

Basic earnings per share are based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common equivalent shares. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common equivalent shares as long as their inclusion is not anti-dilutive. Because the Company reported a net loss for the years ended May 31, 2007, 2006, and 2005 and the cumulative period from June 19, 1985 (inception) through May 31, 2007, basic and diluted per share amounts are the same.

The following potential common share instruments have been excluded in the computation of per share amounts for all periods presented as their effect on per share calculations is antidilutive. The share amounts represent an average balance of all outstanding options and warrants for each period presented.

				Cumulative
				From
				June 19, 1985
				Through
	2007	2006	2005	May 31, 2007

Stock options	1,714,375	1,562,500	1,290,563	764,202
Warrants	163,905	212,392	212,392	89,663

	1,878,280	1,774,892	1,502,955	853,865

Of the total options and warrants outstanding as of May 31, 2007, the Company has no options in-the-money, 1,681,375 options out-of-the-money, and 115,418 warrants out-of-the-money that were excluded from the net loss per share calculation.

Stock Based Compensation

Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the fair value of the Company’s common stock at the grant date over the amount the employee must pay for the stock.

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

The effect of adopting SFAS 123R and the impact of the expense on basic earnings per share for the year ended May 31, 2007 was $.10. The charge associated with share-based compensation expense recognized in Statement of Operations for the year ended May 31, 2007 was $2,745,849.

The following table shows the effect on net income for the years ended May 31, 2006 and May 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	Year Ended	Year Ended
	May 31, 2006	May 31, 2005

Net loss as reported	(26,775,418)	$(20,321,456)
Add: Stock based compensation expense included in statements of operations	200,550	197,121
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(2,721,700)	(1,659,343)

Pro forma net loss	$(29,296,568)	$(21,783,678)

Basic and diluted earnings per share:
As reported	(1.00)	(.88)
Pro forma	(1.09)	(.94)

As of May 31, 2007, there was approximately $3,434,794 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions used for option grants in fiscal 2007, 2006, and 2005.

	Year Ended	Year Ended	Year Ended
	May 31, 2007	May 31, 2006	May 31, 2005

Fair Value	1,160,525	5,446,235	4,598,160
Fair value per share	$7.61	$12.71	$11.76
Expected volatility	75.8%	71.0%	71.3%
Risk-free interest rate	5.0%	4.2%	4.0%
Dividend yield	—	—	—
Expected lives	6.7 years	7.2 years	7.7 years

Financial Instruments

The fair market values of financial instruments, which consist of marketable securities (note 3), were not materially different from their carrying values at May 31, 2007 and 2006.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications

Certain amounts included in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

(2)	Miscellaneous Receivable

For the fiscal year ended May 31, 2007 the Company recorded a miscellaneous receivable in the amount of $212,854 to reflect proceeds from an insurance claim made in May 2007 for legal expenses incurred in relation to a putative class action lawsuit that was initiated in the fourth quarter of 2006. The insurance proceeds were received by the Company on July 9, 2007.

(3)	Marketable Securities

The Company classifies its investments in marketable securities as “held to maturity” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.’’ Held to maturity securities are securities which the Company has the ability and intent to hold until maturity. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. All marketable securities are due within one year.

Marketable securities at May 31, 2007 were as follows:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains/(Losses)

Certificates of Deposit	$—	$—	$—
US Government and agency securities	—	—	—
Corporate debt securities	16,934,204	16,934,479	275

Total	$16,934,204	$16,937,479	$275

Marketable securities at May 31, 2006 were as follows:

			Gross Unrealized
	Amortized Cost	Fair Value	(Losses)

Certificates of Deposit	$—	$—	$—
US Government and agency securities	—	—	—
Corporate debt securities	33,679,022	33,677,649	(1,373)

Total	$33,679,022	$33,677,649	$(1,373)

Fair values are based on quoted market prices.

(4)	Property, Plant, and Equipment

Property, plant, and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows as of May 31, 2007 and 2006:

	Useful Life	2007	2006

Land		$2,758,364	—
Building	39.5 years	3,996,549	—
Manufacturing equipment	5 years	9,817,151	10,263,545
Laboratory equipment	5 years	1,267,870	1,340,440
Office furniture and equipment	7 years	848,516	815,100
Computer equipment	3 years	359,411	287,468
Leasehold improvements and asset retirement obligations	Lease term	65,435	1,818,600
Capitalized engineering costs	3 years	474,950	1,128,896

		19,588,246	15,654,049
Less accumulated depreciation and amortization		(11,063,080)	(14,575,118)

		$8,525,166	$1,078,931

Depreciation and amortization expense related to property, plant and equipment amounted to $488,891, $668,063 and $447,633 for the years ended May 31, 2007, 2006, and 2005, respectively. During 2007, the Company wrote-off $2.3 million in fully depreciated assets.

(5)	Asset Retirement Obligations

The Company adopted Statement of Financial Accounting Standards, SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of June 1, 2003 and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” as of March 5, 2005. The cumulative effect of the change in accounting principle upon implementation was to recognize a net asset of $17,800, an increase in liabilities of $92,721 and an increase in net loss of $74,921, or $0.01 per share.

The obligation relates to the restoration of a leased manufacturing facility to its original condition. A liability of $100,000 had been recorded in a prior period.

The Company’s asset retirement obligations are included in other liabilities.

The balances and changes thereto are summarized below:

Year Ended
May 31, 2006

Obligation at June 1	$228,972
Accretion	20,607

Obligation at May 31	$249,579

On June 23, 2006 the Company purchased its previously leased facility. The obligation to restore the facility to its original condition was eliminated and the restoration liability was reversed in the first quarter of fiscal 2007.

(6)	Shareholders’ Equity

On June 19, 1985, the date of incorporation, the Company authorized 5,500,000 shares of $.10 par value common stock. On August 12, 1985, an amendment to the Certificate of Incorporation was approved increasing the authorized number of common shares to 8,750,000 and changing the par value to $.01.

On June 7, 1988, the Company issued 413,020 additional shares of common stock for net proceeds of $9,754,000. In conjunction with this transaction, all outstanding shares of Series A and Series B convertible preferred stock were converted to common stock and the Series B warrants were converted to common stock warrants (note 9). In conjunction with this transaction, options for 47,115 common shares were exercised at $2.00 per share.

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

On October 21, 2004, the Company issued 1,000 additional restricted shares of common stock to an employee in the form of a stock grant.

On November 10,11 and 12, 2004 the Company issued 84,029 additional shares of common stock upon the exercise of stock options for cash at $13.38, $10.88 and $10.81 per share for net proceeds of $961,013.

On November 16,17 and 18, 2004, the Company issued 48,971 additional shares of common stock upon the exercise of stock options for cash at $10.81 per share for net proceeds of $529,377.

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

On June 20, 2006, the Company issued 2,750 additional shares of common stock upon the exercise of stock options for cash at $5.15 and $7.13 per share for net proceeds of $17,133.

On July 10, 2006, the Company issued 750 additional shares of common stock upon the exercise of stock options for cash at $7.14 per share for net proceeds of $5,355.

On September 20, 2006, the Company issued 6,912 additional shares of common stock to directors in the form of stock grants.

On September 22, 2006, the Company issued 5,000 additional shares of common stock upon the exercise of stock options for cash at $11.44 per share for net proceeds of $57,200.

On September 29, 2006, the Company issued 5,000 additional shares of common stock upon the exercise of stock options for cash at $11.44 per share for net proceeds of $57,200.

On October 25, 2006, the Company issued 1,875 additional shares of common stock upon the exercise of stock options for cash at $5.15 and $11.92 per share for net proceeds of $12,195.

On October 30, 2006, the Company issued 1,250 additional shares of common stock upon the exercise of stock options for cash at $5.15 and $13.21 per share for net proceeds of $12,482.

On November 22, 2006, the Company issued 15,000 additional shares of common stock upon the exercise of stock options for cash at $5.08 and $6.08 per share for net proceeds of $81,200.

On December 5, 2006, the Company issued 3,000 additional shares of common stock upon the exercise of stock options for cash at $5.15 per share for net proceeds of $15,450.

On December 8, 2006, the Company issued 96,974 additional shares of common stock upon the exercise of warrants for cash at $6.88 per share for net proceeds of $667,180.

On December 15, 2006, the Company issued 375 additional shares of common stock upon the exercise of stock options for cash at $11.92 per share for net proceeds of $4,470.

(7)	Income Taxes

As a result of losses incurred to date, the Company has not provided for income taxes. As of May 31, 2007, the Company has net operating loss carryforwards for income tax purposes of approximately $176,000,000, which are available to offset future taxable income, if any, from 2008 to 2027. Deferred tax assets primarily resulted from net operating loss carryforwards and differences in the recognition of research and development and depreciation expenses. During the year ended May 31, 2007, net operating loss carryforwards of $7,500,000 expired. Additionally, the Company has approximately $5,700,000 of research and experimentation tax credits and investment tax credits available to reduce future income taxes through 2027.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

The net deferred tax assets as of May 31, 2007 and 2006 are summarized as follows:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$68,000,000	$61,000,000
Tax credit carryforwards	5,700,000	5,000,000
Other	2,600,000	2,300,000

	76,300,000	68,300,000
Valuation allowance	(76,300,000)	(68,300,000)

Net deferred tax assets	$—	$—

The net change in the valuation allowance for the fiscal years ended May 31, 2007, 2006 and 2005 was an increase of $8,000,000, $9,200,000 and $4,400,000, respectively. Differences between the statutory federal tax rate of 34 percent and effective federal rates are primarily due to the increase in the valuation allowance for net deferred tax assets.

(8)	Stock Option Plan

The Company’s Nonqualified Stock Option Plan for Outside Directors (the “Directors Plan”) lapsed on May 31, 2004. Following the termination of the plan, all options outstanding prior to plan termination may be exercised in accordance with their terms. During 2004 the Company did not grant any options to purchase shares of common stock under the Directors Plan. As of May 31, 2007 options to purchase a total of 60,000 shares of the Company’s common stock at prices between $4.09 and $13.38 per share were outstanding under the Directors Plan. These options expire between 2008 and 2012, ten years after the date of grant.

With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the “1996 Option Plan”). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. As of May 31, 2007, options to purchase a total of 164,500 shares of the Company’s common stock at prices between $9.56 and $15.41 were outstanding. These options expire between 2006 and 2010, ten years after the date of grant. Under the 1996 Option Plan, this plan has lapsed allowing no additional grants to be made.

With an effective date of June 1, 1999, the Company established the Northfield Laboratories Inc. 1999 Stock Option Plan (the “1999 Option Plan”). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1999 Option Plan. These options expire in 2013, ten years after the date of grant. As of May 31, 2007, options to purchase a total of 283,375 shares of the Company’s common stock at prices between $3.62 and $14.17 per share were outstanding under the 1999 Option Plan.

With an effective date of January 1, 2003, the Company established the New Employee Stock Option Plan (the “New Employee Plan”). This plan provides for the granting of stock options to the Company’s new employees. Stock options to purchase a total of 350,000 shares are available under the New Employee Plan. During the year ended May 31, 2007 the Company granted 30,000 options to purchase shares of common stock at prices between $9.65 and $10.87. Stock options for 25,000 shares were cancelled. The remaining 5,000 options to purchase shares of common stock expire in 2016, ten years after the date of grant. During the year ended May 31, 2006, the Company granted 15,000 options to purchase shares of common stock at prices between $10.62 and $13.42. These options expire in 2015 and 2016 or ten years after date of grant. During the year ended May 31, 2005, the Company granted 35,000 options to purchase shares of common stock at prices of $10.41 and $22.02 per share. These options expire in 2015 or ten years after the date of grant. As of May 31, 2007, options to purchase a total of 80,000 shares of the Company’s common stock at prices between $3.62 and $18.55 per share were outstanding under the New Employee Plan.

With an effective date of September 17, 2003, the Company established 2003 Equity Compensation Plan. This plan provides for the granting of stock, stock options and various other types of equity compensation to the Company’s employees, non-employee directors and consultants. Stock options to purchase a total of 2,250,000 shares are available under the 2003 Equity Compensation Plan. During the year ended May 31, 2007, the Company granted 122,500 options to purchase shares of common stock at prices between $3.61 and $14.68. These options expire between 2016 and 2017 or ten years after date of grant. During the year ended May 31, 2007, the Company granted and issued 6,912 common shares at $13.03 per share to directors. During the year ended May 31, 2006, the Company granted 413,500 options to purchase shares of common stock at prices between $9.42 and $13.22. These options expire between 2015 and 2016 or ten years after date of grant. During the year ended May 31, 2006, the Company granted and issued 8,291 common shares at prices between $10.67 and $13.22 to directors. During the year ended May 31, 2005, the Company granted 356,000 options to purchase shares of common stock at prices between $11.09 and $18.55. These options expire between 2014 and 2015 or ten years after date of grant. During the year ended May 31, 2005, the Company granted and issued 5,925 common shares at a price of $12.66 to directors and the Company granted 5,500 restricted common shares at prices between $12.90 and $13.06 to officers. These shares have a two-year vesting period. At May 31, 2007 and May 31, 2006, the amount of related deferred compensation reflected in shareholders’ equity was $0 and $9,059 respectively. The amortization of deferred compensation for the years ended May 31, 2007 and May 31, 2006 was $9,059 and $95,550, respectively. At May 31, 2007, options to purchase a total of 1,093,500 shares of the Company’s common stock at prices between $3.61 and $18.55 were outstanding under the 2003 Equity Compensation Plan.

The Company issued shares from authorized but un-issued common shares upon share option exercises and restricted stock grants.

Additional information on shares subject to options is as follows:

The following table summarizes information about stock options outstanding at May 31, 2007:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,746,375	$11.11	1,377,625	$10.61	1,203,500	$8.64
Granted	152,500	10.58	428,500	12.72	391,000	16.23
Exercised	35,000	7.51	16,625	8.31	167,875	10.37
Canceled	82,500	12.70	43,125	12.14	49,000	7.85
Expired	100,000

Outstanding at end of year	1,681,375	$11.08	1,746,375	$11.11	1,377,625	$10.61

Options exercisable at year end	1,121,000	$10.26	943,500	$9.94	680,125	$9.51

Weighted-average fair value of options granted during the year	$7.61		$12.71		$11.76

	Options Outstanding			Options Exercisable
		Weighted		Options	Weighted
		Average	Weighted	Exercisable	Average	Weighted
		Remaining	Average	At	Remaining	Average
Range of	Number	Contractual	Exercise	May 31,	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	2007	Life	Price

$ 3.61 — 6.50	343,500	6.02	$4.64	304,125	6.04	$4.66
7.13 — 9.65	228,375	6.37	7.65	168,500	6.34	7.62
10.62 — 12.76	463,500	6.76	11.93	236,750	7.27	11.49
12.90 — 15.41	426,000	6.57	13.31	301,625	6.48	13.41
18.55	220,000	7.67	18.55	110,000	7.67	18.55

The aggregate intrinsic value for options outstanding and exercisable in the table above is $0. The total intrinsic value of options exercised during the fiscal years ended May 31, 2007, 2006, and 2005 was $240,254, $66,433 and $1,012,286, respectively. The total fair value of options vested during the fiscal years ended May 31, 2007, 2006, and 2005 was $2,297,887, $1,921,249 and $1,143,357, respectively.

(9)	Stock Warrants

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

In connection with a share offering dated January 29, 2004, the Company issued a warrants to purchase 96,974 shares of common stock at $6.88 per share. The warrants were exercised on December 8, 2006.

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

(10)	Leases/commitments

Rent expense amounted to $176,604, $820,489, and $800,540 for the years ended May 31, 2007, 2006, and 2005, respectively.

On June 23, 2006, the Company purchased its research and manufacturing facility and wrote off the asset retirement obligation of $249,500. The lease was collateralized by a $49,200 security deposit that was returned upon purchase.

The Company’s lease for its corporate facility expires February 14, 2011. The lease is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 14, 2009, unamortized broker commissions of $17,470 would also be due. The lease is secured by a security deposit of $19,250 as of May 31, 2007.

At May 31, 2007, future minimum lease payments under the operating leases are as follows:

Years Ending
May 31,	Amount

2008	$360,198
2009	367,248

$727,446

(11)	Employee Benefit Plan

Effective January 1, 1994, the Company established a defined contribution 401(k) savings plan covering each employee of the Company satisfying certain minimum length of service requirements. Matching contributions to the accounts of plan participants are made by the Company in an amount equal to 33% of each plan participant’s before-tax contribution, subject to certain maximum contribution limitations, and are made at the discretion of the Company. Expenses incurred under this plan for Company contributions for the years ended May 31, 2007, 2006, and 2005 amounted to $269,020, $248,112, and $202,838, respectively.

(12)	Quarterly Financial Information (Unaudited)

The following table shows our quarterly unaudited financial information for the eight quarters ended May 31, 2007. The Company has prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion this information reflects fairly, in all material respects, the results of its operations. You should not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. You should be aware of possible variances in our future quarterly results. See “Risk Factors” in the body of this document.

	Quarter Ended
	(In thousands except per share data)
	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,
	2007	2007	2006	2006	2006	2006	2005	2005

Revenues	—	—	—	—	—	—	—	—
Costs and expenses:
Research and development	5,132	4,476	5,625	5,826	7,712	5,786	5,573	5,094
General and administrative	1,839	2,270	2,701	2,564	1,530	1,454	1,460	1,389

	6,971	6,746	8,326	8,390	9,242	7,240	7,033	6,483
Other income and expense:
Interest income	578	635	723	827	911	845	764	702
Interest expense	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—

Net loss	(6,393)	(6,112)	(7,603)	(7,563)	(8,331)	(6,395)	(6,269)	(5,781)

Net loss per share — basic and diluted	(0.24)	(0.23)	(0.28)	(0.28)	(0.31)	(0.24)	(0.23)	(0.22)

Shares used in calculation	26,906	26,911	26,800	26,776	26,770	26,769	26,759	26,751

(13)	Legal Proceedings

During 2006, ten separate complaints were filed, each purporting to be on behalf of a class of Northfield’s shareholders, against Northfield and Dr. Steven A. Gould, Northfield’s Chief Executive Officer, and Richard E. DeWoskin, Northfield’s former Chief Executive Officer. Those putative class actions have been consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed in July 2006, and alleges, among other things, that during the period from December 22, 2003 to February 21, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about Northfield’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs allege that those allegedly false and misleading statements and omissions caused the purported class to purchase Northfield common stock at artificially inflated prices. As relief, the complaint seeks, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The putative class action is at an early stage and it is not possible at this time to predict the outcome of any of the matters or their potential effect, if any, on Northfield or the clinical development or future commercialization of PolyHeme. Northfield intends to defend vigorously against the allegations stated in the Consolidated Amended Class Action Complaint.

In March 2006, the SEC notified Northfield that it was conducting an informal inquiry, and requested that Northfield voluntarily provide the SEC with certain categories of documents from 1998 to the present primarily relating to Northfield’s public disclosures concerning the clinical development of PolyHeme. Since its initial notice, the SEC has sent Northfield additional requests for documents and information. Northfield is cooperating with the SEC and has provided the SEC with certain requested documents and information.

Also in March 2006, Northfield received a letter from Senator Charles E. Grassley, then Chairman of the Senate Committee on Finance, informing Northfield that the Committee was concerned that Northfield’s Phase III clinical trauma trial may not have satisfied all of the criteria of the federal regulation that allows a waiver of informed consent in the context of emergency research. In that letter, the Committee requested that Northfield provide certain categories of documents primarily relating to the Phase III clinical trauma trial. Northfield representatives have met with the staff of the Committee and we have provided certain documents and information requested by the Committee.

EXHIBITS

Number		Description

3.1		Restated Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.11 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended November 30, 1999)
3.2		Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Commission on August 15, 2005)
10.1		Sublease dated as of April 20, 1988 between the Registrant and First Illinois Bank of Evanston, N.A., as Trustee (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on March 25, 1994, File No. 33-76856 (the “S-1 Registration Statement”))
10.2		Amendment to Sublease dated as of January 7, 1998 between the Registrant and Bank One of Illinois, N.A., as successor to First Illinois Bank of Evanston, N.A. (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended February 28, 1998)
10.4		Second Amendment to Lease between the Registrant and Rotary International (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Commission on March 7, 2005)
10.5		License Agreement dated as of March 6, 1989 between the Registrant and KabiVitrum AB (predecessor of Pharmacia & Upjohn Inc.) (incorporated herein by reference to Exhibit 10.6 to the S-1 Registration Statement)
10.6		License Agreement dated as of July 20, 1990 between the Registrant and Eriphyle BV (incorporated herein by reference to Exhibit 10.7 to the S-1 Registration Statement)
10	.7*	Northfield Laboratories Inc. 401(K) Plan (incorporated herein by reference to Exhibit 10.14 to the S-1 Registration Statement)
10	.8*	Northfield Laboratories Inc. Nonqualified Stock Option Plan for Outside Directors (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the Registrant’s fiscal year ended May 31, 1994)
10	.9*	Northfield Laboratories Inc. 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.5.1 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended November 30, 1997)
10	.10*	Northfield Laboratories Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the Registrant’s fiscal year ended May 31, 1999)
10	.11*	Northfield Stock Option Plan for New Employees (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 27, 2003, File No. 333-106615 the “S-3 Registration Statement”)
10	.12*	Northfield Laboratories Inc. 2003 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 30, 2003, File No. 333-110110)
10	.13*	Employment Agreement dated as of January 25, 2005 between the Registrant and Steven A. Gould, M.D. (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Commission on February 1, 2005)
10	.14*	Employment Agreement dated as of January 25, 2005 between the Registrant and Jack J. Kogut (incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed by the Registrant with the Commission on February 1, 2005)
10	.15*	Form of Indemnification Agreement — Director and Executive Officer (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended February 28, 2001)
10	.16*	Form of Indemnification Agreement — Director (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended February 28, 2001)
10	.17*	Form of Indemnification Agreement — Executive Officer (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the Registrant’s quarter ended February 28, 2001)

Number	Description

10.18	Agreement of Purchase and Sale dated June 12, 2006 between First Industrial, L.P. and the Registrant (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the Registrant’s fiscal year ended May 31, 2006)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 14, 2007.

NORTHFIELD LABORATORIES INC.

By:	/s/ Steven A. Gould, M.D.
Steven A. Gould, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 14, 2007.

Signature	Title

/s/ Steven A. Gould, M.D. Steven A. Gould, M.D.	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Donna O’Neill-Mulvihill Donna O’Neill-Mulvihill	Vice President Finance (principal financial and accounting officer)

/s/ John F. Bierbaum John F. Bierbaum	Director

/s/ Bruce S. Chelberg Bruce S. Chelberg	Director

/s/ Alan L. Heller Alan L. Heller	Director

/s/ Paul M. Ness, M.D. Paul M. Ness, M.D.	Director

/s/ David A. Savner David A. Savner	Director

/s/ Edward C. Wood, Jr. Edward C. Wood, Jr.	Director