Form 10-Q
period 2007-08-31
NORTHFIELD LABORATORIES INC /DE/
filed 2007-10-10
CIK 920947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act) Yes ☐ No ☑
     As of August 31, 2007, Registrant had 26,914,824 shares of common stock outstanding

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
These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2007 which is filed with the Securities and Exchange Commission, and those matters discussed under “Legal Proceedings” in this Quarterly Report. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place undue weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.
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
We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of August 31, 2007, the related statements of operations and cash flows for the three-month periods ended August 31, 2007 and August 31, 2006, and for the period from June 19, 1985 (inception) through August 31, 2007. We have also reviewed the statements of shareholders’ equity (deficit) for the three-month period ended August 31, 2007 and for the period from June 19, 1985 (inception) through August 31, 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Northfield Laboratories Inc. as of May 31, 2007, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended and for the period from June 19, 1985 (inception) through May 31, 2007 (not presented herein); and in our report dated August 14, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2007 and in the accompanying statements of operations, cash flows and shareholders’ equity (deficit) for the period from June 19, 1985 (inception) through May 31, 2007 is fairly stated, in all material respects, in relation to the statements from which it has been derived.
(signed) KPMG LLP
Chicago, IL
October 10, 2007

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Balance Sheets
August 31, 2007 and May 31, 2007

	August 31,	May 31,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,237,015	23,224,026
Restricted cash	—	529,752
Marketable securities	11,961,447	16,934,204
Prepaid expenses	685,051	673,192
Other current assets	646,625	212,854

Total current assets	35,530,138	41,574,028

Property, plant, and equipment	19,759,536	19,588,246
Accumulated depreciation	(11,228,022)	(11,063,080)

Net property, plant, and equipment	8,531,514	8,525,166

Other assets	19,550	19,550

	$44,081,202	50,118,744

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,992,518	3,573,025
Accrued expenses	176,281	101,118
Accrued compensation and benefits	849,048	565,709
Government grant liability	—	529,752

Total current liabilities	3,017,847	4,769,604
Other liabilities	9,664	7,431

Total liabilities	3,027,511	4,777,035

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 60,000,000 shares; issued 26,916,541 at August 31, 2007 and 26,916,541 at May 31, 2007	269,165	269,165
Additional paid-in capital	245,422,982	244,905,543
Deficit accumulated during the development stage	(204,613,063)	(199,807,606)

	41,079,084	45,367,102
Less cost of common shares in treasury; 1,717 shares and 1,717 shares, respectively	(25,393)	(25,393)

Total shareholders’ equity	41,053,691	45,341,709

	$44,081,202	50,118,744

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Operations
Three months ended August 31, 2007 and August 31, 2006 and for the period from June 19, 1985 (inception) through August 31, 2007

			Cumulative
			from
			June 19, 1985
	Three months ended August 31,		through
	2007	2006	August 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Revenues — license income	$—	—	3,000,000
Costs and expenses:
Research and development	3,777,501	5,826,112	172,618,317
General and administrative	1,510,284	2,563,649	66,160,579

	5,287,785	8,389,761	238,778,896

Other income and expense:
Interest income	482,328	827,187	31,323,988
Interest expense	—	—	83,234

	$482,328	827,187	31,240,754

Net loss before cumulative effect of change in accounting principle	(4,805,457)	(7,562,574)	(204,538,142)

Cumulative effect of change in accounting principle	—	—	74,921

Net loss	$(4,805,457)	(7,562,574)	(204,613,063)

Net loss per share — basic and diluted	$(0.18)	(0.28)	(15.87)

Shares used in calculation of per share data — basic and diluted	26,914,814	26,775,762	12,896,844

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Three months ended August 31, 2007 and the cumulative period from June 19, 1985 (inception) through August 31, 2007

										Deficit			Total
					Series A convertible		Series B convertible			accumulated			share-
	Preferred stock		Common stock		preferred stock		preferred stock		Additional	during the	Deferred		holders’
	Number	Aggregate	Number	Aggregate	Number	Aggregate	Number	Aggregate	paid-in	development	compen-	Treasury	equity
	of shares	amount	of shares	amount	of shares	amount	of shares	amount	capital	stage	sation	shares	(deficit)
Issuance of common stock on August 27, 1985	—	$—	3,500,000	$35,000	—	$—	—	$—	$(28,000)	$—	$—	—	$7,000
Issuance of Series A convertible preferred stock at $4.00 per share on August 27, 1985 (net of costs of issuance of $79,150)	—	—	—	—	250,000	250,000	—	—	670,850	—	—	—	920,850
Net loss	—	—	—	—	—	—	—	—	—	(607,688)	—	—	(607,688)

Balance at May 31, 1986	—	$—	3,500,000	$35,000	250,000	$250,000	—	$—	$642,850	$(607,688)	$—	—	$320,162
Net loss	—	—	—	—	—	—	—	—	—	(2,429,953)	—	—	(2,429,953)
Deferred compensation relating to grant of stock options	—	—	—	—	—	—	—	—	2,340,000	—	(2,340,000)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	720,000	—	720,000

Balance at May 31, 1987	—	$—	3,500,000	$35,000	250,000	$250,000	—	$—	$2,982,850	$(3,037,641)	$(1,620,000)	—	$(1,389,791)
Issuance of Series B convertible preferred stock at $35.68 per share on August 14, 1987 (net of costs of issuance of $75,450)	—	—	—	—	—	—	200,633	200,633	6,882,502	—	—	—	7,083,135
Net loss	—	—	—	—	—	—	—	—	—	(3,057,254)	—	—	(3,057,254)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	566,136	—	566,136

Balance at May 31, 1988	—	$—	3,500,000	$35,000	250,000	$250,000	200,633	$200,633	$9,865,352	$(6,094,895)	$(1,053,864)	—	$3,202,226
Issuance of common stock at $24.21 per share on June 7, 1988 (net of costs of issuance of $246,000)	—	—	413,020	4,130	—	—	—	—	9,749,870	—	—	—	9,754,000
Conversion of Series A convertible preferred stock to common stock on June 7, 1988	—	—	1,250,000	12,500	(250,000)	(250,000)	—	—	237,500	—	—	—	—
Conversion of Series B convertible preferred stock to common stock on June 7, 1988	—	—	1,003,165	10,032	—	—	(200,633)	(200,633)	190,601	—	—	—	—
Exercise of stock options at $2.00 per share	—	—	47,115	471	—	—	—	—	93,759	—	—	—	94,230
Issuance of common stock at $28.49 per share on March 6, 1989 (net of costs of issuance of $21,395)	—	—	175,525	1,755	—	—	—	—	4,976,855	—	—	—	4,978,610
Issuance of common stock at $28.49 per share on March 30, 1989 (net of costs of issuance of $10,697)	—	—	87,760	878	—	—	—	—	2,488,356	—	—	—	2,489,234
Sale of options at $28.29 per share to purchase common stock at $.20 per share on March 30, 1989 (net of costs of issuance of $4,162)	—	—	—	—	—	—	—	—	7,443,118	—	—	—	7,443,118
Net loss	—	—	—	—	—	—	—	—	—	(791,206)	—	—	(791,206)
Deferred compensation relating to grant of stock options	—	—	—	—	—	—	—	—	683,040	—	(683,040)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	800,729	—	800,729

Balance at May 31, 1989	—	$—	6,476,585	$64,766	—	$—	—	$—	$35,728,451	$(6,886,101)	$(936,175)	—	$27,970,941
Net loss	—	—	—	—	—	—	—	—	—	(3,490,394)	—	—	(3,490,394)
Deferred compensation relating to grant of stock options	—	—	—	—	—	—	—	—	699,163	—	(699,163)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	546,278	—	546,278

Balance at May 31, 1990	—	$—	6,476,585	$64,766	—	$—	—	$—	$36,427,614	$(10,376,495)	$(1,089,060)	—	$25,026,825
Net loss	—	—	—	—	—	—	—	—	—	(5,579,872)	—	—	(5,579,872)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	435,296	—	435,296

Balance at May 31, 1991	—	$—	6,476,585	$64,766	—	$—	—	$—	$36,427,614	$(15,956,367)	$(653,764)	—	$19,882,249
Exercise of stock warrants at $5.60 per share	—	—	90,000	900	—	—	—	—	503,100	—	—	—	504,000
Net loss	—	—	—	—	—	—	—	—	—	(7,006,495)	—	—	(7,006,495)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	254,025	—	254,025

Balance at May 31, 1992	—	$—	6,566,585	$65,666	—	$—	—	$—	$36,930,714	$(22,962,862)	$(399,739)	—	$13,633,779
Exercise of stock warrants at $7.14 per share	—	—	15,000	150	—	—	—	—	106,890	—	—	—	107,040
Issuance of common stock at $15.19 per share on April 19, 1993 (net of costs of issuance of $20,724)	—	—	374,370	3,744	—	—	—	—	5,663,710	—	—	—	5,667,454
Net loss	—	—	—	—	—	—	—	—	—	(8,066,609)	—	—	(8,066,609)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	254,025	—	254,025

Balance at May 31, 1993	—	$—	6,955,955	$69,560	—	$—	—	$—	$42,701,314	$(31,029,471)	$(145,714)	—	$11,595,689
Net loss	—	—	—	—	—	—	—	—	—	(7,363,810)	—	—	(7,363,810)
Issuance of common stock at $6.50 per share on May 26, 1994 (net of costs of issuance of $2,061,149)	—	—	2,500,000	25,000	—	—	—	—	14,163,851	—	—	—	14,188,851
Cancellation of stock options	—	—	—	—	—	—	—	—	(85,400)	—	85,400	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	267	—	267

Balance at May 31, 1994	—	$—	9,455,955	$94,560	—	$—	—	$—	$56,779,765	$(38,393,281)	$(60,047)	—	$18,420,997
Net loss	—	—	—	—	—	—	—	—	—	(7,439,013)	—	—	(7,439,013)
Issuance of common stock at $6.50 per share on June 20, 1994 (net of issuance costs of $172,500)	—	—	375,000	3,750	—	—	—	—	2,261,250	—	—	—	2,265,000
Exercise of stock options at $7.14 per share	—	—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Exercise of stock options at $2.00 per share	—	—	187,570	1,875	—	—	—	—	373,264	—	—	—	375,139
Cancellation of stock options	—	—	—	—	—	—	—	—	(106,750)	—	106,750	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	(67,892)	—	(67,892)

Balance at May 31, 1995	—	$—	10,028,525	$100,285	—	$—	—	$—	$59,378,829	$(45,832,294)	$(21,189)	—	$13,625,631
See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Three months ended August 31, 2007 and the cumulative period from June 19, 1985 (inception) through August 31, 2007

											Deficit			Total
						Series A convertible		Series B convertible			accumulated			share-
	Preferred stock			Common stock		preferred stock		preferred stock		Additional	during the	Deferred		holders’
	Number	Aggregate		Number	Aggregate	Number	Aggregate	Number	Aggregate	paid-in	development	compen-	Treasury	equity
	of shares	amount		of shares	amount	of shares	amount	of shares	amount	capital	stage	sation	shares	(deficit)
Net loss	—		$—	—	$—	—	$—	—	$—	$—	$(4,778,875)	$—	—	$(4,778,875)
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)	—		—	2,925,000	29,250	—	—	—	—	48,324,374	—	—	—	48,353,624
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)	—		—	438,750	4,388	—	—	—	—	7,360,187	—	—	—	7,364,575
Exercise of stock options at $2.00 per share	—		—	182,380	1,824	—	—	—	—	362,937	—	—	—	364,761
Exercise of stock options at $6.38 per share	—		—	1,500	15	—	—	—	—	9,555	—	—	—	9,570
Exercise of stock options at $7.14 per share	—		—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Cancellation of stock options	—		—	—	—	—	—	—	—	(80,062)	—	80,062	—	—
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	(62,726)	—	(62,726)

Balance at May 31, 1996	—		$—	13,586,155	$135,862	—	$—	—	$—	$115,427,120	$(50,611,169)	$(3,853)	—	$64,947,960
Net loss	—		—	—	—	—	—	—	—	—	(4,245,693)	—	—	(4,245,693)
Exercise of stock options at $0.20 per share	—		—	263,285	2,633	—	—	—	—	50,025	—	—	—	52,658
Exercise of stock options at $2.00 per share	—		—	232,935	2,329	—	—	—	—	463,540	—	—	—	465,869
Exercise of stock options at $7.14 per share	—		—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	2,569	—	2,569

Balance at May 31, 1997	—		$—	14,092,375	$140,924	—	$—	—	$—	$116,011,985	$(54,856,862)	$(1,284)	—	$61,294,763
Net loss	—		—	—	—	—	—	—	—	—	(5,883,378)	—	—	(5,883,378)
Exercise of stock options at $7.14 per share	—		—	5,000	50	—	—	—	—	35,650	—	—	—	35,700
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	1,284	—	1,284

Balance at May 31, 1998	—		$—	14,097,375	$140,974	—	$—	—	$—	$116,047,635	$(60,740,240)	$—	—	$55,448,369
Net loss	—		—	—	—	—	—	—	—	—	(7,416,333)	—	—	(7,416,333)
Non-cash compensation	—		—	—	—	—	—	—	—	14,354	—		—	14,354
Exercise of stock options at $7.14 per share	—		—	17,500	175	—	—	—	—	124,775	—	—	—	124,950
Exercise of stock warrants at $8.00 per share	—		—	125,000	1,250	—	—	—	—	998,750	—	—	—	1,000,000

Balance at May 31, 1999	—		$—	14,239,875	$142,399	—	$—	—	$—	$117,185,514	$(68,156,573)	$—	—	$49,171,340
Net loss	—		—	—	—	—	—	—	—	—	(9,167,070)	—	—	(9,167,070)
Non-cash compensation	—		—	—	—	—	—	—	—	57,112	—	—	—	57,112
Exercise of stock options at $13.38 per share	—		—	2,500	25	—	—	—	—	33,425	—	—	—	33,450

Balance at May 31, 2000	—		$—	14,242,375	$142,424	—	$—	—	$—	$117,276,051	$(77,323,643)	$—	—	$40,094,832
Net loss	—		—	—	—	—	—	—	—	—	(10,174,609)	—	—	(10,174,609)
Non-cash compensation	—		—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options at $6.38 per share	—		—	6,000	60	—	—	—	—	38,220	—	—	—	38,280
Exercise of stock options at $10.81 per share	—		—	17,500	175	—	—	—	—	189,000	—	—	—	189,175

Balance at May 31, 2001	—		$—	14,265,875	$142,659	—	$—	—	$—	$117,503,271	$(87,498,252)	$—	—	$30,147,678
Net loss	—		—	—	—	—	—	—	—	—	(10,717,360)	—	—	(10,717,360)

Balance at May 31, 2002	—		$—	14,265,875	$142,659	—	$—	—	$—	$117,503,271	$(98,215,612)	$—	—	$19,430,318
Net loss	—		—	—	—	—	—	—	—	—	(12,250,145)	—	—	(12,250,145)

Balance at May 31, 2003	—		$—	14,265,875	$142,659	—	$—	—	$—	$117,503,271	$(110,465,757)	$—	—	$7,180,173
Issuance of common stock at $5.60 per share on July 28, 2003 (net of costs of issuance of $909,229)	—		—	1,892,857	18,928	—	—	—	—	9,671,843	—	—	—	9,690,771
Issuance of common stock to directors at $6.08 per share on October 30, 2003	—		—	12,335	123	—	—	—	—	74,877	—	—	—	75,000
Deferred compensation related to stock grants	—		—	25,500	255	—	—	—	—	190,995	—	(191,250)	—	—
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	35,630	—	35,630
Issuance of common stock at $5.80 per share on January 29, 2004 (net of costs of issuance of $1,126,104)	—		—	2,585,965	25,860	—	—	—	—	13,846,633	—	—	—	13,872,493
Issuance of common stock at $5.80 per share on February 18, 2004 (net of costs of issuance of $116,423)	—		—	237,008	2,370	—	—	—	—	1,255,853	—	—	—	1,258,223
Issuance of common stock at $5.80 per share on April 15, 2004 (net of costs of issuance of $192,242)	—		—	409,483	4,095	—	—	—	—	2,178,664	—	—	—	2,182,759
Issuance of common stock at $12.00 per share on May 18, 2004 (net of costs of issuance of $1,716,831.36)	—		—	1,954,416	19,544	—	—	—	—	21,716,616	—	—	—	21,736,160
Exercise of stock options at $6.38 per share	—		—	15,000	150	—	—	—	—	95,550	—	—	—	95,700
Net loss	—		—	—	—	—	—	—	—	—	(14,573,798)	—	—	(14,573,798)

Balance at May 31, 2004		$		21,398,439	$213,984	—	$—	—	$—	$166,534,302	$(125,039,555)	$(155,620)	—	$41,553,111
Deferred compensation related to stock grants	—		—	5,500	55	—	—	—	—	71,055	—	(71,110)	—	—
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	122,121	—	122,121
Exercise of stock options between $5.08 and $14.17 per share	—		—	167,875	1,679	—	—	—	—	1,739,585	—	—	—	1,741,264
Cost of shares in treasury, 1,717 shares	—		—	—	—	—	—	—	—	—	—	—	(25,393)	(25,393)
Issuance of common stock to directors at $12.66 per share on September 21, 2004	—		—	5,925	59	—	—	—	—	74,941	—	—	—	75,000
Issuance of common stock at $15.00 per share on February 9, 2005 (net of costs of issuance of $4,995,689)	—		—	5,175,000	51,750	—	—	—	—	72,577,561	—	—	—	72,629,311
Net loss	—		—	—	—	—	—	—	—	—	(20,321,456)	—	—	(20,321,456)

Balance at May 31, 2005		$		26,752,739	$267,527	—	$—	—	$—	$240,997,444	$(145,361,011)	$(104,609)	(25,393)	$95,773,958
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	95,550	—	95,550
Exercise of stock options at $7.13 and $10.66 per share	—		—	2,875	29	—	—	—	—	29,295	—	—	—	29,324
Issuance of common stock to directors at $13.05 per share on September 29, 2005	—		—	5,750	57	—	—	—	—	74,943	—	—	—	75,000
Issuance of common stock to director at $13.21 per share on October 3, 2005	—		—	1,135	12	—	—	—	—	14,988	—	—	—	15,000
Issuance of common stock to director at $10.67 per share on February 24, 2006	—		—	1,406	14	—	—	—	—	14,986	—	—	—	15,000
Exercise of stock options at $10.66, $5.15 and $11.09 per share	—		—	8,000	80	—	—	—	—	65,075	—	—	—	65,155
Exercise of stock options at $10.66 and $7.13 per share	—		—	2,750	28	—	—	—	—	26,640	—	—	—	26,668
Exercise of stock options at $5.15 and $7.13 per share	—		—	3,000	30	—	—	—	—	16,905	—	—	—	16,935
Net loss	—		—	—	—	—	—	—	—	—	(26,775,418)	—	—	(26,775,418)

Balance at May 31, 2006		$		26,777,655	$267,777	—	$—	—	$—	$241,240,276	$(172,136,429)	$(9,059)	(25,393)	$69,337,172
Eliminate remaining deferred compensation	—		—	—	—	—	—	—	—	(9,059)	—	9,059	—	—
Exercise of stock options at $5.15 and $7.13 per share	—		—	2,750	28	—	—	—	—	17,105	—	—	—	17,133
Exercise of stock options at $7.13 per share	—		—	750	7	—	—	—	—	5,348	—	—	—	5,355
Issuance of common stock to directors at $13.03 per share on September 20, 2006	—		—	6,912	69	—	—	—	—	89,931	—	—	—	90,000
Exercise of stock options at $11.44 per share	—		—	10,000	100	—	—	—	—	114,300	—	—	—	114,400
Exercise of stock options at $5.15, $11.92 and $13.21 per share	—		—	3,125	31	—	—	—	—	24,646	—	—	—	24,677
Exercise of stock options at $5.08 and $6.08 per share	—		—	15,000	150	—	—	—	—	81,050	—	—	—	81,200
Exercise of stock options at $5.15 per share	—		—	3,000	30	—	—	—	—	15,420	—	—	—	15,450
Exercise of stock options at $11.92 per share	—		—	375	4	—	—	—	—	4,466	—	—	—	4,470
Exercise of warrants at $6.88 per share	—		—	96,974	969	—	—	—	—	666,211	—	—	—	667,180
Share-based compenstion	—		—	—	—	—	—	—	—	2,655,849	—	—	—	2,655,849
Net loss	—		—	—	—	—	—	—	—	—	(27,671,177)	—	—	(27,671,177)

Balance at May 31, 2007	—		$—	26,916,541	$269,165	—	$—	—	$—	$244,905,543	$(199,807,606)	$—	(25,393)	$45,341,709

Share-based compenstion	—		—	—	—	—	—	—	—	517,439	—	—	—	517,439
Net loss (unaudited)	—		—	—	—	—	—	—	—	—	(4,805,457)	—	—	(4,805,457)

Balance at August 31, 2007 (unaudited)	—		$—	26,916,541	$269,165	—	$—	—	$—	$245,422,982	$(204,613,063)	$—	(25,393)	$41,053,691

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Cash Flows
Three months ended August 31, 2007 and August 31, 2006
and the cumulative period from June 19, 1985
(inception) through August 31, 2007

			Cumulative
			from
			June 19, 1985
	Three months ended August 31,		through
	2007	2006	August 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,805,457)	(7,562,574)	(204,613,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Marketable security amortization	(228,212)	(420,609)	(3,740,279)
Depreciation and amortization	164,943	109,729	19,598,605
Stock based compensation	517,439	595,230	7,324,312
Loss of sale of equipment	—	—	86,088
Changes in assets and liabilities:
Restricted cash	(529,752)	251,730	—
Prepaid expenses	(11,859)	46,305	(894,262)
Other current assets	(433,771)	—	(2,542,877)
Other assets	—	49,282	55,791
Accounts payable	(1,580,507)	(657,512)	1,992,518
Accrued expenses	75,163	(25,828)	176,281
Government grant liability	529,752	(251,730)	—
Accrued compensation and benefits	283,339	194,019	849,048
Other liabilities	2,233	(249,580)	9,664

Net cash used in operating activities	(6,016,689)	(7,921,538)	(181,698,174)

Cash flows from investing activities:
Purchase of property, plant, equipment, and capitalized engineering costs	(171,291)	(7,227,898)	(28,074,458)
Proceeds from sale of land and equipment	—	—	1,863,023
Proceeds from matured marketable securities	23,946,753	34,000,000	729,593,105
Proceeds from sale of marketable securities	—	—	7,141,656
Purchase of marketable securities	(18,745,784)	(23,677,908)	(744,961,709)

Net cash provided by (used in) investing activities	5,029,678	3,094,194	(34,438,383)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	22,488	237,055,000
Payment of common stock issuance costs	—	—	(14,128,531)
Proceeds from issuance of preferred stock	—	—	6,644,953
Proceeds from sale of stock options to purchase common shares	—	—	7,443,118
Proceeds from issuance of notes payable	—	—	1,500,000
Repayment of notes payable	—	—	(140,968)

Net cash provided by financing activities	—	22,488	238,373,572

Net increase (decrease) in cash	(987,011)	(4,804,856)	22,237,015

Cash at beginning of period	23,224,026	39,304,602	—

Cash at end of period	$22,237,015	34,499,746	22,237,015

Supplemental Schedule of Noncash Financing Activities :
Exercise of stock option, 5,000 shares in exchange for 1,717 treasury shares	$—	—	25,393
See accompanying notes to financial statements and accountants’ review report.

Northfield Laboratories Inc.
(a company in the development stage)
Notes to the Financial Statements
August 31, 2007
(unaudited)
(1) BASIS OF PRESENTATION
     The interim financial statements presented are unaudited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal years. The interim financial statements should be read in connection with the audited financial statements for the year ended May 31, 2007.
(2) RECLASSIFICATIONS
     Certain amounts included in the previous quarter and year-end financial statements have been reclassified to conform to the three months ended August 31, 2007 financial statement presentation.
(3) USE OF ESTIMATES
     Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
(4) COMPUTATION OF NET LOSS PER SHARE
     Basic earnings per share is based on the weighted average number of shares outstanding and exclude the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and include the dilutive effect of unexercised common stock equivalents. Because we reported net losses for all periods presented, basic and diluted per share amounts are the same. As of August 31, 2007, we have 2,006,457 options and 115,418 warrants that were excluded from the net loss per share calculation because their inclusion would have been anti-dilutive.
(5) SHARE-BASED COMPENSATION
     The Company’s Nonqualified Stock Option Plan for Outside Directors (the “Directors Plan”) lapsed on May 31, 2004. Following the termination of the plan, all options outstanding prior to plan termination may be exercised in accordance with their terms. As of August 31, 2007, options to purchase a total of 60,000 shares of the Company’s common stock at prices between $4.09 and $13.38 per share were outstanding. These options expire between 2008 and 2012, ten years after the date of grant.
     With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the “1996 Option Plan”). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. During the quarters ended

August 31, 2007 and 2006, the Company did not grant any options from this plan. As of August 31, 2007, options to purchase a total of 154,500 shares of the Company’s common stock at prices between $10.66 and $15.41 were outstanding. These options expire between 2008 and 2010, ten years after the date of grant.
     With an effective date of June 1, 1999, the Company established the Northfield Laboratories Inc. 1999 Stock Option Plan (the “1999 Option Plan”). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1999 Option Plan. During the quarters ended August 31, 2007 and August 31, 2006, the Company did not grant any options to purchase shares of common stock under this plan. As of August 31, 2007, options to purchase a total of 283,375 shares of the Company’s common stock at prices between $3.62 and $14.17 per share were outstanding. These options expire between 2011 and 2013, ten years after the date of grant.
     With an effective date of January 1, 2003, the Company established the New Employee Stock Option Plan (the “New Employee Plan”). This plan provides for the granting of stock options to the Company’s new employees. Stock options to purchase a total of 350,000 shares are available under the New Employee Plan. During the quarter ended August 31, 2007, the Company granted no options to purchase shares of common stock under this plan. During the quarter ended August 31, 2006, the Company granted 30,000 options to purchase shares of common stock at prices between $9.65 and $10.87 per share. As of August 31, 2007, options to purchase a total of 55,000 shares of the Company’s common stock at prices between $3.62 and $18.55 per share were outstanding. These options expire between 2013 and 2016, ten years after the date of grant.
     With an effective date of September 17, 2003, the Company established and shareholders approved the 2003 Equity Compensation Plan with 750,000 available share awards. This plan provides for the granting of stock, stock options and various other types of equity compensation to the Company’s employees, non-employee directors and consultants. On September 29, 2005, the number of available share awards was increased to 2,250,000 by shareholder approval. During the quarter ended August 31, 2007, the Company granted 527,500 options to purchase shares of common stock at prices between $1.36 and $1.43 per share. During the quarter ended August 31, 2006, the Company granted 35,000 options to purchase shares of common stock at prices between $10.94 and $11.59. At August 31, 2007, options to purchase a total of 1,569,000 shares of the Company’s common stock at prices between $1.36 and $18.55 were outstanding. These options expire between 2013 and 2017, ten years after the date of grant.
     The service period for option plans is generally four years, with shares vesting at a rate of 25% each year. The 475,000 options granted on July 12, 2007 to the company officers have a two year vesting period with shares vesting at a rate of 50% each year.
     The Company issued shares from authorized but un-issued common shares upon share option exercises and restricted stock grants.
     The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) in June, 2006. Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the fair value of the Company’s common stock at the grant date over the amount the employee must pay for the stock.
     We adopted SFAS 123R in the first quarter of fiscal 2007 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of June 1, 2006, is based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.
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
     The charge associated with share-based compensation expense recognized in the Statement of Operations for the three months ended August 31, 2007 and August 31, 2006 was $517,439 and $595,230, respectively.
     As of August 31, 2007, there was approximately $3,225,587 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 1.50 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the three months ended August 31, 2007 and August 31, 2006.

	Three Months Ended
	August 31, 2007	August 31, 2006

Fair Value	$580,250	$512,200
Expected volatility	95.9%	73.2%
Risk-free interest rate	4.9%	5.0%
Dividend yield	—	—
Expected lives	6.3 years	6.9 years

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
     On June 14, 2007, the Company issued 52,500 options to purchase shares of common stock to 14 individuals at a price of $1.43 per share. On July 12, 2007, the Company issued 475,000 options to purchase shares of common stock to 8 individuals at a price of $1.36 per share. The Company will expense share-based compensation over the vesting period of the option which is four years for the June 14, 2007 grant and two years for the July 12, 2007 grant.
     The weighted average grant-date fair value of options granted during the three months ended August 31, 2007 and August 31, 2006 was $1.10 per share and $7.88 per share, respectively.
     The following table summarizes the Company’s option activity during the three months ended August 31, 2007:

				Weighted Average
			Weighted	Remaining
		Range of	Average	Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Prices	Exercise Price	(years)	Value
Outstanding at May 31, 2007	1,681,375	$3.61 — $18.55	$11.08
Granted at Fair Value	527,500	$1.36 — $1.43	$1.37
Exercised	0
Expired	10,000	$9.56	$9.56
Cancelled	77,000	$7.57 — $13.05	$11.18
Outstanding at August 31, 2007	2,121,875	$1.36 — $18.55	$8.67	7.24	154,575

Exercisable at August 31, 2007	1,096,625	$3.62 — $18.55	$10.29	5.70	0

The aggregate intrinsic value in the table above is before taxes and based on a weighted average exercise price of $8.67 for options outstanding at August 31, 2007 and $10.29 for options exercisable at August 31, 2007. The total intrinsic value of options exercised during the three months ended August 31, 2007 and August 31, 2006 was $0 and $6,370, respectively. The total fair value of options vested during the three months ended August 31, 2007 and August 31, 2006 was $190,781 and $586,268, respectively.
(6) RESTRICTED CASH
     As of August 31, 2007, the Company had $0 in restricted cash from a government grant. The funds were used in accordance with the terms of the grant. The Company accounts for the lapse in restriction when grant expenditures are incurred. The Company recognizes the funds as a contra-expense or a reduction in the asset carrying value based on the type of grant expenditure incurred.
(7) MISCELLANEOUS RECEIVABLE
     On October 3, 2007, the Company received $1.5 million of the $3.1 million federal appropriations grant. During the first fiscal quarter ended August 31, 2007, the Company had incurred $1.2 million of qualified government grant expenditures, of which $530 thousand were funded by restricted cash and $647 thousand were recorded as grant receivable and included in other current assets. The receivable was collected on October 3, 2007.
(8) MARKETABLE SECURITIES
     The Company, at August 31, 2007, is invested in high grade commercial paper. The Company has the intent and ability to hold these securities until maturity and all securities have a maturity of less than one year.
     The fair market value of the Company’s marketable securities was $11,959,552 at August 31, 2007, which included gross unrealized holding losses of $1,895. The fair market value of the Company’s marketable securities was $16,934,479 at May 31, 2007, which included gross unrealized holding gains of $275. All of these marketable securities are scheduled to mature in less than one year.
(9) PROPERTY, PLANT & EQUIPMENT
     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the term of the lease, generally five years.
(10) INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) in the first quarter of fiscal 2008. At the adoption date and as of August 31, 2007, the Company had no material unrecognized tax benefits and no adjustment to liabilities, retained earnings, loss from continuing operations, or net loss were required. It is the Company’s policy to include interest and/or penalties related to uncertain tax positions in income tax expense. No interest and/or penalties were recognized upon FIN 48 adoption. Tax years 1992 through 2006 remain open to examination by the major taxing jurisdictions to which the Company reports. The adoption of FIN 48 had no effect on the Company’s basic and diluted earnings per share.
(11) LEGAL PROCEEDINGS
     On March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of the Company’s shareholders, against the Company and Dr. Steven A. Gould, the Company’s Chief Executive Officer, and Richard DeWoskin, the Company’s former Chief Executive Officer. Those putative class actions were consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and alleged, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs alleged that those allegedly false and misleading statements and omissions caused the purported class to purchase Company common stock at artificially inflated prices. As relief, the complaint sought, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The Company and the individual defendants filed a motion to dismiss the complaint, and on September 25, 2007, the court granted that motion, finding that the plaintiffs failed to state a claim. The court dismissed the complaint without prejudice and the plaintiffs have until November 20, 2007 to file an amended complaint.
     On March 13, 2006, the SEC notified the Company that it was conducting an informal inquiry, and requested that the Company voluntarily provide the SEC with certain categories of documents from 1998 to 2006 primarily relating to the Company’s public disclosures concerning the clinical development of PolyHeme. The SEC then sent the Company additional requests for documents and information, and modified its initial requests. The Company cooperated with the SEC, and on August 21, 2007, the SEC informed the Company that it has completed its investigation and does not intend to recommend any enforcement action against the Company.
     On March 17, 2006, the Company received a letter from Senator Charles E. Grassley, then Chairman of the Senate Finance Committee, requesting that the Company provide certain categories of documents relating to our Phase III clinical trauma trial as well as documents relating to correspondence with FDA. Subsequently, the Company produced documents to the Committee, and the Committee requested additional documents which were also provided. On September 11, 2007, the Company received a request for additional information from Senator Grassley, Ranking Member of the Senate Finance Committee.
     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RECENT DEVELOPMENTS
     We are presently preparing a Biologics License Application, or BLA, for PolyHeme for submission to Food and Drug Administration, or FDA. Our goal is to submit our BLA to FDA during the first half of calendar 2008. We also plan to submit a request for priority review of our BLA. We believe PolyHeme satisfies the stated criteria for priority review based on its potential to address an unmet medical need.
     Since Northfield’s incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield’s inception through August 31, 2007, we have incurred operating losses totaling $204,613,063.
     We will be required to prepare and submit a BLA to FDA and obtain regulatory approval from FDA before PolyHeme can be sold commercially. The FDA regulatory process is subject to significant risks and uncertainties. We therefore cannot at this time reasonably estimate the timing of any future revenues from the commercial sale of PolyHeme. The costs incurred by Northfield to date and during each period presented in connection with our development of PolyHeme are described in the Statements of Operations in our financial statements.
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
RESULTS OF OPERATIONS
     We reported no revenues for the three month periods ended August 31, 2007 or 2006. From Northfield’s inception through August 31, 2007, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.
OPERATING EXPENSES
     Operating expenses for our first fiscal quarter ended August 31, 2007 totaled $5,288,000, a decrease of $3,102,000 from the $8,390,000 reported in the first quarter of fiscal 2006. Measured on a percentage basis, first quarter fiscal 2008 operating expenses were less than first quarter fiscal 2007 expenses by 37%. The decrease was driven by a decrease in spending for site-related clinical expenses in connection with our Phase III trial, which completed patient enrollment in the first fiscal quarter of 2007. The decrease is also driven by $992 thousand in government grant funding used to offset the cost of operating activities at our manufacturing facility in preparation for FDA review.
     Research and development expenses during the first quarter of fiscal 2008 totaled $3,778,000, a decrease from the $5,826,000 reported in the first quarter of fiscal 2007. The decrease was driven by a decrease in spending for site-related clinical expenses in connection with our Phase III trial, which completed patient enrollment in the first fiscal quarter of 2007. The decrease is also driven by $992 thousand in government grant funding used to offset the cost of operating activities at our manufacturing facility in preparation for FDA review.
     We anticipate a continued high level of research and development spending for the remainder of fiscal 2008. We continue the significant task of data verification, assembly, analysis and report preparation for FDA. Preparing the BLA for PolyHeme to be submitted to FDA will continue through fiscal 2008. At the same time, we will continue an extensive process of preparation for FDA’s review of our manufacturing facility. Northfield’s internal research and development resources will be focused on these tasks and we expect to continue the use of external resources to complete the tasks in a timely manner.
     General and administrative expenses in the first quarter of fiscal 2008 totaled $1,510,000, which is a decrease of $1,054,000, or 41.1%, from the $2,564,000 of general and administrative expenses reported in the first quarter of fiscal 2007. The decreased expenses in the first quarter of fiscal 2008 compared to the first quarter of fiscal year 2007 were due to a decrease in professional service fees related to our ongoing legal proceedings. The SEC informed us that it had completed its investigation and does not intend to recommend any enforcement action against Northfield. We have reached the retention level on our insurance policy covering our current civil litigation and we expect all further expenses relating to this litigation to be fully covered by our insurance policies. Public relations costs also decreased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
INTEREST INCOME
     Interest income for the three-month period ended August 31, 2007 totaled $482,000, a decrease of $345,000 from the $827,000 in interest income reported in the three-month period ended August 31, 2006. We had a significantly lower level of cash and marketable securities available to invest during the current fiscal quarter.
NET LOSS
     Our net loss for the three-month period ended August 31, 2007 totaled $4,805,000, or $0.18 per share, compared to a net loss of $7,563,000, or $0.28 per share, for the three-month period ended August 31, 2006. In dollar terms, the loss decreased by $2,758,000, or 36.5%. The decrease was driven by a decrease in spending for site-related clinical expenses in connection with our Phase III trial, which completed patient enrollment in the first fiscal quarter of 2007. The decrease is also driven by $992 thousand in government grant funding used to offset the cost of operating activities at our manufacturing facility in preparation for FDA review.
LIQUIDITY AND CAPITAL RESOURCES
     From Northfield’s inception through August 31, 2007, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $209,773,000. For the three months ended August 31, 2007 and 2006, these cash expenditures totaled $6,188,000 and $15,150,000, respectively. The previous fiscal year three-month cash utilization reflects the purchase of our previously leased manufacturing facility for $6,731,000.
     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of August 31, 2007, we had cash and marketable securities totaling $34,198,000. As previously reported, we have been successful in securing a $1.4 million federal appropriation as part of the Defense Appropriation Bill in 2005 and a $3.5 million federal appropriation as part of the Fiscal 2006 Defense Appropriation Bill. As of August 31, 2007, we have received $1,235,000 of these funds. On October 3, 2007, we received $1,539,000 from the Fiscal 2006 Defense Appropriation Bill.
     We are currently utilizing our cash resources at a rate of approximately $26 million per year. The rate at which we utilize our cash resources will significantly increase over the next two years should we launch our planned commercial manufacturing facility construction project and further expand our business organization in support of product launch.
     Based on our current estimates, we believe our existing capital resources, along with the remaining federal appropriation funds of $1.6 million expected in December, 2007, should be sufficient to permit us to conduct our operations, including the preparation and submission of a BLA to FDA, for approximately 15 to 18 months. As of the date of this report, a decision to launch our planned manufacturing facility construction project and expansion of our manufacturing, sales, marketing and distribution capabilities, has been deferred until we have sufficient resources to fund these activities.
     We may in the future issue additional equity or debt securities or enter into collaborative arrangements with strategic partners, which could provide us with additional funds or absorb expenses we would otherwise be required to pay. We are also pursuing potential sources of additional government funding. Any one or a combination of these sources may be utilized to raise additional capital. We believe our ability to raise additional capital or enter into a collaborative arrangement with a strategic partner will depend primarily on the results of our BLA submission to FDA, as well as general conditions in the business and financial markets.

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
NET DEFERRED TAX ASSETS VALUATION
     We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of August 31, 2007, we have recorded a 100% percent valuation allowance against our net deferred tax assets.
CONTRACTUAL OBLIGATIONS
The following table reflects a summary of our contractual cash obligations as of August 31, 2007:

		LESS THAN
Contractual Obligations	TOTAL	ONE YEAR	1-3 YEARS
Lease Obligations (1)	$637,890	$361,888	$276,002
Other Obligations (2)	$1,266,900	$1,266,900	—

Total Contractual Cash Obligation	$1,904,790	$1,628,788	$276,002

(1)	The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 15, 2009 unamortized broker commissions of $17,470 would also be due.

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
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. We also invest in commercial paper which is shown as marketable securities. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received on our cash and marketable securities of $34,198,000 at August 31, 2007 would decrease interest income by $342,000 on an annual basis.
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
Part II
OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of the Company’s shareholders, against the Company and Dr. Steven A. Gould, the Company’s Chief Executive Officer, and Richard DeWoskin, the Company’s former Chief Executive Officer. Those putative class actions were consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and alleged, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Plaintiffs alleged that those allegedly false and misleading statements and omissions caused the purported class to purchase Company common stock at artificially inflated prices. As relief, the complaint sought, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The Company and the individual defendants filed a motion to dismiss the complaint, and on September 25, 2007, the court granted that motion, finding that the plaintiffs failed to state a claim. The court dismissed the complaint without prejudice and the plaintiffs have until November 20, 2007 to file an amended complaint.
     On March 13, 2006, the SEC notified the Company that it was conducting an informal inquiry, and requested that the Company voluntarily provide the SEC with certain categories of documents from 1998 to 2006 primarily relating to the Company’s public disclosures concerning the clinical development of PolyHeme. The SEC then sent the Company additional requests for documents and information, and modified its initial requests. The Company cooperated with the SEC, and on August 21, 2007, the SEC informed the Company that it has completed its investigation and does not intend to recommend any enforcement action against the Company.
     On March 17, 2006, the Company received a letter from Senator Charles E. Grassley, then Chairman of the Senate Finance Committee, requesting that the Company provide certain categories of documents relating to our Phase III clinical trauma trial as well as documents relating to correspondence with FDA. Subsequently, the Company produced documents to the Committee, and the Committee requested additional documents which were also provided. On September 11, 2007, the Company received a request for additional information from Senator Grassley, Ranking Member of the Senate Finance Committee.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 10, 2007.

Signature	Title

/s/ Steven A. Gould, M.D.
Steven A. Gould, M.D.	Chairman of the Board and Chief Executive Officer

/s/ Donna O’Neill-Mulvihill
Donna O’Neill-Mulvihill	Vice President of Finance