Form 10-Q
period 2008-02-29
NORTHFIELD LABORATORIES INC /DE/
filed 2008-04-09
CIK 920947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 29, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act) Yes ☐ No ☑
     As of February 29, 2008, Registrant had 26,958,516 shares of common stock outstanding.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART I
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
Part II
ITEM 1. Legal Proceedings
ITEM 1A. Risk Factors
SIGNATURES
Letter Regarding Unaudited Interim Financial Information
Certification of Steven A. Gould, M.D.
Certification of Donna O’Neill-Mulvihill
Certification of Steven A. Gould, M.D.
Certification of Donna O’Neill-Mulvihill

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
These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2007 which is filed with the Securities and Exchange Commission, and those matters discussed under “Legal Proceedings” and “Risk Factors” in this Quarterly Report. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place undue weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.
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
          We have reviewed the balance sheet of Northfield Laboratories Inc. (a company in the development stage) as of February 29, 2008, the related statements of operations for the three-month periods ended February 29, 2008 and February 28, 2007, and the related statements of operations and cash flows for the nine-month periods ended February 29, 2008 and February 28, 2007, and for the period from June 19, 1985 (inception) through February 29, 2008. We have also reviewed the statements of shareholders’ equity (deficit) for the nine-month period ended February 29, 2008 and for the period from June 19, 1985 (inception) through February 29, 2008. These financial statements are the responsibility of the Company’s management.
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
          (signed) KPMG LLP
          Chicago, IL
          April 9, 2008

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Balance Sheets
February 29, 2008 and May 31, 2007

	February 29,	May 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,526,040	23,224,026
Restricted cash	589,314	529,752
Marketable securities	9,963,024	16,934,204
Prepaid expenses	327,867	673,192
Other current assets	—	212,854

Total current assets	27,406,245	41,574,028

Property, plant, and equipment	19,824,196	19,588,246
Accumulated depreciation	(11,540,575)	(11,063,080)

Net property, plant, and equipment	8,283,621	8,525,166

Other assets	19,550	19,550

	$35,709,416	50,118,744

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,762,804	3,573,025
Accrued expenses	188,326	101,118
Accrued compensation and benefits	842,673	565,709
Government grant liability	589,314	529,752

Total current liabilities	3,383,117	4,769,604
Other liabilities	13,848	7,431

Total liabilities	3,396,965	4,777,035

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 60,000,000 shares; issued 26,960,233 at February 29, 2008 and 26,916,541 at May 31, 2007	269,602	269,165
Additional paid-in capital	246,533,233	244,905,543
Deficit accumulated during the development stage	(214,464,991)	(199,807,606)

	32,337,844	45,367,102
Less cost of common shares in treasury; 1,717 shares and 1,717 shares, respectively	(25,393)	(25,393)

Total shareholders’ equity	32,312,451	45,341,709

	$35,709,416	50,118,744

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statement of Operations
Three and nine months ended February 29, 2008 and February 28, 2007 and for the period from June 19, 1985 (inception) through February 29, 2008

					Cumulative
					from
					June 19, 1985
	Three months ended		Nine months ended		through
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues – license income	$—	—	—	—	3,000,000
Costs and expenses:
Research and development	3,669,678	4,476,365	11,387,582	15,927,707	180,228,398
General and administrative	1,480,860	2,269,980	4,472,690	7,534,628	69,122,985

	5,150,538	6,746,345	15,860,272	23,462,335	249,351,383
Other income and expense:
Interest income	319,318	634,577	1,202,887	2,184,939	32,044,547
Interest expense	—	—	—	—	83,234

	$319,318	634,577	1,202,887	2,184,939	31,961,313

Net loss before cumulative effect of change in accounting principle	(4,831,220)	(6,111,768)	(14,657,385)	(21,277,396)	(214,390,070)

Cumulative effect of change in accounting principle	—	—	—	—	74,921

Net loss	$(4,831,220)	(6,111,768)	(14,657,385)	(21,277,396)	(214,464,991)

Net loss per share – basic and diluted	$(0.18)	(0.23)	(0.54)	(0.79)	(16.60)

Shares used in calculation of per share data – basic and diluted	26,958,516	26,911,357	26,939,859	26,877,075	12,921,005

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Nine months ended February 29, 2008 and the cumulative period from June 19, 1985 (inception) through February 29, 2008

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

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Shareholders’ Equity (Deficit)
Nine months ended February 29, 2008 and the cumulative period from June 19, 1985 (inception) through February 29, 2008

											Deficit			Total
						Series A convertible		Series B convertible			accumulated			share-
	Preferred stock			Common stock		preferred stock		preferred stock		Additional	during the	Deferred		holders’
	Number	Aggregate		Number	Aggregate	Number	Aggregate	Number	Aggregate	paid-in	development	compen-	Treasury	equity
	of shares	amount		of shares	amount	of shares	amount	of shares	amount	capital	stage	sation	shares	(deficit)
Net loss	—		$—	—	$—	—	$—	—	$—	$—	$(4,778,875)	$—	—	$(4,778,875)
Issuance of common stock at $17.75 per share on August 9, 1995 (net of issuance costs of $3,565,125)	—		—	2,925,000	29,250	—	—	—	—	48,324,374	—	—	—	48,353,624
Issuance of common stock at $17.75 per share on September 11, 1995 (net of issuance costs of $423,238)	—		—	438,750	4,388	—	—	—	—	7,360,187	—	—	—	7,364,575
Exercise of stock options at $2.00 per share	—		—	182,380	1,824	—	—	—	—	362,937	—	—	—	364,761
Exercise of stock options at $6.38 per share	—		—	1,500	15	—	—	—	—	9,555	—	—	—	9,570
Exercise of stock options at $7.14 per share	—		—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Cancellation of stock options	—		—	—	—	—	—	—	—	(80,062)	—	80,062	—	—
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	(62,726)	—	(62,726)

Balance at May 31, 1996	—		$—	13,586,155	$135,862	—	$—	—	$—	$115,427,120	$(50,611,169)	$(3,853)	—	$64,947,960
Net loss	—		—	—	—	—	—	—	—	—	(4,245,693)	—	—	(4,245,693)
Exercise of stock options at $0.20 per share	—		—	263,285	2,633	—	—	—	—	50,025	—	—	—	52,658
Exercise of stock options at $2.00 per share	—		—	232,935	2,329	—	—	—	—	463,540	—	—	—	465,869
Exercise of stock options at $7.14 per share	—		—	10,000	100	—	—	—	—	71,300	—	—	—	71,400
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	2,569	—	2,569

Balance at May 31, 1997	—		$—	14,092,375	$140,924	—	$—	—	$—	$116,011,985	$(54,856,862)	$(1,284)	—	$61,294,763
Net loss	—		—	—	—	—	—	—	—	—	(5,883,378)	—	—	(5,883,378)
Exercise of stock options at $7.14 per share	—		—	5,000	50	—	—	—	—	35,650	—	—	—	35,700
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	1,284	—	1,284

Balance at May 31, 1998	—		$—	14,097,375	$140,974	—	$—	—	$—	$116,047,635	$(60,740,240)	$—	—	$55,448,369
Net loss	—		—	—	—	—	—	—	—	—	(7,416,333)	—	—	(7,416,333)
Non-cash compensation	—		—	—	—	—	—	—	—	14,354	—		—	14,354
Exercise of stock options at $7.14 per share	—		—	17,500	175	—	—	—	—	124,775	—	—	—	124,950
Exercise of stock warrants at $8.00 per share	—		—	125,000	1,250	—	—	—	—	998,750	—	—	—	1,000,000

Balance at May 31, 1999	—		$—	14,239,875	$142,399	—	$—	—	$—	$117,185,514	$(68,156,573)	$—	—	$49,171,340
Net loss	—		—	—	—	—	—	—	—	—	(9,167,070)	—	—	(9,167,070)
Non-cash compensation	—		—	—	—	—	—	—	—	57,112	—	—	—	57,112
Exercise of stock options at $13.38 per share	—		—	2,500	25	—	—	—	—	33,425	—	—	—	33,450

Balance at May 31, 2000	—		$—	14,242,375	$142,424	—	$—	—	$—	$117,276,051	$(77,323,643)	$—	—	$40,094,832
Net loss	—		—	—	—	—	—	—	—	—	(10,174,609)	—	—	(10,174,609)
Non-cash compensation	—		—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options at $6.38 per share	—		—	6,000	60	—	—	—	—	38,220	—	—	—	38,280
Exercise of stock options at $10.81 per share	—		—	17,500	175	—	—	—	—	189,000	—	—	—	189,175

Balance at May 31, 2001	—		$—	14,265,875	$142,659	—	$—	—	$—	$117,503,271	$(87,498,252)	$—	—	$30,147,678
Net loss	—		—	—	—	—	—	—	—	—	(10,717,360)	—	—	(10,717,360)

Balance at May 31, 2002	—		$—	14,265,875	$142,659	—	$—	—	$—	$117,503,271	$(98,215,612)	$—	—	$19,430,318
Net loss	—		—	—	—	—	—	—	—	—	(12,250,145)	—	—	(12,250,145)

Balance at May 31, 2003	—		$—	14,265,875	$142,659	—	$—	—	$—	$117,503,271	$(110,465,757)	$—	—	$7,180,173
Issuance of common stock at $5.60 per share on July 28, 2003 (net of costs of issuance of $909,229)	—		—	1,892,857	18,928	—	—	—	—	9,671,843	—	—	—	9,690,771
Issuance of common stock to directors at $6.08 per share on October 30, 2003	—		—	12,335	123	—	—	—	—	74,877	—	—	—	75,000
Deferred compensation related to stock grants	—		—	25,500	255	—	—	—	—	190,995	—	(191,250)	—	—
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	35,630	—	35,630
Issuance of common stock at $5.80 per share on January 29, 2004 (net of costs of issuance of $1,126,104)	—		—	2,585,965	25,860	—	—	—	—	13,846,633	—	—	—	13,872,493
Issuance of common stock at $5.80 per share on February 18, 2004 (net of costs of issuance of $116,423)	—		—	237,008	2,370	—	—	—	—	1,255,853	—	—	—	1,258,223
Issuance of common stock at $5.80 per share on April 15, 2004 (net of costs of issuance of $192,242)	—		—	409,483	4,095	—	—	—	—	2,178,664	—	—	—	2,182,759
Issuance of common stock at $12.00 per share on May 18, 2004 (net of costs of issuance of $1,716,831.36)	—		—	1,954,416	19,544	—	—	—	—	21,716,616	—	—	—	21,736,160
Exercise of stock options at $6.38 per share	—		—	15,000	150	—	—	—	—	95,550	—	—	—	95,700
Net loss	—		—	—	—	—	—	—	—	—	(14,573,798)	—	—	(14,573,798)

Balance at May 31, 2004		$		21,398,439	$213,984	—	$—	—	$—	$166,534,302	$(125,039,555)	$(155,620)	—	$41,553,111
Deferred compensation related to stock grants	—		—	5,500	55	—	—	—	—	71,055	—	(71,110)	—	—
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	122,121	—	122,121
Exercise of stock options between $5.08 and $14.17 per share	—		—	167,875	1,679	—	—	—	—	1,739,585	—	—	—	1,741,264
Cost of shares in treasury, 1,717 shares	—		—	—	—	—	—	—	—	—	—	—	(25,393)	(25,393)
Issuance of common stock to directors at $12.66 per share on September 21, 2004	—		—	5,925	59	—	—	—	—	74,941	—	—	—	75,000
Issuance of common stock at $15.00 per share on February 9, 2005 (net of costs of issuance of $4,995,689)	—		—	5,175,000	51,750	—	—	—	—	72,577,561	—	—	—	72,629,311
Net loss	—		—	—	—	—	—	—	—	—	(20,321,456)	—	—	(20,321,456)

Balance at May 31, 2005		$		26,752,739	$267,527	—	$—	—	$—	$240,997,444	$(145,361,011)	$(104,609)	(25,393)	$95,773,958
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	95,550	—	95,550
Exercise of stock options at $7.13 and $10.66 per share	—		—	2,875	29	—	—	—	—	29,295	—	—	—	29,324
Issuance of common stock to directors at $13.05 per share on September 29, 2005	—		—	5,750	57	—	—	—	—	74,943	—	—	—	75,000
Issuance of common stock to director at $13.21 per share on October 3, 2005	—		—	1,135	12	—	—	—	—	14,988	—	—	—	15,000
Issuance of common stock to director at $10.67 per share on February 24, 2006	—		—	1,406	14	—	—	—	—	14,986	—	—	—	15,000
Exercise of stock options at $10.66, $5.15 and $11.09 per share	—		—	8,000	80	—	—	—	—	65,075	—	—	—	65,155
Exercise of stock options at $10.66 and $7.13 per share	—		—	2,750	28	—	—	—	—	26,640	—	—	—	26,668
Exercise of stock options at $5.15 and $7.13 per share	—		—	3,000	30	—	—	—	—	16,905	—	—	—	16,935
Net loss	—		—	—	—	—	—	—	—	—	(26,775,418)	—	—	(26,775,418)

Balance at May 31, 2006		$		26,777,655	$267,777	—	$—	—	$—	$241,240,276	$(172,136,429)	$(9,059)	(25,393)	$69,337,172
Eliminate remaining deferred compensation	—		—	—	—	—	—	—	—	(9,059)	—	9,059	—	—
Exercise of stock options at $5.15 and $7.13 per share	—		—	2,750	28	—	—	—	—	17,105	—	—	—	17,133
Exercise of stock options at $7.13 per share	—		—	750	7	—	—	—	—	5,348	—	—	—	5,355
Issuance of common stock to directors at $13.03 per share on September 20, 2006	—		—	6,912	69	—	—	—	—	89,931	—	—	—	90,000
Exercise of stock options at $11.44 per share	—		—	10,000	100	—	—	—	—	114,300	—	—	—	114,400
Exercise of stock options at $5.15, $11.92 and $13.21 per share	—		—	3,125	31	—	—	—	—	24,646	—	—	—	24,677
Exercise of stock options at $5.08 and $6.08 per share	—		—	15,000	150	—	—	—	—	81,050	—	—	—	81,200
Exercise of stock options at $5.15 per share	—		—	3,000	30	—	—	—	—	15,420	—	—	—	15,450
Exercise of stock options at $11.92 per share	—		—	375	4	—	—	—	—	4,466	—	—	—	4,470
Exercise of warrants at $6.88 per share	—		—	96,974	969	—	—	—	—	666,211	—	—	—	667,180
Share-based compensation	—		—	—	—	—	—	—	—	2,655,849	—	—	—	2,655,849
Net loss	—		—	—	—	—	—	—	—	—	(27,671,177)	—	—	(27,671,177)

Balance at May 31, 2007	—		$—	26,916,541	$269,165	—	$—	—	$—	$244,905,543	$(199,807,606)	$—	(25,393)	$45,341,709
Share-based compensation (unaudited)	—		—	—	—	—	—	—	—	1,538,127	—	—	—	1,538,127
Issuance of common stock to directors at $2.06 per share on September 25, 2007 (unaudited)	—		—	43,692	437	—	—	—	—	89,563	—	—	—	90,000
Net loss (unaudited)	—		—	—	—	—	—	—	—	—	(14,657,385)	—	—	(14,657,385)

Balance at February 29, 2008 (unaudited)	—		$—	26,960,233	$269,602	—	$—	—	$—	$246,533,233	$(214,464,991)	$—	(25,393)	$32,312,451

See accompanying notes to financial statements and accountants’ review report.

NORTHFIELD LABORATORIES INC.
(a company in the development stage)
Statements of Cash Flows
Nine months ended February 29, 2008 and February 28, 2007
and the cumulative period from June 19, 1985
(inception) through February 29, 2008

			Cumulative
			from
			June 19, 1985
	Nine months ended		through
	February 29, 2008	February 28, 2007	February 29, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(14,657,385)	(21,277,396)	(214,464,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Marketable security amortization	(448,158)	(941,208)	(3,960,225)
Depreciation and amortization	477,495	378,491	19,911,157
Stock based compensation	1,628,127	2,355,256	8,435,000
Loss of sale of equipment	—	—	86,088
Changes in assets and liabilities:
Restricted cash	(59,562)	703,039	589,314
Prepaid expenses	345,325	586,178	(537,078)
Other current assets	212,854	—	(1,896,251)
Other assets	—	49,391	55,791
Accounts payable	(1,810,221)	(1,151,567)	1,762,804
Accrued expenses	87,208	28,099	188,326
Government grant liability	59,562	(703,039)	(589,314)
Accrued compensation and benefits	276,964	(563)	842,673
Other liabilities	6,417	(244,382)	13,848

Net cash used in operating activities	(13,881,374)	(20,217,701)	(189,562,858)

Cash flows from investing activities:
Purchase of property, plant, equipment, and capitalized engineering costs	(235,950)	(7,741,713)	(28,139,118)
Proceeds from sale of land and equipment	—	—	1,863,023
Proceeds from matured marketable securities	48,161,753	75,000,000	753,808,105
Proceeds from sale of marketable securities	—	—	7,141,656
Purchase of marketable securities	(40,742,415)	(61,158,990)	(766,958,340)

Net cash provided by (used in) investing activities	7,183,388	6,099,297	(32,284,674)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	929,868	237,055,000
Payment of common stock issuance costs	—	—	(14,128,531)
Proceeds from issuance of preferred stock	—	—	6,644,953
Proceeds from sale of stock options to	—	—
purchase common shares	—	—	7,443,118
Proceeds from issuance of notes payable	—	—	1,500,000
Repayment of notes payable	—	—	(140,968)

Net cash provided by financing activities	—	929,868	238,373,572

Net increase (decrease) in cash	(6,697,986)	(13,188,536)	16,526,040

Cash at beginning of period	23,224,026	39,304,602	—

Cash at end of period	$16,526,040	26,116,066	16,526,040

Supplemental Schedule of Noncash Financing Activities :
Exercise of stock option, 5,000 shares in exchange for 1,717 treasury shares	$—	—	25,393
See accompanying notes to financial statements and accountants’ review report.

Northfield Laboratories Inc.
(a company in the development stage)
Notes to the Financial Statements
February 29, 2008
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
     As of February 29, 2008, we had cash and cash equivalents of approximately $27 million. We are currently utilizing our cash resources at a rate of approximately $24 million per year, and we expect to maintain this rate of cash utilization through the submission of our Biologics License Application to the Food and Drug Administration. We anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business only for the next 12 to 14 months. We will need to raise additional capital to continue our business after this period. Our future capital requirements will depend on many factors, including the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders.
(2) USE OF ESTIMATES
     Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
(3) COMPUTATION OF NET LOSS PER SHARE
     Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because we reported net losses for all periods presented, basic and diluted per share amounts are the same. As of February 29, 2008, we have 2,036,707 options and 115,418 warrants that were excluded from the net loss per share calculation because their inclusion would have been anti-dilutive.
(4) SHARE-BASED COMPENSATION
     The Company’s Nonqualified Stock Option Plan for Outside Directors (the “Directors Plan”) lapsed on May 31, 2004. Following the termination of the plan, all options outstanding prior to plan termination may be exercised in accordance with their terms. As of February 29, 2008, options to purchase a total of 60,000 shares of the Company’s common stock at prices between $4.09 and $13.38 per share were outstanding. These options expire between 2008 and 2012, ten years after the date of grant.
     With an effective date of October 1, 1996, the Company established the Northfield Laboratories Inc. 1996 Stock Option Plan (the “1996 Option Plan”). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1996 Option Plan. As of February 29, 2008, options to purchase a total of 152,500 shares of the Company’s common stock at prices between $10.66 and $15.41 were outstanding. These options expire between 2008 and 2010, ten years after the date of grant.
     With an effective date of June 1, 1999, the Company established the Northfield Laboratories Inc. 1999 Stock Option Plan (the “1999 Option Plan”). This plan provides for the granting of stock options to the Company’s directors, officers, key employees, and consultants. Stock options to purchase a total of 500,000 shares of common stock are available under the 1999 Option Plan. As of February 29, 2008, options to purchase a total of 275,625 shares of the Company’s common stock at prices between $3.62 and $14.17 per share were outstanding. These options expire between 2011 and 2013, ten years after the date of grant.

     With an effective date of January 1, 2003, the Company established the New Employee Stock Option Plan (the “New Employee Plan”). This plan provides for the granting of stock options to the Company’s new employees. Stock options to purchase a total of 350,000 shares are available under the New Employee Plan. As of February 29, 2008, options to purchase a total of 55,000 shares of the Company’s common stock at prices between $3.62 and $18.55 per share were outstanding. These options expire between 2013 and 2016, ten years after the date of grant.
     With an effective date of September 17, 2003, the Company established and shareholders approved the 2003 Equity Compensation Plan with 750,000 available share awards. This plan provides for the granting of stock, stock options and various other types of equity compensation to the Company’s employees, non-employee directors and consultants. On September 29, 2005, the number of available share awards was increased to 2,250,000 by shareholder approval. At February 29, 2008, options to purchase a total of 1,609,000 shares of the Company’s common stock at prices between $1.36 and $18.55 were outstanding. These options expire between 2013 and 2017, ten years after the date of grant.
     The service period for option plans is generally four years, with shares vesting at a rate of 25% each year. The 475,000 options granted on July 12, 2007 to the company officers have a two year vesting period with shares vesting at a rate of 50% each year. Options granted to the outside directors on September 25, 2007 vested immediately upon grant. Additionally, all outside directors were in total granted 43,692 shares on September 25, 2007 which also vested immediately.
     The Company issued shares from authorized but un-issued common shares upon share option exercises and restricted stock grants.
     The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) in June 2006. Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the fair value of the Company’s common stock at the grant date over the amount the employee must pay for the stock.
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
     The Company does not recognize a tax benefit related to share-based compensation due to the historical net operating loss and related valuation allowance.
     The impact of share-based compensation expenses on basic earnings per share for the three and nine months ended February 29, 2008 was $.02 and $.06, respectively, and the related charge associated with share-based compensation expense recognized in the Statement of Operations for the three and nine months ended February 29, 2008 was $452,000 and $1,628,000, respectively.
     As of February 29, 2008, there was approximately $2,210,250 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 1.52 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the nine months ended February 29, 2008 and February 28, 2007. There were no options granted in the three months ended February 29, 2008 and February 28, 2007.

	Nine Months Ended
	February 29, 2008	February 28, 2007
Fair Value	$679,560	$1,090,890
Expected volatility	95.9%	73.1%
Risk-free interest rate	4.8%	5.0%
Dividend yield	—	—
Expected lives	6.3 years	6.8 years

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
     There were no options granted during the three months ended February 29, 2008 and February 28, 2007. The weighted average grant-date fair value of options granted during the nine months ended February 29, 2008 and February 28, 2007 was $1.16 per share and $8.55 per share, respectively.
     The following table summarizes the Company’s option activity during the nine months ended February 29, 2008:

				Weighted Average
			Weighted	Remaining
		Range of	Average	Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Prices	Exercise Price	(years)	Value
Outstanding at May 31, 2007	1,681,375	$3.61—$18.55	$11.08
Granted at Fair Value	527,500	$1.36—$1.43	$1.37
Exercised	0
Expired	10,000	$9.56	$9.56
Cancelled	77,000	$7.57—$13.05	$11.18

Outstanding at August 31, 2007	2,121,875	$1.36—$18.55	$8.67	7.24	$154,575

Exercisable at August 31, 2007	1,096,625	$3.62—$18.55	$10.29	5.70	$0

Granted at Fair Value	60,000	$2.06	$2.06
Exercised	0
Expired	0
Cancelled	14,500	$7.13—$13.21	$8.97

Outstanding at November 30, 2007	2,167,375	$1.36—$18.55	$8.48	5.72	$0

Exercisable at November 30, 2007	1,196,750	$2.06—$18.55	$9.90	5.05	$0

Granted at Fair Value	0
Exercised	0
Expired	0
Cancelled	15,250	$7.13—$14.17	$11.27

Outstanding at February 29, 2008	2,152,125	$1.36—$18.55	$8.46	6.83	$0

Exercisable at February 29, 2008	1,340,750	$2.06—$18.55	$10.28	5.65	$0

     The aggregate intrinsic value in the table above is before taxes and based on a weighted average exercise price of $8.46 for options outstanding at February 29, 2008. The total intrinsic value of options exercised during the three months ended February 29, 2008 and February 28, 2007 was $0 and $33,476, respectively. The total intrinsic value of options exercised during the nine months ended February 29, 2008 and February 28, 2007 was $0 and $240,254, respectively. The total fair value of options vested during the three months ended February 29, 2008 and February 28, 2007 was $1,499,421 and $553,756, respectively. The total fair value of options vested during the nine months ended February 29, 2008 and February 28, 2007 was $2,103,068 and $2,256,198, respectively.
(5) RESTRICTED CASH
     As of February 29, 2008, the Company had $589,314 in restricted cash from a government grant. All funds are used in accordance with the terms of the grant. The Company accounts for the lapse in restriction when grant expenditures are incurred. The Company recognizes the funds as a contra-expense or a reduction in the asset carrying value based on the type of grant expenditure incurred.
     For the three-month period ended February 29, 2008, and February 28, 2007, $1,096,000 and $0 of restricted cash from a government grant were recognized as a contra-expense, respectively, and no funds for either period were recognized as a reduction in the asset carrying value. For the nine-month period ended February 29, 2008, and February 28, 2007, $2,832,000 and $1,009,000 of restricted cash from a government grant were recognized as a contra-expense, respectively, and $187,000 and $0 funds were recognized as a reduction in the asset carrying value, respectively.

(6) MARKETABLE SECURITIES
     The Company, at February 29, 2008, is invested in high grade commercial paper and short term certificates of deposit. The Company has the intent and ability to hold these securities until maturity and all securities have a maturity of four months or less.
     The fair market value of the Company’s marketable securities was $9,962,246 at February 29, 2008, which included gross unrealized holding losses of $778. The fair market value of the Company’s marketable securities was $16,934,479 at May 31, 2007, which included gross unrealized holding gains of $275. All of these marketable securities are scheduled to mature in less than four months.
(7) PROPERTY, PLANT & EQUIPMENT
     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the term of the lease, generally five years.
(8) INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) in the first quarter of fiscal 2008. At the adoption date and as of February 29, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings, loss from continuing operations, or net loss were required. It is the Company’s policy to include interest and/or penalties related to uncertain tax positions in income tax expense. No interest and/or penalties were recognized upon FIN 48 adoption. Tax years 1992 through 2006 remain open to examination by the major taxing jurisdictions to which the Company reports. The adoption of FIN 48 had no effect on the Company’s basic and diluted earnings per share.
(9) LEGAL PROCEEDINGS
     On March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of the Company’s shareholders, against the Company and Dr. Steven A. Gould, the Company’s Chief Executive Officer, and Richard DeWoskin, the Company’s former Chief Executive Officer. Those putative class actions were consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and alleged, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under and Section 20(a) of the Exchange Act. Plaintiffs alleged that those allegedly false and misleading statements and omissions caused the purported class to purchase the Company’s common stock at artificially inflated prices. As relief, the complaint sought, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The Company and the individual defendants filed a motion to dismiss the complaint, and on September 25, 2007, the court granted that motion, finding that the plaintiffs failed to state a claim. The court dismissed the complaint without prejudice and on November 20, 2007, the plaintiffs filed a Consolidated Second Amended Class Action Complaint. On January 22, 2008, the Company filed a motion to dismiss and that motion currently is being briefed by the parties. The putative class action is at an early stage and it is not possible to predict the outcome.
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

     On September 11, 2007, the Company received a second letter from Senator Charles E. Grassley, Ranking Member of the Senate Finance Committee, requesting that the Company provide additional information to the Committee. The Company has complied with that request.
     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RECENT DEVELOPMENTS
     We are presently preparing a Biologics License Application, or BLA, for our PolyHeme® red blood cell substitute, for submission to the Food and Drug Administration, or FDA. We expect to submit the BLA to FDA this summer, most likely sometime in the third calendar quarter of the year. We also plan to submit a request for priority review of our BLA. We believe PolyHeme satisfies the stated criteria for priority review based on its potential to address an unmet medical need. We will also be participating in the FDA/NIH Workshop, “Hemoglobin-Based Oxygen Carriers: Current Status and Future Directions”, on April 29-30, 2008.
     Since Northfield’s incorporation in 1985, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of PolyHeme. We have incurred operating losses during each year of our operations since inception and expect to incur substantial additional operating losses for the next several years. From Northfield’s inception through February 29, 2008, we have incurred operating losses totaling $214,465,000.
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
     Our success will depend on several factors, including our ability to obtain FDA regulatory approval of PolyHeme and our manufacturing facilities, obtain sufficient quantities of blood to manufacture PolyHeme in commercial quantities, manufacture and distribute PolyHeme in a cost-effective manner, enforce our patent positions and raise sufficient capital to fund these activities. We have experienced significant delays in the development and clinical testing of PolyHeme. We cannot assure that we will be able to achieve these goals or that we will be able to realize product revenues or profitability on a sustained basis or at all.
RESULTS OF OPERATIONS
     We reported no revenues for the three and nine month periods ended February 29, 2008 or February 28, 2007. From Northfield’s inception through February 29, 2008, we have reported total revenues of $3,000,000, all of which were derived from licensing fees.
OPERATING EXPENSES
     Operating expenses for our third fiscal quarter ended February 29, 2008 totaled $5,151,000, a decrease of $1,595,000 from the $6,746,000 reported in the third quarter of fiscal 2007. Measured on a percentage basis, third quarter fiscal 2008 operating expenses were less than third quarter fiscal 2007 expenses by 23.7%. The decrease was primarily driven by a reduction in spending for site-related clinical expenses in connection with our Phase III trial, which completed patient enrollment in the first fiscal quarter of 2007. The decrease is also driven by government grant funding used to offset the cost of specified operating activities and a reduction in process development costs.
     Research and development expenses during the third quarter of fiscal 2008 totaled $3,670,000, a decrease from the $4,476,000 reported in the third quarter of fiscal 2007. The decrease was primarily driven by a reduction in spending for site-related clinical expenses in connection with our Phase III trial. The decrease is also driven by $1,096,000 in government grant funding used to offset the cost of specified operating activities at our manufacturing facility in preparation for FDA review and a reduction in process development costs.
     We anticipate a continued high level of research and development spending for the remainder of fiscal 2008. We continue the significant task of data verification, assembly, analysis and report preparation for FDA. BLA preparation work will continue through fiscal 2008. At the same time, we will continue an extensive process of preparation for FDA’s review of our manufacturing facility. Northfield’s internal research and development resources will be focused on these tasks and we will continue the use of external resources to complete the tasks in a timely manner.

     General and administrative expenses in the third quarter of fiscal 2008 totaled $1,481,000, which is a decrease of $789,000, or 34.8%, from the $2,270,000 of general and administrative expenses reported in the third quarter of fiscal 2007. The decreased expenses were primarily due to a reduction in professional service fees related to our ongoing legal proceedings. We have reached the retention level on our insurance policy covering our current civil litigation and we expect all further expenses relating to this litigation to be fully covered by our insurance policies, subject to applicable policy limits. This decrease was also driven by a reduction in share-based compensation.
     Operating expenses for the nine-month period ended February 29, 2008 totaled $15,860,000, a decrease of $7,602,000 from the $23,462,000 reported for the nine-months ended February 28, 2007. The percentage decrease was equal to 32.4%. The decrease was primarily driven by a reduction in spending for site-related clinical expenses in connection with our Phase III trial, which completed patient enrollment in the first fiscal quarter of 2007. The decrease is also driven by government grant funding used to offset the cost of specified operating activities and a reduction in process development costs.
     Research and development expenses during the nine-months ended February 29, 2008 totaled $11,388,000, a decrease from the $15,928,000 reported in the nine-months ended February 28, 2007. The decrease was primarily driven by a reduction in spending for site-related clinical expenses in connection with our Phase III trial. The decrease is also driven by $2,800,000 in government grant funding used to offset the cost of specified operating activities at our manufacturing facility in preparation for FDA review and a reduction in process development costs.
     General and administrative expenses for the nine-months ended February 29, 2008 totaled $4,473,000, which is a decrease of $3,062,000, or 40.6%, from the $7,535,000 of general and administrative expenses reported for the nine-months ended February 28, 2007. The decreased expenses were primarily due to a reduction in professional service fees related to our ongoing legal proceedings. We have reached the retention level on our insurance policy covering our current civil litigation and we expect all further expenses relating to this litigation to be fully covered by our insurance policies, subject to applicable policy limits. This decrease was also driven by a reduction in share-based compensation.
INTEREST INCOME
     Interest income for the three-month period ended February 29, 2008 totaled $319,000, a decrease of $316,000 from the $635,000 in interest income reported in the three-month period ended February 28, 2007. We had a lower level of cash and marketable securities available to invest during the current fiscal quarter.
     Interest income for the nine-month period ended February 29, 2008 totaled $1,203,000, a decrease of $982,000 from the $2,185,000 in interest income reported in the nine-month period ended February 28, 2007. We had a significantly lower level of cash and marketable securities available to invest during the current fiscal year.
NET LOSS
     Our net loss for the three-month period ended February 29, 2008 totaled $4,831,000, or $0.18 per share, compared to a net loss of $6,112,000, or $0.23 per share, for the three-month period ended February 28, 2007. In dollar terms, the loss decreased by $1,281,000, or 21.0%. The decrease was driven by a reduction in spending for site-related clinical expenses in connection with our Phase III trial. The decrease is also driven by $1,096,000 in government grant funding used to offset the cost of specified operating activities at our manufacturing facility in preparation for FDA review, a reduction in legal expenses and a reduction in process development costs.
     Our net loss for the nine-month period ended February 29, 2008 totaled $14,657,000, or $0.54 per share, compared to a net loss of $21,277,000, or $0.79 per share, for the nine-month period ended February 28, 2007. In dollar terms, the loss decreased by $6,620,000, or 31.1%. The decrease was primarily driven by a reduction in spending for site-related clinical expenses in connection with our Phase III trial. The decrease is also driven by $2,800,000 in government grant funding used to offset the cost of operating activities at our manufacturing facility in preparation for FDA review. Additionally, the decrease was driven by a reduction in process development costs, professional service fees and share-based compensation expense.
LIQUIDITY AND CAPITAL RESOURCES
     From Northfield’s inception through February 29, 2008, we have used cash in operating activities and for the purchase of property, plant, equipment and engineering services in the amount of $217,702,000. For the nine months ended February 29, 2008 and February

28, 2007, these cash expenditures totaled $14,117,000 and $27,959,000, respectively. The previous fiscal year nine-month cash utilization reflects the purchase of our previously leased manufacturing facility for $6,731,000.
     We have financed our research and development and other activities to date through the public and private sale of equity securities and, to a more limited extent, through the license of product rights. As of February 29, 2008, we had cash, restricted cash and marketable securities totaling $27,078,000. As previously reported, we have been successful in securing a $1,400,000 federal appropriation as part of the Defense Appropriation Bill in 2005 and a $3,500,000 federal appropriation as part of the Fiscal 2006 Defense Appropriation Bill. As of February 29, 2008, we have received all of these funds.
     We are currently utilizing our cash resources at a rate of approximately $24 million per year. We anticipate maintaining spending at this rate through the submission and review of our BLA. No significant capital expenditures are planned for the near term.
     Based on our current estimates, we believe our existing capital resources should be sufficient to permit us to conduct our operations, including the preparation and submission of a BLA to FDA, for approximately 12 to 14 months. As of the date of this report, a decision to launch our planned manufacturing facility construction project and expansion of our manufacturing, sales, marketing and distribution capabilities, has been deferred until we have sufficient resources to fund these activities.
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
NET DEFERRED TAX ASSETS VALUATION
     We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required, such as our ability to generate future taxable income. In the event we were to determine that it was more likely than not we would be able to realize our deferred tax assets in the future in excess of their carrying value, an adjustment to recognize the deferred tax assets would increase income in the period such determination was made. As of February 29, 2008, we have recorded a 100% valuation allowance against our net deferred tax assets.
CONTRACTUAL OBLIGATIONS
     The following table reflects a summary of our contractual cash obligations as of February 29, 2008:

		LESS THAN
Contractual Obligations	TOTAL	ONE YEAR	1-3 YEARS
Lease Obligations (1)	$458,495	$458,495	$—
Other Obligations (2)	$1,776,900	$1,776,900	—

Total Contractual Cash Obligation	$2,235,395	$2,235,395	$—

(1)	The lease for our Evanston headquarters is cancelable with six months notice combined with a termination payment equal to three months base rent at any time after February 14, 2009. If the lease is cancelled as of February 15, 2009, unamortized broker commissions of $17,470 would also be due.

(2)	Represents payments required to be made upon termination of employment agreements with three of our executive officers. The employment contracts renew automatically unless terminated. Figures shown represent compensation payable upon the termination of the employment agreements for reasons other than death, disability, cause or voluntary termination of employment by the executive officer other than for good reason. Additional payments may be required under the employment agreements in connection with a termination of employment of the executive officers following a change in control of Northfield.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We currently do not have any foreign currency exchange risk. We invest our cash and cash equivalents in government securities, certificates of deposit and money market funds. We also invest in commercial paper which is shown as marketable securities. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the financial market risk exposure is not material. A one percentage point decrease in the interest rate received on our cash and marketable securities of $27,078,000 at February 29, 2008 would decrease interest income by $271,000 on an annual basis.
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

Part II
OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 17, 2006 and May 15, 2006, ten separate complaints were filed, each purporting to be on behalf of a class of the Company’s shareholders, against the Company and Dr. Steven A. Gould, the Company’s Chief Executive Officer, and Richard DeWoskin, the Company’s former Chief Executive Officer. Those putative class actions were consolidated in a case pending in the United States District Court for the Northern District of Illinois Eastern Division. The Consolidated Amended Class Action Complaint was filed on September 8, 2006, and alleged, among other things, that during the period from March 19, 2001 through March 20, 2006, the named defendants made or caused to be made a series of materially false or misleading statements and omissions about the Company’s elective surgery clinical trial and business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under and Section 20(a) of the Exchange Act. Plaintiffs alleged that those allegedly false and misleading statements and omissions caused the purported class to purchase the Company common stock at artificially inflated prices. As relief, the complaint sought, among other things, a declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The Company and the individual defendants filed a motion to dismiss the complaint, and on September 25, 2007, the court granted that motion, finding that the plaintiffs failed to state a claim. The court dismissed the complaint without prejudice and on November 20, 2007, the plaintiffs filed a Consolidated Second Amended Class Action Complaint. On January 22, 2008, the Company filed a motion to dismiss and that motion currently is being briefed by the parties. The putative class action is at an early stage and it is not possible to predict the outcome.
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
     On September 11, 2007, the Company received a second letter from Senator Charles E. Grassley, Ranking Member of the Senate Finance Committee, requesting that the Company provide additional information to the Committee. The Company has complied with that request.
Item 1A. Risk Factors.
     The following risk factor should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, including the other risk factors identified within the Annual Report.
Our financial resources are limited and we will need to raise additional capital in the future to continue our business.
     As of February 29, 2008, we had cash and cash equivalents of approximately $27 million. We are currently utilizing our cash resources at a rate of approximately $24 million per year, and we expect to maintain this rate of cash utilization through the submission of our BLA to FDA. We anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business only for the next 12 to 14 months. We will need to raise additional capital to continue our business after this period. Our future capital requirements will depend on many factors, including the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity and the establishment of collaborative relationships. We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders. If we do not raise significant additional capital during our current fiscal year ending May 31, 2008, the opinion of our independent accountants with respect to our audited financial statements is likely to include an explanatory paragraph regarding the continuation of our company as a going concern. In addition, we are subject to a putative class action lawsuit alleging violations of the federal securities laws and we also have received separate requests from both the SEC and the Senate Committee on Finance asking us voluntarily to provide certain information. These matters involve risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case.

Exhibit	Description

15	Letter re: Unaudited Interim Financial Information
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 9, 2008.

Signature	Title

/s/ Steven A. Gould, M.D.	Chairman of the Board and Chief

Steven A. Gould, M.D.	Executive Officer

/s/ Donna O’Neill-Mulvihill	Vice President of Finance

Donna O’Neill-Mulvihill